Form 10-K
period 2009-06-30
BRAIN TREE INTERNATIONAL INC
filed 2009-09-28
CIK 802257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2009

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53601

BRAIN TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0496850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463

(Address of principal executive officers) (Zip Code)

Registrant=s telephone number, including area code:	(801) 938-5598

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of December 31, 2008, the last business day of the registrant’s most recently completed second quarter, was $0.00. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of December 31, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 21, 2009 was 35,031,558.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

BRAIN TREE INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	13

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matter to a Vote of Security Holders	13

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	13

Item 6.	Selected Financial Data	15

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Financial Statements and Supplementary Data	19

Item 9.	Changes in and Disagreements with Accountants on Accounting and \
Financial Disclosure	19

Item 9A(T).	Controls and Procedures	19

Item 9B	Other Information	20

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	20

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions and Director Independence	23

Item 14.	Principal Accounting Fees and Services	23

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	24

Signatures	33

PART I

Item 1.	Business

Business Development

History

Brain Tree International, Inc. was incorporated on July 26, 1983 under the laws of Utah. The company was founded to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals. We funded initial operations by a share offering during 1986.

From 1988 to 1999, the company sought to enter into contractual agreements with other parties. During this time, management investigated a concept of receiving full-length movies downloaded to a customer(s computer at home for entertainment and viewing. In July 2000, stockholders were asked to vote on the acquisition of this technology by acquiring Movies Online, Inc., a Utah corporation. Stockholders were also asked to approve a private placement of convertible preferred stock totaling $500,000, which proceeds were to be used to complete research into the implementation of a worldwide broadcasting network (audio and video) via the Internet. The stockholders did not approve the acquisition or funding.

Presently, we are involved in developing an (apparatus, Method and System for Providing Enhanced Digital Services Using an Analog Broadcast License(. On July 14, 2003, George I. Norman Jr., the late husband of the company(s President Donna Norman, filed with the United States Patent and Trademark Office ((USPTO(), as inventor and for the benefit of the company, an US Utility Patent Application for the technology. Development work prior to filing the application was done by Ms. Norman and Mr. Norman, Jr., beginning in early 2000.

On September 15, 2003, Mr. Norman, Jr. executed a Declaration and Power of Attorney listing members of the patent law firm of Kuntzler & Associates. On December 12, 2003 the USPTO confirmed by Official Filing Receipt, the filing date of July 14, 2003 and assigned a serial number. On July 27, 2006 a Recordation of Assignment Document was received by the USPTO from Mr. Norman, Jr. assigning all rights to the patent application and, by reference, its serial number to the company. The USPTO issued a Patent to the company on June 30, 2009.

In November 2000, Dynamic Software, Ltd., an Oregon corporation controlled by Ms. Norman, purchased 20 million shares of our common stock for cash consideration of $20,000, which was used for working capital. In addition, 10 million shares were issued to Isoz, LC, a Nevada Limited Liability Company controlled by Ms. Norman. The shares were issued in consideration for consulting services rendered by Ms. Norman and her husband in connection with the attempted Movies Online acquisition and for research of our current technology. On August 25, 2006, Mr. Norman Jr.(s son, George I Norman III, acquired 10,276,333 shares from Ms. Norman and Lane S Clissold acquired 10,276,334 shares also from Ms. Norman.

On August 25, 2006, we signed an unsecured, 6% promissory note for $30,000, payable to Mr. Clissold. The note is due upon demand and is convertible at the option of the note holder into shares of our common stock at the conversion rate of $0.01 per share.

On December 2006, we also signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, with Mr. Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of Mr. Clissold. As of the date hereof, we have used $25,000 of the line of credit.

Since inception, we have maintained our corporate offices in Salt Lake City, Utah. Prior to 1990, the offices were located in the personal home office of Elvin Allen, the company(s founder and then President. From 1990 to 2000 the corporate offices were located at the personal office of Rhonda Adams, the company(s former president. From 2000 until 2007, our corporate office was located at the personal office of the current president Donna Norman in the American Towers Office Park in downtown Salt Lake City, Utah. The current corporate office is on a shared arrangement with the personal office of our Vice President, George I Norman III at 1190 South 1300 East, Suite 204, Salt Lake City, Utah 84105-2463 and our telephone number is (801) 938-5598.

Stock Offering

On March 17, 1986, we commenced an offering of common stock pursuant to an exemption from registration under the Securities Act of 1933 provided by Rule 504 of Regulation D promulgated thereunder. The offering was for 2,500,000 shares of common stock at the offering price of $0.05 per share. The company concluded the share offering on August 15, 1986 after selling a total of 2,500,000 shares to approximately 270 investors for gross proceeds of $125,000. The company filed a final Form D with the SEC and received an Order from the Utah State Securities Division dated August 25, 1986, releasing escrowed funds.

Enhanced Digital Services

Enhanced Digital Services powered by Brain Tree International offers digital convergence to a broader customer base or geographic region. Our digital communication and content delivery systems provide digital format feeds to greater geographic areas normally covered only by analog broadcasts. Our proposed bi-directional communication technology has low deployment costs, because it uses pre-existing infrastructures.

Digital technology in general and digital communications in particular, have ushered in an age of convergence, wherein formerly separate media types often share common mechanisms for distribution and viewing. For example, digital-based cable systems within hotels, homes, and businesses offer a wide variety of entertainment selections such as movies, televisions programs, video games, music channels, and weather channels in addition to other services such as Internet access and telephone service. However, the costs of building the infrastructure for such systems remains a barrier to accessing many markets, particularly small and geographically dispersed markets such as small towns, mountain resorts and farming communities. Accordingly, we believe that there is a need for cost effective apparatus, methods, and systems that offer the advantages of digital convergence to a broader customer base in a manner superior to currently available systems. Such systems would provide many of the advantages of digital-cable systems and DSL systems without the associated disadvantages that currently limit digital convergence.

In contrast to digital based cable systems, existing non-cable broadcast systems are typically restricted to delivery of one media type of service. Examples of non-cable broadcast systems include AM radio, FM radio, VHF television and UHF television programming. Each of the aforementioned radio and television programming systems are presently confined to broadcasting either radio or television signals, respectively. In certain broadcast systems, such as FM radio, VHF television, and UHF television systems, the market share area is spread across a geographic region such as a neighborhood, metropolitan area, a valley, or similar areas that are within line of sight of the transmission tower. In other broadcast systems, such as AM radio systems, the market share area may be spread across an entire country or continent.

Low deployment Cost

One advantage of analog based content delivery systems is low deployment cost. This low deployment cost is achieved in part by avoiding the expenditure of resources on a transmission line infrastructure between a transmission facility and end user. In addition, reception equipment for receiving analog content is inexpensive and widely available.

Another advantage of analog based content delivery systems is that these systems already exist in many remote areas of the world. Content providers that use these systems have penetrated many markets that are currently inaccessible to digital based cable systems, digital subscriber line (DSL) systems, or similar.

Despite the aforementioned benefits, analog-based content delivery systems do not offer the advantages of digital convergence. For example, lack of digital date compression results in poor bandwidth utilization for such systems. In addition, content is typically restricted to one media type such as television programming or radio programming. Furthermore communications are unidirectional and non-interactive, and Internet access or telephone service is not available with such systems.

In addition to the analog-based content delivery system, other communication technologies have problems that restrict digital convergence. For example, within the telephone industry, digital subscribers line (DSL) service provides consumers with fairly high communication bandwidth. However, due to the limitations of the Internet and its ad hoc infrastructure, such service is typically ineffective in delivering high bandwidth content such as movies or television programs.

Enhanced Digital Services has been developed in response to the problems and needs that have not been fully solved by currently available digital services delivery means and methods. Accordingly, Enhanced Digital Services is intended to provide an apparatus, method, and system for providing Enhanced Digital Services that overcome many or all of the above-discussed shortcomings.

Our proposed apparatus is intended to provide digital services, such as content delivery, Internet access and phone service, to a specific geographic region corresponding to a broadcast license using a transmission spectrum historically associated with analog broadcast signals. The spectrum may be appropriate to only a particular market or geographic region. Using an existing spectrum and existing transmission and broadcast facilities and equipment reduces the cost of deploying Enhanced Digital Services.

The broadcast license associated with our proposed apparatus may vary. It may be a commercial broadcast license, public service license, or low power license. For example, in the United States the transmission spectrum may be an FM spectrum, AM spectrum, VHF spectrum, or UHF spectrum. In one use, transmission of the digital content is conducted in a manner that precludes transmission of an analog broadcast signal for which a license was originally issued. Precluding transmission of the analog signal replaces obsolete transmission signals and allows better transmission formats.

Bi-directional Communications

Our proposed apparatus would replace analog-based communications of existing license spectrum with digital communication, thereby increasing the quantity and quality of services that may be provided to a specific geographic region. To increase quantity of services even further, the current plan may use directional transmission and reception of both forward channels and back channels. Directional transmission is the transmitting of different data in different directions using the same channel.

Digital content delivered with our proposed apparatus may be encrypted to facilitate revenue generation and protect copyrighted content. Digital content may include audio content, movies, television programs and series, video games, news programs, sports events and tournaments. In one potential application, the digital content includes a newspaper having the same layout and format as a printed edition of the newspaper.

A possible use of the proposed apparatus is to deliver digital services that include a transmitter configured to transmit broadcast data on one or more broadcast channels within a spectrum historically dedicated to analog broadcast signals, while concurrently transmitting user requested data on one or more user channels. The system furthers includes a receiver configured to convert a selected broadcast channel of the plurality of broadcast channels to digital data stream.

The system for delivering digital services may also include a back-channel receiver, configured to conduct back channel communications. Such a system delivering digital services would be optimized to provide telephone service to a specific geographic region by configuring the transmitter, back channel receiver and other associated equipment to transmit and receive telephony data within the spectrum historically dedicated to analog broadcast signals. The back channel transmitter may be any transmitter that facilitates back channel communication such as a telephone modem, cellular phone transmitter, digital subscriber line interface, or a wireless transmitter. The transmitter would be a wireless transmitter configured to transmit within the spectrum historically dedicated to analog broadcast signals.

Data Source

The broadcast data sources may be any source appropriate to providing broadcast programming, such as a broadcast network, digital content server, telephone network or the Internet. Examples of broadcast data include audio selections, movies, television programs, video games, news programs, sporting events, e-mail messages, emergency messages intended for the public, and web pages. Ultimately the end user can proceed on the premise of viewing selected content.

Production (Engineering)

Brain Tree has taken the initial step in developing its technology by obtaining a US Patent. We have not yet designed a working model, but following the recent issuance of our patent, we intend to seek out engineering consultants to further implement a working model of the proposed apparatus and methodology. A working model will set the initial outline for a market ready design. It will also help us in filing with the FCC for any requisite approvals in the US or other governing markets. A market ready design will likely have modifications in its appearance and assembly with the governing ID number stamped on the product when approval is issued for its use. In the US marketplace, the ID number would be issued by the FCC. A working model will enable us to conduct actual field testing. To do this, we need to locate a cooperative vendor or broadcasting site, which we have not yet attempted to locate. At this time, we do not have any arrangements or sufficient working capital to employ an engineering consultant. Our board of directors will need to approve any plan for additional financing, although there is no firm commitment to advance any future funds.

Once we have a working demonstration model, we plan to introduce our product applications in various venues including trade shows, specific news releases, and trade journal reviews. We anticipate the earliest possible date we can bring a product to the market is approximately two years.

We are hopeful that as we are able to bring this product to market, there may be some additional spin-off opportunities or applications for our patent. These potential opportunities might be included in our discussions with any engineering consultants, in the form of a license agreement of our technology to another company, or in a joint venture to develop or market the patent application.

Marketing

We anticipate offering our services in both the United States and international markets. We believe our technology encompasses a broad market that may have a larger market share in international markets. These international markets would be lacking the build out of an existing cable infrastructure more common in U.S. cities and communities. To reach these markets and use existing broadcast licenses, we would likely have to joint venture with a much larger foreign company already doing business in that market, license our technology to a foreign company, or obtain a third party vendor. To date, we have not contacted any prospective larger companies doing business in the U.S. or international markets.

Competition

There are several mature companies presently offering technologies a digital signal to end-users. The market for a digital signal is highly competitive and includes companies that offer a variety of services using a number of different technological platforms. Examples include DSL and cable modems, cellular build out, or 3G, satellite wireless Internet service and other emerging technologies. We must compete with these companies in ease of use, reliability and price of services. Our principal competitors would include DSL operators, wireless telephone operators, satellite providers, and potentially Wi-FI and WiMax providers. In the United States, competitors would include companies such as Time Warner Cable, Inc., Comcast Corporation, Verizon Communications, Sprint Nextel, and Hughes Communications. In international markets, we face competition from incumbent telecommunication companies that provide their own technology and may have a dominant market share and/or are the single operator in that particular geographic area. There also may be other emerging technologies, which we are currently unaware of, that enter our service market.

Regulatory Matters

The regulatory environment relating to our business and operations is evolving. There also may be legislative or regulatory proposals under consideration by federal, state and local governmental entities that may lead to the repeal, modification or introduction of laws or regulations that could affect our business. On June 12, 2009, TV stations serving some markets in the U.S. ended broadcasts on their current analog channels and the spectrum they use for analog broadcasting may be reclaimed and put to other uses. This could greatly impact any opportunity we may have to utilize these markets.

Research and Development

Presently, we are not allocating funds for research and development activities to develop new products or technology. Management does not anticipate allocating funds for primary research in the immediate future. We intend to limit development activities to pursuing related engineering to our recently issued US Patent. Any present review of technological developments will be conducted by our existing officers and directors, who have limited knowledge of the technology and may not be able to identify or further exploit the commercial advantages of our core technology. As funds are needed, our board of directors will have to consider plans for additional financing. This would most likely come from current directors or stockholders, although there is no firm commitment to advance future funds for research and development.

Patents and Trademarks

On July 14, 2003, George I Norman Jr., as inventor and for the benefit of the company, filed with the USPTO an US Utility Patent Application for (apparatus, Method, and System for Providing Enhanced Digital Services Using an Analog Broadcast License(. On September 15, 2003, Mr. Norman Jr. executed a Declaration and Power of Attorney listing members of the law firm of Kuntzler & Associates. On December 12, 2003 the USPTO confirmed by Official Filing Receipt the filing date of July 14, 2003 and assigned a serial number. On July 27, 2006 a Recordation of Assignment Document was filed with the USPTO by Mr. Norman Jr. assigning all rights to the patent application and serial number to the company. The USPTO issued a patent to the company on June 30, 2009.

There can be no assurance that any future patent applications will result in patents being issued, or that the existing patent issued, or any new patents applications, if issued, will afford any meaningful protection from competitors. Also, there can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold. We are not aware of any claim that its patent pending application may infringe, or will infringe any existing patent. However, in the event such a claim is made and we are unsuccessful against such claim, we may be required to obtain licenses to such other patents or proprietary technology in order to develop or market our services. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms or that the patents underlying the licenses will be valid and enforceable.

If we are unable to secure patent protection for our technology and products, current competitors and/or other businesses could duplicate the same technology, products and services in direct competition with us. Presently, we do not anticipate filing additional patent applications if new and/or improved product services are developed. We do not hold any registered trademarks nor do we have any pending at this time in the United States or other countries.

Employees and Compensation

We currently have two part-time employees. Our President, Donna Norman, presently devotes time to the company on an as needed basis. Our Vice-President, George I. Norman III, currently devotes a minimum of 20 hours per week to company business, including administrative duties, monitoring the pending patent applications and acting as office manager. Our web design and packaging art is rendered by third parties. We may also use the services of certain outside consultants and advisors as needed on an hourly basis.

At such time as we generate sufficient revenues or arranged for additional financing, we will consider hiring additional employees. We do not anticipate making significant payroll expenditures until such time as sales are generated from our technology.

The board of directors has considered an employee bonus, profit sharing or deferred compensation plan, however no such plans are anticipated to be finalized in the immediate future. We do not have any employment contract with any director or employee.

Facilities

Our principal offices are located at 1390 South 1100 East, Suite 204, Salt Lake City, Utah 84105. The facilities consist of a corporate general office of approximately 440 square feet situated in a professional office building. The facilities are shared with the personal offices of our Vice-President, Mr. Norman III, and at this time the offices are being used on a monthly rent-free basis. Management believes that the current facilities are adequate for the immediate future. We also maintain a website at http://www.BrainTreeIntl.com.

Industry Segments

No information is presented regarding industry segments. We are presently engaged in the development of technology and related products within the scope of the patent issued on June 30, 2009. We have no current plans to participate in another business or industry. Reference is made to the statements of income included herein in response to Item 13 of this Form 10 for a report of our operating history for the past two fiscal years.

Item 1A.	Risk Factors

We are subject to certain substantial risks inherent to our business and set forth or referred to herein. Before considering an investment in our common stock, prospective investors should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to herein. An investment in our shares involves a high degree of risk. If any of the following events or outcomes actually occur, business operating results and financial condition would likely suffer. As a result, the trading price of our common stock, should an active trading market develop, could decline and an investor may lose all or part of the money they invested in our shares.

Risk Factors Related to Our Business

Our auditors have expressed a going concern opinion.

Our independent auditors include a statement in their report to our financial statements that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 6 to the financial statements states that our ability to continue as a going concern is dependent upon obtaining additional working capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a limited operating history and have not recorded revenues or profits since inception. Continuing losses may exhaust capital resources and force us to discontinue operations.

Although Brain Tree was formed in 1983, we have had only limited operations and no significant revenues since inception. We are considered a development stage company. Development stage companies are considered inherently more risky than established companies. Because there is no earnings history and no assurance can be given that future revenues will develop, our potential profitability is questionable. Should costs exceed management expectations or future revenues fall short of projections, the negative effect would be substantial and our future would be questionable.

The success of future operations depends on our ability to develop our technology and generate revenues from the commercialization of products developed from this technology, which may be subject to many factors.

There can be no assurance that we will be able to develop commercially viable products from our technology, or that we will realize material revenues or achieve profitability in the foreseeable future. The potential to generate revenues and profits from our business depends on many factors, including, but not limited to the following:

•	our ability to secure adequate funding to complete development and production of our technology and to market products derived from our technology;

•	the size and timing of future customer orders, product delivery and customer acceptance, if required;

•	the costs of maintaining and expanding operations;

•	our ability to compete with existing and new entities that offer the same or similar products and services; and

•	our ability to attract and retain a qualified work force as business warrants.

There can be no assurance that we will be able to achieve any of the foregoing factors or realize profitability in the immediate future, or at any time.

If the technology we are developing is not ultimately accepted by the market, we will not realize anticipated revenues.

We have not completed development of our technology nor have we finalized the resulting products and services that we will market. Ultimate market acceptance of our technology is critical to our future success. Factors that may affect the market acceptance of our technology include:

•	market acceptance of the Enhanced Digital Services and related technology, products and services;

•	the features, performance, and cost of installation and use of the technology, products and services;

•	our ability to attract and retain a qualified work force as business warrants.

•	availability of competing technologies, products and services;

•	the success and development of our marketing strategy; and

•	the quality of our customer service and support for our products once they are installed and operating.

Failure of our products and services to achieve and maintain meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations and market penetration.

We have not made an independent market analysis for the products and services that we will market and there can be no assurance that our business will be successful.

Our management believes that there is a potential viable market for the products and services that we can offer from the development of our technology. We believe that there is potential demand for our products and services, but we have not performed a feasibility study, nor have we commissioned anyone else to do so. Because there has not been a market analysis made for our business, we have no evidence to support the potential demand for our products and services or that our business can be successful.

Because we are preparing to market a new technology and we are significantly smaller than the majority of our competitors, we may lack the financial resources required to capture a significant market share.

The future market for products and services derived from our technology will be highly competitive and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis. If we compete for the same geographical markets, our competitors( financial strength could prevent us from capturing those markets. Additional new competitors may enter the market and competition may intensify. Although we believe the technology and products we intend to market will be equal to or better than those offered by competitors, these competitors may be able to narrow or eliminate the differences. Our inability to successfully compete with companies offering similar technologies and products will have a material, negative impact on our results of operations.

Future operating results are difficult to predict.

We may experience significant quarter-to-quarter fluctuations in revenues and net income (loss). Initially, we will be dependent on securing funding to complete development of our technology and products and services using the technology. Thus, we believe that quarter-to-quarter comparisons of our historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below expectations of securities analysts and investors, which would have negative impact on the price of our common stock.

Possible government regulations concerning our technology-based products may negatively impact our business.

We believe that we are not required to obtain any government approval as a condition to marketing products base on our Enhanced Digital Services. However, such products and services may be required to operate in compliance with applicable regulations of the Federal Communications Commission. We anticipate that our products will operate in the licensed spectrum and will need FCC licensing to deploy. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations. Compliance with these regulations could be costly and have a negative impact on our results of operations.

Our limited ability to protect our intellectual property may prevent us from attaining and retaining a competitive advantage.

Our future success and our ability to compete are dependent, in part, upon the development of our proprietary technology. Taken as a whole, we believe our intellectual property rights will be significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products and services, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology and products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our technology is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

Intellectual property claims against us can be costly and restrict our business.

The digital communication industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases and the functionality of our technology and products is enhanced and overlaps with those of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims asserting that our technology or products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign to avoid infringement, this could have a material adverse effect on our business, financial condition and results of operations.

We do not carry liability insurance and any action or suit against our company could result in substantial expense and loss.

We do not presently carry any product liability or general business liability insurance. Management believes that such insurance will not be necessary until we complete development of our technology and begin marketing products and services. We also believe that liability insurance may not be available to us at a cost that we could afford, or at all. Given the litigious nature of American business, future lawsuits are a possibility. Future potential risks to our company and stockholders are impossible to determine. However, any lawsuit against us could result in substantial expenses and could be financially devastating in the event of an adverse outcome.

Our future success depends on retaining existing key employees and hiring and assimilating new key employees.

Our officers and directors have limited experience in various aspects of our business, but none have had any direct experience in developing electronic and communication technology. In order to achieve success, we must retain our current officers and also be able to attract new, qualified personnel as needed. We anticipate securing key employees by using employment contracts, although we currently have no such agreements. Our ability to attract and retain key personnel is influenced by a variety of factors, including compensation, which could be adversely affected by our financial or market performance. It would be difficult for us to replace key individuals. Additionally, as we grow we will need to hire additional qualified key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Management will devote only minimal time to the company.

Our current officers and directors have other obligations and demands upon their time and efforts. Until such time as business warrants, we must rely on part time management, which could result in a conflict of interest. Our management will endeavor to resolve such conflicts in favor of the company to insure its ultimate success, but potential investors in our shares should weigh the impact of such conflicts.

We may not be able to manage any future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain management and internal resources that could adversely affect financial performance. We anticipate that future growth could place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require attracting, training, motivating, retaining and managing new employees and continuing to update and improve operational, financial and management controls and procedures. If we do not manage growth effectively, our operations could be adversely affected resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to raise additional capital in the future, we may not be able to achieve our desired operating objectives and our business could fail.

The survival of our company depends upon securing additional financing. No assurance can be made that such financing will be available on acceptable terms, or at all. Any future financing may be in the form of debt or equity. Debt financing could be a loan from an individual or financial institution. Such loans could put us at risk for amounts greater than our assets and, if such a loan is not promptly repaid, could result in bankruptcy. In such case, our common stock would most likely become worthless. Equity financing could take the form of either a private placement or a secondary public offering. No assurance can be given that such an offering would be successful if attempted. Even if such an offering were to be successful, our existing stockholders would most likely experience additional dilution.

As a reporting company under the Securities Exchange Act of 1934, our cost of doing business will increase significantly because of necessary expenses, including compliance with SEC reporting requirements.

Pursuant to the regulations under the Exchange Act, we will incur significant legal, accounting and other expenses to comply with certain SEC requirements, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, require management to assess its internal controls over financial reporting and require auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-K.

Management will need to invest significant time and energy to stay current with the requisite reporting responsibilities of the Exchange Act, which will limit their time they can apply to other tasks associated with operating company business. Management estimates that compliance with the Exchange Act reporting requirements will cost in excess of $25,000 annually. This is in addition to other costs of doing business. It is important that we maintain adequate cash flow, not only to operate our business, but also to pay the legal and accounting costs associated with reporting requirements. If we fail to pay these costs as such costs are incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market, if one should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Risks Relating to Ownership of Our Common Stock

There is not currently an active public trading market for our common stock.

Our shares became eligible for quotation on the OTC Bulletin Board on July 30, 2009 under the trading symbol BNTE. Currently there is not an active trading market for our shares and there can be no assurance that an active trading market will ever develop or be maintained. Any trading market for our common stock will most likely be very volatile and effected by numerous factors beyond our control.

Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that we lose this status as a “reporting issuer,” any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

Trading of our shares in the public market is most likely to be volatile and subject to numerous factors.

Because of the limited market for our shares, trading is most likely to be sporadic and volatile. There can be no assurance that there will be an active trading market for our shares. Accordingly, it could be difficult for holders of our common stock to liquidate their shares. Any trading market that may develop will most likely be very volatile and subject to numerous factors, many beyond our control. Some of the factors that may influence the price of our shares are:

•	our ability to develop our technology and commercially viable products and services;

•	our ability to achieve and maintain profitability;

•	changes in earnings estimates and recommendations by financial analysts;

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new products or services, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 57.9% of our outstanding shares of common stock are held by directors and a small number of principal stockholders. These persons have the ability to exert significant control in matters requiring a stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Trading in our shares is most likely subject to certain “penny stock( regulation, which could have a negative effect on the price of our shares in the public market.

Public trading of our common stock on the OTC Bulletin Board is most likely subject to certain regulations commonly referred to as penny stock rules. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser’s prior written consent to the transaction. A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the price at which our shares trade. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline.

We currently have outstanding 35,031,558 shares of common stock, of which 32,143,886 shares are considered restricted securities that may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not presently own any property, but instead we share the personal offices of our Vice-President, which includes additional storage space if needed. The office area provides room for administrative functions such as telephone operations, Internet access and website development. Additionally, there is a conference area for meetings and planning. At this time, the offices are being used on a monthly, rent-free basis.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently included on the OTC Bulletin Board under the symbol “BNTE,” although there has not been an active trading market for the shares. Because of the lack of trading volume, no trading history is being presented. Secondary trading of our shares may be subject to certain state imposed restrictions. Except for being included on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

Our shares are most likely subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

As of September 21, 2009, there were approximately 215 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

Rule 144 is the common means for a stockholder to resell restricted securities and for an affiliate to sell securities, either restricted or non restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

•	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

•	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non affiliate stockholder of a reporting company, who has held restricted shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non affiliate may make unlimited sales with no other requirements or limitations.

If a company is not a reporting company under the Exchange Act, restricted shares cannot be sold in reliance on Rule 144, by either an affiliate or a non affiliate, until the stockholder has satisfied a one year holding period. After the one year holding period, an affiliate may sell restricted shares pursuant to the same Rule 144 provisions as an affiliate of a reporting company having satisfied a six month holding period. A non affiliate on a non reporting company, who has held their restricted shares for more than one year, may make unlimited resales under Rule 144 with no other requirements or limitations.

Current holders of restricted shares, or affiliates holding shares that are not deemed restricted, may each sell approximately 350,315 shares during any three-month period, provided they comply with all relevant provisions of Rule 144. We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

During the fiscal year ended June 30, 2009, we did not realize any revenues nor did we realize any revenues during the fiscal year ended June 30, 2008. All funds received by the company during these periods have been from loans and a line of credit from a shareholder.

Total expenses for fiscal 2009 were $19,157 compared to $6,798 for 2008, an increase of 182% ($12,359) for the 2009 period. The increase includes a 196% ($12,269) increase in administrative expenses from $6,270 in 2008 to $18,539 in 2009, primarily due to an increase of $9,250 in legal fees, an increase in filing fees of $748, and an increase of $531 of utilities and telephone expenses. We realized a net loss of $22,184 for the year ended June 30, 2009 compared to a loss of $8,628 in 2008. The increase in the net loss is directly attributed to the increase in administrative expenses and an increase in interest expense.

Liquidity and Capital Resources

We are considered a development stage company. Ongoing expenses historically have been paid for by advances from stockholders, which are evidenced on our financial statements as notes payable – related party. A total of $55,000 has been advanced by Lane Clissold, a principal stockholder. It is anticipated that we will require additional capital to maintain our corporate viability. Future funds will most likely be provided by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available.

We anticipate that we will require approximately $35,000 over the next 12 months to fund operations and to maintain our corporate viability. In the next 12 months, we will continue to rely on funds from credit lines and or stockholders. We currently have a standby revolving line of credit of $50,000 with Lane Clissold, $25,000 of which the company has used.

At fiscal year end June 30, 2009 and fiscal year end June 30, 2008, we had total assets consisting of cash and patent of $16,776 and $9,433, respectively. Cash increased from $1,526 at fiscal year end June 30, 2008 to $7,488 at fiscal year end June 30, 2009. Total liabilities at fiscal year end June 30, 2009 and fiscal year end June 30, 2008 were $62,892 and $33,365 respectively. Total liabilities at June 30, 2009 consisted of a demand note and a line of credit from a principal shareholder of $55,000, with accrued interest of $6,392, and accounts payable of $1,500. Total liabilities at June 30, 2008 consisted of the demand note of $30,000, with accrued interest of $3,365.

Because currently we have no revenues and only limited cash reserves, we may have to rely on our directors and stockholders to pay expenses until such time we realize adequate revenues from the implementation of our technology. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At June 30, 2008, we had cash on hand of $1,526, a negative working capital of $31,839 and a stockholders( deficit of $23,932. At June 30, 2009, we had cash on hand of $7,488, a negative working capital of $55,404 and a stockholders deficit of 46,116.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of our company.

Plan of Operation

During the next 12 months we will focus our efforts on additional financing, new directors who would have an expertise in engineering and can assist in corporate financing and product apparatus development of our technology. At this time we do not have any new Board nominees and the company has not hired anyone to assist us in this endeavor. Any new Board nominees may come from our current directors’ personal contacts, prospects from trade shows, and or referrals from engineering consultants. Our options concerning product development would come from outside engineering consultants. We have not yet retained an engineering consultant or firm to assist us in a product apparatus design and prototype. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders. We currently have a line of credit of up to $50,000 from a stockholder, of which we have used $25,000. Otherwise, there are no firm commitments from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Furthermore, directors have agreed to defer any compensation until such time as business warrants the payment of such.

After paying certain costs and expenses related to ongoing administrative costs and associated professional fees, including the cost of preparing and filing requisite reports with the SEC, management estimates that it will have sufficient funds to operate for the next twelve months. If we are not able to generate revenues at that time and do not have enough funds to continue operations, it may be necessary to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

We do not expect that we will have to make any significant capital expenditures for new equipment or other assets during fiscal 2010. If additional equipment does become necessary, management believes that we may have to seek outside financing to acquire the equipment or assets.

Currently, we have two employees. Our Vice-President devotes approximately 20 hours per week to company business, and our President-Secretary assists on an as-needed basis. Management believes that these employees will be adequate for the foreseeable future, or until operations reach a level to justify additional employees. Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

Future Milestones

Management has established certain milestones that it will strive to accomplish during the next twelve months. These goals include:

•	increasing awareness of the potential technology;

•	further development of our web site;

•	visiting industry convention and trade shows;

•

considering what additional help we will need from industry consultants and hiring additional consultants and/or independent contractors (engineering) if we are successful in expanding our business and adequate funds are available; and

•	attaining a potential industry partner or joint venture.

To achieve these milestones, we intend to explore possible industry events, add information to our web site and attempt to identify industry consultants that might be helpful in engineering and product perception. This will require a total annual estimated expenditure of approximately $35,000. This annual cost will consist of office phone and fax, web hosting and design, office rent, legal and accounting costs, and industry trade shows and travel expenses. Management expects that funds for the cost of operations for the next 12 months will come from the existing $50,000 line of credit from a principal shareholder.

Net Operating Loss

We have accumulated approximately $74,938 of net operating loss carryforwards as of June 30, 2008 and $97,122 as of June 30, 2009. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2009 through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for fiscal years ended June 30, 2009 and 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because presently we have not started full operations.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ((FASB() issued FASB Staff Position EITF 03-6-1, (determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,( ((FSP EITF 03-6-1(). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, (earnings per Share.( FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards ((SFAS() No. 163, (accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60(. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, (the Hierarchy of Generally Accepted Accounting Principles(. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB(s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, (disclosures about Derivative Instruments and Hedging Activities ( an amendment of FASB Statement No. 133”.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity(s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin ((SAB() No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for (plain vanilla( share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, (noncontrolling Interests in Consolidated Financial Statements(an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141

(revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), (business Combinations(. This Statement replaces FASB Statement No. 141, Business Combinations(, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, (the Fair Value Option for Financial Assets and Liabilities ( Including an Amendment of FASB Statement No. 115”.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity(s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, (fair Value Measurements(. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended June 30, 2009 and 2008 have been examined to the extent indicated in their reports by Madsen & Associates, CPA’s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(1)	recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

(2)	accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

•    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•    provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

•    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Donna T. Norman	48	President/Secretary and Director
George I. Norman, III	54	Vice-President and Director
James P. Hill, Jr., PhD.	72	Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated its directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, directors may defer expenses and/or take payment in shares of Brain Tree common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board. Presently we do not have any standing committees.

No director, officer or affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Directors currently devote only such time to company affairs as needed. The time devoted could amount to as little as 1% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to our business. Presently, there are no other persons whose activities are material to our operations.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Donna T. Norman has been the President and a Director of Brain Tree since May of 2000. Mrs. Norman is also President of Norman & Associates, a privately held consulting firm. She was co-founder of EnviroProp Corporation, a privately held entity engaged in the design, development and marketing of proprietary hydrodynamic technologies, specifically propeller guards designed for the safety enhancement of motor boats. She served as Executive Secretary, Office Manager and was a Director of EnviroProp from January, 2004 through May, 2006. Mrs. Norman was co-founder of Videolocity International, Inc., a publicly traded company, for which she served as Secretary-Treasurer and a director from January, 2001 to October 31, 2002. During the past 15 years, Mrs. Norman has served as Secretary and a Director of Dynamic Software, Ltd., Secretary and a Director of Santa Barbara Oil Corp., and Secretary and a Director of Pacifica Financial Corp. Mrs. Norman served as an officer and director of Worldwide Ministries and Education Fund, and as an officer and director of the Stubbs Foundation, both of which are non-profit charitable corporations dedicated to the advancement of Christian education. Mrs. Norman is the stepmother-in-law to George I. Norman III, our Vice-President and Director, and sister-in-law to James P. Hill, PhD, a company(s Director.

George I. Norman, III has been our Vice-President and a Director since January 1, 2008. Mr. Norman attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance. He returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. He was the President and director from June 5, 1999 to September 29, 2004 of Treasure Mountain Holdings, Inc., a public development stage company which later became Vyteris Holdings, Inc. From April 22, 1997 to May 19, 2000 Mr. Norman was President and director of LiL Marc, Inc., a public development stage company developing child products through its wholly owned subsidiary, LILM, Inc. From December 1999 to present Mr. Norman has continued as President and a director of LILM, Inc. From November 17, 2004 to November 17, 2005, Mr. Norman(s business, Alewine Limited Liability Company, had a corporate finance consulting agreement with Scientific Energy, Inc., a public development stage company in the laptop battery industry. Since its inception on July 15, 1994, Mr. Norman has been the President and Manager of the Alewine Limited Liability Company. Mr. Norman is the son of the company(s founder, George I. Norman Jr., and the stepson-in-law of Donna T. Norman, our President. He is also the nephew of James P. Hill, a company Director.

James P. Hill, Ph.D. has been a director since July of 2000. Dr. Hill is currently the Academic Dean at ITT-Technical Institute-in Indianapolis, Indiana. Prior to his current position he served as the Executive Director of Funds Development at the Indianapolis Neighborhood Partnership, Inc. between 2002 and 2007. From 1998 to 2001, he served as the Chief Development Officer of Community Hospitals Indianapolis Foundation in Indianapolis, Indiana. Prior to that he served as Vice President and Associate Dean of Southern Illinois University School of Medicine; President of Indiana Wesleyan University; Academic Dean, Piedmont Community College; Division Chair of Math and Science, Virginia Western Community College; and Department Chair of Chemistry, Virginia Western Community College. Dr. Hill has served on numerous boards and community civic groups including the Chamber of Commerce Board, Economic Development Council, Crisis Nursery Center Board, Symphony Board and President, and Area Scout Council Board. He also holds memberships in several national and state professional associations and honor societies. Dr. Hill holds a Doctorate in Administration and Statistical Research Design Methodology from Virginia Polytechnic Institute and State University, a Masters degree in Chemistry and Biology from the University of Virginia, and a Bachelor’s degree in Biology and Chemistry from Roanoke College. Dr. Hill is the brother-in-law of Donna Norman, our President/Secretary and uncle to George I. Norman, III, our Vice-President and Director.

Item 11.	Executive Compensation

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to our officers, directors or employees for the fiscal year ended June 30, 2009 and fiscal year ended June 30, 2008. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of September 21, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Executive Officers
Donna T. Norman	10,276, 333	28.9%
5104 19th Street West
Bradenton, FL 34207
George I. Norman III	10,276,333	28.9%
1115 Gilmer Drive
Salt Lake City, UT 84105
James P. Hill Jr.*	20,000	0.1%

8030 Clearwater Drive
Indianapolis, IN 46256
5% Stockholders
Lane S. Clissold	10, 276,334(2)	28.9%
3078 East Silver Hawk Drive
Salt Lake City, UT 84121
All directors and officers	20,572,666(2)	57.9%
a group (3 persons)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 35,051,558 shares of common stock outstanding on September 21, 2009.

(2)

On August 25, 2006 we signed an unsecured promissory note for $30,000 with 6% interest from Lane Clissold, a principal shareholder, that is payable upon demand and is convertible at the option of the note holder to the company(s common capital stock $.001 par value at $0.01 per share. On December 2006, we also signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, with Lane Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of the Mr. Clissold. We have used to date $25,000 of the line of credit. In the event the note is converted to common stock and the line of credit Mr. Clissold would acquire an additional 5,500,000 shares, which would increase his shares to 15,776,334 and his percentage ownership to 39% of the then outstanding shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence

In August 2006, we received from Lane S Clissold, a principal stockholder, a $30,000 cash loan for which the company signed a 6% convertible promissory note, payable on demand. The note is convertible at the option of the note holder into Brain Tree common stock at $0.01 per share. In October 2006, we signed a year-long consulting agreement with Alewine Limited Liability Company, for assistance in corporate management and in determining preliminary technology options for our patent pending technology. Alewine LLC is owned by George I. Norman, III and his wife, Laurie Norman.

In December 2006, we signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, with Lane Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of the Mr. Clissold. We have used to date $25,000 of the line of credit.

On August 25, 2006 George I Norman III acquired 10,276,333 shares of Brain Tree common stock from Donna Norman and Lane S. Clissold acquired 10, 276,334 shares from Donna Norman.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire Board of Directors performs the duties of an audit committee. Our Board of Directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

We do not have an audit committee and as a result our entire Board of Directors performs the duties of an audit committee. Our Board will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA’s Inc., for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2009 and 2008, were $2,850 for 2009 and $1,975 for 2008. As of the date hereof, we have not filed any Quarterly Reports on Form 10-Q.

Audit Related Fees

For the years ended June 30, 2009 and 2008, there were no fees billed for assurance and related services by Madsen & Associates relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended June 30, 2009 and 2008, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

We do not use Madsen & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by Madsen & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Madsen & Associates’ independence.

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(2)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation
3.2*	By-Laws
3.3*	Amendment to Articles of Incorporation
4.1*	Instrument defining rights of holders (Stock Certificate)
10.1*	Promissory Note
10.2 *	US Patent Recordation Letter
10.3*	Revolving Line of Credit Agreement
10.4	Issue Notification from U.S. Patent and Trademark Office
31.1	Certification of C.E.O Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*	Previously filed as exhibit to Form 10 filed March 27, 2009.

MADSEN & ASSOCIATES, CPA's INC.	684 East Vine Suite #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Brain Tree International, Inc.
Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Brain Tree International, Inc. (development stage company) at June 30, 2009, and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2009 and 2008 and the period July 26, 1983 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brain Tree International, Inc. at June 30, 2009, and 2008 and the related statements of operations, and cash flows for the years ended June 30, 2009 and 2008 and the period July 26, 1983 to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah

September 3, 2009

s/Madsen & Associates, CPAs Inc.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

FINANCIAL STATEMENTS

For Years Ended

June 30, 2009 and 2008

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

BALANCE SHEETS

June 30, 2009 and 2008

	June 30, 2009	June 30, 2008

ASSETS
CURRENT ASSETS

Cash	$7,488	$1,526

Total Current Assets	7,488	1,526

PATENTS PENDING - net	9,288	7,907

Total Assets	$16,776	$9,433

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Notes Payable-related party	55,000	30,000
Accrued interest payable	6,392	3,365
Accounts payable	1,500	-

Total Current Liabilities	62,892	33,365

STOCKHOLDERS' DEFICIENCY

Preferred Stock
3,000,000 shares authorized at $.001 par value;
none outstanding
Common stock
47,000,000shares authorized, at $.001 par value;
35,031,558 shares issued and outstanding	35,032	35,032
Capital in excess of par value	129,246	129,246
Accumulated deficit during development stage	(210,394)	(188,210)

Total Stockholders' Deficiency	(46,116)	(23,932)

	$16,776	$9,433

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENT OF OPERATIONS

For the Years Ended June 30, 2009 and 2008 and the

Period July 26, 1983 (date of inception) to June 30, 2009

	June 30, 2009	June 30, 2008	July 26, 1983 to June 30, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Sales and administrative expenses	18,539	6,270	200,744
Amoritization	618	528	3,258

NET LOSS FROM OPERATIONS	($ 19,157)	($ 6,798)	($ 204,002)

Other Expenses
Interest	3,027	1,830	6,392

NET LOSS	($ 22,184)	($ 8,628)	($ 210,394)

NEW PROFIT PER COMMON SHARE

Basic and dilluted	$ -	$ -

AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period July 26, 1983 (date of inception) to June 30, 2009

		Common Stock		Contributed	Accumulated
	Shares		Amount	Capitial	Deficit
				(in excess of
				par value)
Balance July 26, 1983 (date of inception)	-		-	-	-

Issuance of common stock for cash	961,558		962	11,538	-
Net operating loss-June 30, 1986	-		-	-	(490)
Inssuance of common for cash-net of costs	2,500,000		2,500	100,854	-
Net operating loss-June 30, 1987	-		-	-	(111,503)
Net operating loss-June 30, 1988	-		-	-	(1,279)
Net operating loss-June 30, 1989	-		-	-	(365)
Net operating loss-June 30, 1990	-		-	-	(400)
Net operating loss-June 30, 1991	-		-	-	(272)
Net operating loss-June 30, 1992	-		-	-	(307)
Net operating loss-June 30, 1993	-		-	-	(171)
Net operating loss-June 30, 1994	-		-	-	(271)
Net operating loss-June 30, 1995	-		-	-	(263)
Net operating loss-June 30, 1996	-		-	-	(264)
Net operating loss-June 30, 1997	-		-	-	(217)
Issuance of common stock for expense	1,500,000		1,500	6,226	-
Net operating loss-June 30, 1998	-		-	-	(10,778)
Issuance of common stock for expense	70,000		70	6,930	-
Net operating loss-June 30, 2000	-		-	-	(9,715)
Issuance of common stock for cash	20,000,000		20,000	-	-
Issuance of common stock for services	10,000,000		10,000	-	-
Net operating loss-June 30, 2001	-		-	-	(24,743)
Net operating loss-June 30, 2002	-		-	-	(355)
Net operating loss-June 30, 2003	-		-	-	(234)
Net operating loss-June 30, 2004	-		-	-	(688)
Contribution to capital	-		-	3,698	-
Net operating loss-June 30, 2005	-		-	-	(564)
Net operating loss-June 30, 2006	-		-	-	(646)
Net operating loss-June 30, 2007	-		-	-	(16,057)
Net operating loss-June 30, 2008	-		-	-	(8,628)

Balance June 30, 2008	35,031,558		35,032	129,246	(188,210)
Net operating loss-June 30, 2009	-		-	-	-

Balance June 30, 2009	$35,031,558		$35,032	$129,246	($210,394)

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2009 and 2008

and the Period July 26, 1983 (date of inception)

to June 30, 2009

	June 30, 2009	June 30, 2008	July 26, 1983 to June 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	($22,184)	($8,628)	($210,394)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	618	528	3,258
Capital stock issued for services	-	-	24,726
Changes in accounts payable	4,527	1,830	7,892

Net Change in Cash from Operations	(17,039)	(6,270)	(174,518)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	(1,999)	-	(12,546)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	25,000	-	55,000
Contributions to capital		-	3,698
Proceeds from issuance of common stock	-	-	135,854

Net Change in Cash	5,962	(6,270)	7,488

Cash at Beginning of Period	1,526	7,796	-

Cash at End of Period	$7,488	$1,526	$7,488

The accompanying notes are an integral part of these financial statements.

              BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

1.	ORGANIZATION

Brain Tree International, Inc. was incorporated in the State of Utah on July 26, 1983 with 50,000,000 authorized shares at a par value of $0.001. On June 20, 2000 the articles of incorporation were amended to provide for 47,000,000 authorized common shares at a par value of $0.001 and 3,000,000 authorized shares at a par value of $0.001. None of the preferred shares have been issued and the terms have not been established.

The Company was organized to specialize in high technology and is engaged in the business of developing an apparatus, method, and system for providing enhanced digital services using an analog broadcast license.

The Company has not recorded significant revenues to date and is classified as a development stage company in accordance with SFAS 7.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2009, the Company had a net operating loss available for carryforward of $ 97,122 . The income tax benefit of approximately $ 29,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2009 through 2029.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

  BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

  BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an (apparatus, method, and system for providing enhanced digital services using an analog broadcast license(. The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method. The Company recorded amortization expense of $618 and $528 during the periods ended June 30, 2009 and June 30, 2008 respectively.

4. CAPITAL STOCK

From its inception the Company has issued 11,570,000 private placement common shares for services of $24,726, 2,500,000 common shares for a public offering of $103,354 and 20,961,558 private placement common shares for $32,500.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and other related parties have acquired 88 % of the outstanding common capital stock and have made contributions to capital of $ 3,698. The Company has a $30,000, 6%, demand note payable due a principal shareholder which has conversion rights at $.01 per share at the discretion of the note holder. No value has been recognized for the conversion rights.

The Company has a standby revolving line of credit of $50,000 with the same principal shareholder. The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder. The interest rate is 10% per annum on the outstanding balance. The line of credit is unsecured and is due in full on December 31, 2010. The Company has borrowed $25,000 of the line of credit as of June 30, 2009. No value has been recognized for the conversion rights.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brain Tree International, Inc.

Dated:	September 28, 2009	By:	/S/	DONNA T. NORMAN
Donna T. Norman
President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

September 28, 2009
/S/	DONNA T. NORMAN Donna T. Norman	President, C.E.O., Secretary and Director

September 28, 2009
/S/	GEORGE I. NORMAN, III George I. Norman, III	Vice President and Director Principal Financial Officer
Principal Accounting Officer

September 28, 2009
/S/	JAMES P. HILL, JR., PHD James P. Hill, Jr., PhD.	Director