Form 10-Q
period 2009-09-30
BRAIN TREE INTERNATIONAL INC
filed 2009-11-13
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53601

BRAIN TREE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

UTAH	870496850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463

(Address of principal executive offices)

(801) 938-5598

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                               Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 10, 2009

Common Stock, $0.001 par value	35,031,558

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at September 30, 2009 and June 30, 2009 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended September 30, 2009 and 2008 and the period July 26, 1983 (date of inception) to September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2010 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009 and June 30, 2009

BRAIN TREE INTERNATIONAL, INC. Development Stage Company BALANCE SHEETS-unaudited September 30, 2009 and June 30. 2009

	Sept 30,	Jun 30,
	2009	2009
ASSETS
CURRENT ASSETS

Cash	$ 1,497	$ 7,488

Total Current Assets	$ 1,497	$ 7,488

PATENTS-net	$ 10,199	$ 9,288

Total Assets	$ 11,696	$ 16,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note Payable-related party	$ 55,000	$ 55,000
Accrued interest payable	$ 7,468	$ 6,392
Accounts payable	$ 600	$ 1,500

Total Current Liabilities	$ 63,068	$ 62,892

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
35,031,558 shares issued and outstanding	$ 35,032	$ 35,032

Capital in excess of par value	$ 129,246	$ 129,246

Accumulated deficit during development stage	$(215,650)	$(210,394)

Total Stockholders' Deficiency	$ (51,372)	$ (46,116)

	$ 11,696	$ 16,776

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENTS OF OPERATIONS - unaudited

For the Three Months Ended September 30, 2009 and 2008 and the

Period July 26, 1983 (date of inception) to September 30, 2009

		Three Months		July 26, 1983
		Sept 30, 2009	Sept 30, 2008	to Sept 30, 2009

REVENUES		$ -	$ -	$ -

EXPENSES

Sales and Administrative Expenses		$ 3,991	$ 3,612	$ 204,735
Amortization		$ 189	$132	$3,447

NET LOSS FROM OPERATIONS		$ (4,180)	$ (3,744)	$ (208,182)

Other expenses
	Interest	$1,076	$ 455	$ 7,468

NET LOSS		$ (5,256)	$ (4,199)	$ (215,650)

NET LOSS PER COMMON SHARE

	Basic and diluted	$ -	$ -

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)		35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended September 30, 2009 and 2008 and the

Period July 26, 1983 (date of inception) to September 30, 2009

July 26, 1983
	Sept 30, 2009	Sept 30, 2008	to Sept 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$ (5,256)	$ (4,199)	$ (215,650)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	$ 189	$132	$ 3,447
Capital stock issued for services	-	-	$ 24,726
Changes in accounts payable	$ 176	$ 3,039	$ 8,068

Net Change in Cash from Operations	$ (4,891)	$ (1,028)	$ (179,409)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase patent	$ (1,100)	-	$ (13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	-		$ 55,000
Contributions to capital	-	-	$ 3,698
Proceeds from issuance of common stock	-	-	$ 135,854

Net Change in Cash	$ (5,991)	$ (1,028)	$ 1,497

Cash at Beginning of Period	$ 7,488	$ 1,526	-

Cash at End of Period	$ 1,497	$ 498	$ 1,497

The accompanying notes are an integral part of these financial statements.

                                                           BRAIN TREE INTERNATIONAL, INC.

Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

On September 30, 2009, the Company had a net operating loss available for carryforward of $102,378 . The income tax benefit of approximately $ 30,700 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2009 through 2030.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2009

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
September 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an (apparatus, method, and system for providing enhanced digital services using an analog broadcast license(. The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method. The Company recorded amortization expense of $189 and $618 during the periods ended September 30, 2009 and June 30, 2009 respectively.

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

The Company has a standby revolving line of credit of $50,000 with the same principal shareholder. The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder. The interest rate is 10% per annum on the outstanding balance. The line of credit is unsecured and is due in full on December 31, 2010. The Company has borrowed $25,000 of the line of credit as of September 30, 2009. No value has been recognized for the conversion rights.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with minimal cash assets and limited operations. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by advances from a stockholder. A total of $55,000 has been advanced by Lane Clissold, a principal stockholder. The debt is evidenced by a convertible promissory note in the amount of $30,000, payable upon demand with an interest rate of 6% and convertible at the option of the note holder into Brain Tree common stock at $0.01 per share. We also have with the same stockholder an unsecured revolving line of credit for $50,000, at an interest rate of 10%, due December 31, 2010 and which is convertible at the option of the note holder to Brain Tree common stock at $0.01 per share. We have used to date $25,000 of the line of credit.

We anticipate that we will require approximately $35,000 over the next 12 months to fund operations and maintain our corporate viability. In the next 12 months, we will continue to rely on funds from credit lines and/or stockholders. We do not have a firm commitment from any stockholder or director to provide any additional funding and there can be no assurance that potential funding will be available in the future.

Results of Operations

Our fiscal year end is June 30. During the three-month period ended September 30, 2009, we did not realized any revenues or for the three month period (“first quarter”) ended September 30, 2008.

Total expenses were $4,180 for the first quarter of 2009 compared to $3,744 for the corresponding period 2008 period. Expenses during the first quarter of 2009 were primarily for administrative expenses, which increased 10% from the 2008 period. The first quarter increase was primarily attributed to a 600% ($600) increase in general operating expenses.

The net loss for the first quarter of 2009 was $5,256 compared with a net loss of $4,198 for the first quarter of 2008. The increase in net loss is due to a 130% ($621) increase in interest expenses, and a 609% increase ($609) in state franchise taxes, and a 43% increase ($59) in amortization expenses.

Liquidity and Capital Resources

At September 30, 2009 and June 30, 2009, we had total assets consisting of cash and a patent net of amortization of $11,696 and $16,776, respectively. Total liabilities at September 30, 2009 and June 30, 2009were $63,098 and $62,892 respectively. Total liabilities at September 30, 2009 consisted of $600 for rent, $7,468 in accrued interest and two demand notes in the amount of $30,000 and $25,000 issued to a principal stockholder. The notes are payable upon demand and bear interest rates respectively of 6% and 10%. Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

Because we currently have no revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At September 30, 2009, we had cash on hand of $1,497, working capital of a negative $61,571 and a stockholders’ deficiency of a negative $51,372. At June 30, 2009, we had cash on hand of $7,488, working capital of a negative $55,404 and a stockholders’ deficiency of a negative $46,116.

Plan of Operation

During the next 12 months we will focus our efforts on additional financing, new directors who would have expertise in engineering and be able to assist in corporate financing and product apparatus development of our technology. At this time we do not have any new Board nominees and we have not hired anyone to assist in a search. Any new Board nominees may come from our current directors’ personal contacts, prospects from trade shows, and or referrals from engineering consultants. Our options concerning product development would come from outside engineering consultants. We have not retained an engineering consultant or firm to assist in a product apparatus design and prototype. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders. We currently have a line of credit of up to $50,000 from a stockholder, of which we have used $25,000. Otherwise, there are no firm commitments from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Furthermore, directors have agreed to defer any compensation until such time as business warrants the payment of such.

After paying certain costs and expenses related to ongoing administrative costs and associated professional fees, including the cost of being a public company, management estimates that it will have sufficient funds to operate for the next twelve months. If we are not able to generate revenues at that time and do not have enough funds to continue operations, it may be necessary to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

We do not expect that we will have to make any significant capital expenditures for new equipment or other assets during fiscal 2009. If additional equipment does become necessary, management believes that we may have to seek outside financing to acquire the equipment or assets.

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

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward Looking and Cautionary Statements

This report includes certain "forward-looking statements" relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•   the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•	the ability to complete development of our technology;

•	the ability to secure necessary broadcast license, if required;

•	uncertainties involved in the rate of growth of our business and acceptance of our technology;

•	anticipated size or trends of the market segments in which we will compete and the anticipated competition in those markets;

•	volatility of the stock market; and

•	general economic conditions.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN TREE INTERNATIONAL, INC.

Date: November 13, 2009	By: /S/ DONNA T. NORMAN
Donna T. Norman

President, C.E.O. and Director

Date: November 13, 2009	By: /S/ GEORGE I. NORMAN, III
George I. Norman, III

Vice President and Director

(Principal Financial Officer)

(Principal Accounting Officer)