Form 10-Q
period 2009-12-31
BRAIN TREE INTERNATIONAL INC
filed 2010-02-16
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                               Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 10, 2010

Common Stock, $0.001 par value	35,031,558

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at December 31, 2009 and June 30, 2009 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2009 and 2008 and the period July 26, 1983 (date of inception) to December 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2010 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009 and June 30, 2009

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
BALANCE SHEETS-unaudited
December 31, 2009 and June 30, 2009

	Dec 31,	Jun 30,
	2009	2009
ASSETS
CURRENT ASSETS

Cash	$ 874	$ 7,488

Total Current Assets	$ 874	$ 7,488

PATENTS PENDING-net	$ 10,010	$ 9,288

Total Assets	$ 10,884	$ 16,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note Payable-related party	$ 55,000	$ 55,000
Accrued interest payable	$ 8,544	$ 6,392
Accounts Payable	$ 3,695	$ 1,500

Total Current Liabilities	$ 67,239	$ 62,892

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
35,031,558 shares issued and outstanding	$ 35,032	$ 35,032

Capital in excess of par value	$129,246	$129,246

Accumulated deficit during development stage	($220,633)	($210,394)

Total Stockholders' Deficiency	($ 56,355)	($ 46,116)

	$10,844	$16,776

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENTS OF OPERATIONS - unaudited
For the Three and Six Months Ended December 31, 2009 and 2008 and the
Period July 26, 1983 (date of inception) to December 31, 2009

		Three Months		Six Months
		Dec 31,	Dec 31,	Dec 31,	Dec 31	July 26, 1983
		2009	2008	2009	2008	to Dec 31, 2009

REVENUES		$ -	$ -	$ -	$ -	$ -

EXPENSES

Sales and Administrative Expenses		$3,718	$5,485	$7,709	$9,097	$208,453
Amortization		$189	$176	$378	$308	$3,636

NET LOSS FROM OPERATIONS		($3,907)	($5,661)	($8,087)	($9,405)	($212,089)

Other expenses
	Interest	$1,076	$830	$2,152	$1,285	$8,544

NET LOSS		($4,983)	($6,491)	($10,239)	($10,690)	($220,633)

NET LOSS PER COMMON SHARE

	Basic and diluted	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)		35,032	35,032	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended December 31, 2009 and 2008 and the
Period July 26, 1983 (date of inception) to December 31, 2009
			July 26, 1983
	Dec 31,	Dec 31	to Dec 31
	2009	2008	2009
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	($10,239)	($10,690)	($220,633)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	$378	$308	$3,636
Capital stock issued for services	-	-	$24,726
Changes in accounts payable	$4,347	$1,285	$12,239

Net Change in Cash from Operations	($5,514)	($9,097)	($180,032)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase patent	($1,100)	($1,500)	($13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	-	$15,000	$55,000
Contributions to capital	-	-	$3,698
Proceeds from issuance of common stock	-	-	$135,854

Net Change in Cash	($6,614)	$4,403	$874

Cash at Beginning of Period	$7,488	$1,526	-

Cash at End of Period	$874	$5,929	$874

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development State Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

On December 31, 2009, the Company had a net operating loss available for carryforward of $107,361. The income tax benefit of approximately $ 32,208 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2009 through 2031.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.

Development State Company

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

BRAIN TREE INTERNATIONAL, INC.

Development State Company

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an (apparatus, method, and system for providing enhanced digital services using an analog broadcast license(. The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method. The Company recorded amortization expense of $378 and $618 during the periods ended December 31, 2009 and June 30, 2009 respectively.

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

The Company has a standby revolving line of credit of $50,000 with the same principal shareholder. The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder. The interest rate is 10% per annum on the outstanding balance. The line of credit is unsecured and is due in full on December 31, 2010. The Company has borrowed $25,000 of the line of credit as of December 31, 2009. No value has been recognized for the conversion rights.

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

BRAIN TREE INTERNATIONAL, INC.

Development State Company

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

7.	SUBSEQUENT EVENTS

The Company has a standby revolving line of credit of $50,000 with a principal shareholder. The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder. The interest rate is 10% per annum on the outstanding balance. The line of credit is unsecured and is due in full on December 31, 2010. The Company borrowed additional $10,000 of the line of credit on January 1, 2010. No value has been recognized for the conversion rights.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with minimal cash assets and limited operations. Ongoing operating expenses, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by advances from a stockholder. A total of $65,000 has been advanced by Lane Clissold, a principal stockholder. The debt is evidenced by a convertible promissory note in the amount of $30,000, payable upon demand with an interest rate of 6% and convertible at the option of the note holder into Brain Tree common stock at $0.01 per share. We also have with the same stockholder an unsecured revolving line of credit for $50,000, at an interest rate of 10%, due December 31, 2010 and which is convertible at the option of the note holder into Brain Tree common stock at $0.01 per share. We have used to date $35,000 of the line of credit.

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

Results of Operations

Our fiscal year end is June 30. During the six month period ended December 31, 2009, we did not realize any revenues or for the three month period (“second quarter”) ended December 31, 2009.

Total expenses were $3,907 for the second quarter of fiscal year 2010 compared to $5,661 for the corresponding 2009 fiscal year period, a decrease of 31% for the 2010 period. Expenses during the second quarter of fiscal year 2010 were primarily for administrative expenses, which decreased 32% $3,718 for the second quarter of fiscal 2010 from $5,485 for the 2009 period. The second quarter decrease was primarily attributed to a 58% ($2,190) decrease in legal fees, partially offset by an increase of 600% ($600) in rent expenses.

Total expenses were $8,087 for the six month period ended December 31, 2009 compared to $9,405 for the corresponding 2008 period, a decrease of 14% for the 2009 period. Expenses for the 2009 six month period were primarily for administrative expenses that decreased 15% ($1,388), primarily due to a 50% ($1,844) decrease in legal fees, offset by an increase of 60% ($306) in professional and filing fees.

The net loss for the second quarter of fiscal year 2010 was $4,983 compared with a net loss of $6,491 for the second quarter of fiscal 2009. The decrease in net loss during the second quarter is due to the 31% decrease in administrative expenses, offset by a 30% ($246) increase in interest expenses and a 7% ($13) increase in amortization expenses.

The net loss for the first six months of fiscal year 2010 was $10,239 compared with a net loss of $10,690 for the first six months of fiscal 2009 a decrease of 4%. The decrease in the loss during the first six months of fiscal 2010 was due to the 15 % decrease in administrative expenses offset by a 67% ($867) increase in interest expenses and a 22% ($70) increase in amortization expenses.

Liquidity and Capital Resources

At December 31, 2009 and June 30, 2009, we had total assets consisting of cash and a patent net of amortization of $10,884 and $16,776, respectively. Total liabilities at December 31, 2009 and June 30, 2009were $67,239 and $62,892 respectively. Total liabilities at December 31, 2009 consisted of $1,200 for rent, $2,495 in professional fees, $8,544 in accrued interest and two demand notes in the amount of $30,000 and $25,000 issued to a principal stockholder. The notes are payable upon demand and bear interest rates respectively of 6% and 10%. Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

Because we currently have no revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2009, we had cash on hand of $874, working capital of a negative $66,365 and a stockholders’ deficiency of $56,335. At June 30, 2009, we had cash on hand of $7,488, working capital of a negative $55,404 and a stockholders’ deficiency of $46,116.

Plan of Operation

During the next 12 months we intend to focus our efforts on additional financing and new directors with expertise in engineering and the ability to assist in corporate financing and product apparatus development of our technology. At this time we do not have any new Board nominees and we have not hired anyone to assist in a search. Any new Board nominees may come from our current directors’ personal contacts, prospects from trade shows, and/or referrals from engineering consultants. Our options concerning product development would likely come from outside engineering consultants. We have not retained an engineering consultant or firm to assist in a product apparatus design and prototype.

Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders. We currently have a line of credit of up to $50,000 from a stockholder, of which we have used $35,000. Otherwise, there are no firm commitments from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Furthermore, directors have agreed to defer any compensation until such time as business warrants the payment of such.

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

Currently, we have two employees. Our Vice-President devotes approximately 20 hours per week to company business, and our President assists on an as-needed basis. Management believes that these employees will be adequate for the foreseeable future, or until operations reach a level to justify additional employees. Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.	Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of December 30, 2009, our disclosure controls and procedures were effective.

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

BRAIN TREE INTERNATIONAL, INC.

Date: February 16, 2010	By: /S/ DONNA T. NORMAN__________
Donna T. Norman

President, C.E.O. and Director

Date: February 16, 2010	By: /S/ GEORGE I. NORMAN, III
George I. Norman, III

Vice President and Director

(Principal Financial Officer)

(Principal Accounting Officer)