Form 10-Q
period 2010-03-31
BRAIN TREE INTERNATIONAL INC
filed 2010-05-17
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                               Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 10, 2010

Common Stock, $0.001 par value	35,031,558

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4(T).	Controls and Procedures	14

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at March 31, 2010 and June 30, 2009 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended March 31, 2010 and 2009 and the period July 26, 1983 (date of inception) to March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2010 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010 and June 30, 2009

BRAIN TREE INTERNATIONAL, INC. Development Stage Company BALANCE SHEETS-unaudited March 31, 2010 and June 30. 2009

	Mar 31,	Jun 30,
	2010	2009
ASSETS
CURRENT ASSETS

Cash	$6,630	$7,488

Total Current Assets	$6,630	$7,488

PATENTS PENDING-net	$9,821	$9,288

Total Assets	$16,451	$16,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note Payable-related party	$65,000	$55,000
Accrued interest payable	$9,866	$6,392
Accounts Payable	$1,200	$1,500

Total Current Liabilities	$76,066	$62,892

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
35,031,558 shares issued and outstanding	$35,032	$35,032

Capital in excess of par value	$129,246	$129,246

Accumulated deficit during development stage	($223,893)	($210,394)

Total Stockholders' Deficiency	($59,615)	($ 46,116)

	$16,451	$16,776

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENTS OF OPERATIONS - unaudited

For the Three and Nine Months Ended March 31, 2010 and 2009 and the

Period July 26, 1983 (date of inception) to March 31, 2010

		Three Months		Nine Months		July 26, 1983
		Mar 31,	Mar 31,	Mar 31,	Mar 31,	To Mar 31
		2010	2009	2010	2009	2010

REVENUES		$ -	$ -	$ -	$ -	$ -

EXPENSES

Sales and Administrative Expenses		$ 1,749	$ 153	$ 9,458	$ 9,250	$ 210,202
Amortization		$189	$ 142	$ 567	$ 450	$ 3,825

NET LOSS FROM OPERATIONS		($ 1,938)	($ 295)	($10,025)	($ 9,700)	($ 214,027)

Other expenses
	Interest	$1,322	$ 830	$ 3,474	$ 2,115	$ 9,866

NET LOSS		($ 3,260)	($ 1,125)	($ 13,499)	($ 11,815)	($ 223,893)

NET LOSS PER COMMON SHARE

	Basic and diluted	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)		35,032	35,032	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended March 31, 2010 and 2009 and the

Period July 26, 1983 (date of inception) to March 31, 2010

July 26, 1983
	Mar 31, 2010	Mar 31, 2009	To Mar 31, 2010

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	($13,499)	($11,815)	($223,893)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	$ 567	$ 450	$ 3,825
Capital stock issued for services	-	-	$ 24,726
Changes in accounts payable	($ 300)	$ 2,116	$ 1,200
Changes in interest payable	$ 3,474		$ 9,866

Net Change in Cash from Operations	($ 9,758)	($ 9,249)	($184,276)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase patent	($ 1,100)	($ 2,000)	($ 13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	$ 10,000	$ 15,000	$ 65,000
Contributions to capital	-	-	$ 3,698
Proceeds from issuance of common stock	-	-	$ 135,854

Net Change in Cash	($ 858)	$ 3,751	$ 6,630

Cash at Beginning of Period	$ 7,488	$ 1,526	-

Cash at End of Period	$ 6,630	$ 5,277	$ 6,630

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

On March 31, 2010, the Company had a net operating loss available for carryforward of $110,621. The income tax benefit of approximately $ 33,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future. The net operating loss will expire starting in 2009 through 2030.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2010

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

March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an (apparatus, method, and system for providing enhanced digital services using an analog broadcast license(. The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method. The Company recorded amortization expense of $567 and $618 during the periods ended March 31, 2010 and June 30, 2009 respectively.

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

The Company has a standby revolving line of credit of $50,000 with the same principal shareholder. The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder. The interest rate is 10% per annum on the outstanding balance. The line of credit is unsecured and is due in full on December 31, 2010. The Company has borrowed $35,000 of the line of credit as of March 31, 2010. No value has been recognized for the conversion rights.

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

BRAIN TREE INTERNATIONAL, INC.

Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2010

7.	SUBSEQUENT EVENTS

The Company has not had any material subsequent event to report from March 31, 2010 to the date of this report.

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

Results of Operations

Our fiscal year end is June 30. During the nine month period ended March 31, 2010, we did not realize any revenues or for the three month period (“third quarter”) ended March 31, 2010.

Total expenses were $3,260 for the third quarter of fiscal year 2010 compared to $1,125 for the corresponding 2009 fiscal year period, an increase of 180% ($2,135) for the 2010 period. Expenses during the third quarter of fiscal year 2010 were primarily for administrative and interest expenses, which increased 1,000% ($1,596) and 84% ($492), respectively from the fiscal year 2009 period. The third quarter increase in administrative expenses was primarily attributed to a $715 increase in accounting fees and a $600 increase in rent expenses.

The net loss for the third quarter of fiscal year 2010 was $3,260 compared with a net loss of $1,125 for the third quarter of fiscal year 2009. The increase in the net loss during the third quarter is due the increases in administrative expenses, interest expenses and amortization expenses.

Total expenses were $13,499 for the nine month period ended March 31, 2010 compared to $11,815 for the corresponding period 2009, an increase of 14% for the 2010 period. Expenses for the 2010 nine month period were primarily for administrative and interest expenses which increased 2% ($208) and 64% ($1,359), respectively. The nine month increase in administrative expenses was primarily due to a 52% ($1,477) increase in accounting services, $1800 increase in rent expense offset by a decrease of 50% ($1,884) in legal expenses and a decrease of $450 in professional and filing fees.

The net loss for the first nine months of fiscal year 2010 was $13,499 compared with a net loss of $11,815 for the first nine months of fiscal year end 2009 an increase of 14%. The increase in the net loss during the first nine months of fiscal year end was due to nominal increases in administrative and amortization expenses and a 64% increase ($1,359) in interest expenses.

Liquidity and Capital Resources

At March 31, 2010 and June 30, 2009, we had total assets consisting of cash and a patent net of amortization of $16,451 and $16,776, respectively. Total liabilities at March 31, 2010 and June 30, 2009were $76,066 and $62,892, respectively. Total liabilities at March 31, 2010 consisted of $1,200 for rent, $9,866 in accrued interest and two demand notes in the amount of $30,000 and $35,000 issued to a principal stockholder. The notes are payable upon demand and bear interest rates respectively of 6% and 10%. Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

Because we currently have no revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At March 31, 2010, we had cash on hand of $6,630, working capital of a negative $69,436 and a stockholders’ deficiency of a negative $59,615. At June 30, 2009, we had cash on hand of $7,488, working capital of a negative $55,404 and a stockholders’ deficiency of a negative $46,116.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN TREE INTERNATIONAL, INC.

Date: May 13, 2010	By: /S/ DONNA T. NORMAN
Donna T. Norman

President, C.E.O. and Director

Date: May 13, 2010	By: /S/ GEORGE I. NORMAN, III
George I. Norman, III

Vice President and Director

(Principal Financial Officer)

(Principal Accounting Officer)