Form 10-K
period 2010-06-30
BRAIN TREE INTERNATIONAL INC
filed 2010-09-28
CIK 802257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

   [ X ]                 Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2010

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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [   ]   No [ X ]

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

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of December 31, 2009, the last business day of the registrant’s most recently completed second quarter, was $0.00.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of December 31, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 27, 2010 was 35,031,558.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Brain Tree International, Inc.

PART  I

Item 1.                 Business

Business Development

History

Brain Tree International, Inc. was incorporated on July 26, 1983 under the laws of Utah.  The company was founded to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals.  Initial operations were funded by a share offering during 1986.

From 1988 to 1999, the company sought to enter into contractual agreements with other parties.  During this time, management investigated a concept of receiving full-length movies downloaded to a customer=s computer at home for entertainment and viewing.  In July 2000, stockholders were asked to vote on the acquisition of this technology by acquiring Movies Online, Inc., a Utah corporation.  Stockholders were also asked to approve a private placement of convertible preferred stock totaling $500,000, which proceeds were to be used to complete research into the implementation of a worldwide broadcasting network (audio and video) via the Internet. The stockholders did not approve the acquisition or funding.

Presently, we are involved in developing an AApparatus, Method and System for Providing Enhanced Digital Services Using an Analog Broadcast License@. On July 14, 2003, George I. Norman Jr., the late husband of the company=s President Donna Norman, filed with the United States Patent and Trademark Office (AUSPTO@), as inventor and for the benefit of the company, an US Utility Patent Application for the technology.  Development work prior to filing the application was done by Ms. Norman and Mr. Norman, Jr., beginning in early 2000.

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

In November 2000, Dynamic Software, Ltd., an Oregon corporation controlled by Ms. Norman, purchased 20 million shares of our common stock for cash consideration of $20,000, which was used for working capital. In addition, 10 million shares were issued to Isoz, LC, a Nevada Limited Liability Company controlled by Ms. Norman.  The shares were issued in consideration for consulting services rendered by Ms. Norman and her husband in connection with the attempted Movies Online acquisition and for research of our current technology.  On August 25, 2006, Mr. Norman Jr.=s son, George I Norman III, acquired 10,276,333 shares from Ms. Norman and Lane S Clissold acquired 10,276,334 shares, also from Ms. Norman.

On August 25, 2006, we signed an unsecured, 6% promissory note for $30,000, payable to Mr. Clissold.  The note is due upon demand and is convertible at the option of the note holder into shares of our common stock at the conversion rate of $0.01 per share.

On December 2006, we also signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, with Mr. Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of Mr. Clissold.  As of the date hereof, we have used $35,000 of the line of credit.

Since inception, we have maintained our corporate offices in Salt Lake City, Utah.  Prior to 1990, the offices were located in the personal home office of Elvin Allen, the company=s founder and then President.  From 1990 to 2000 the corporate offices were located at the personal office of Rhonda Adams, the company=s former president.  From 2000 until 2007, our corporate office was located at the personal office of the current president Donna Norman in the American Towers Office Park in downtown Salt Lake City, Utah. The current corporate office is on a shared arrangement with the personal office of our Vice President, George I Norman III at 1390 South 1100 East, Suite 204, Salt Lake City, Utah 84105-2463 and our telephone number is (801) 938-5598.

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

Production (Engineering)

Brain Tree has taken the initial step in developing its technology by obtaining a US Patent.  We have not yet designed a working model, but following the recent issuance of our patent we intend to seek out engineering consultants to further implement a working model of the proposed apparatus and methodology.  A working model will set the initial outline for a market ready design.  It will also help us in filing with the FCC for any requisite approvals in the US or other governing markets. A market ready design will likely have modifications in its appearance and assembly with the governing  ID number stamped on the product when approval is issued for its use. In the US market place, the ID number would be issued by the FCC.  A working model will enable us to conduct actual field testing.  To do this, we need to locate a cooperative vendor or broadcasting site, which we have not yet attempted to locate.  At this time, we do not have any arrangements or sufficient working capital to employ an engineering consultant.  Our board of directors will need to approve any plan for additional financing, although there is no firm commitment to advance any future funds.

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

Patents and Trademarks

On July 14, 2003, George I Norman Jr., as inventor and for the benefit of the company, filed with the USPTO an US Utility Patent Application for AApparatus, Method, and System for Providing Enhanced Digital Services Using an Analog Broadcast License@.   On September 15, 2003, Mr. Norman Jr. executed a Declaration and Power of Attorney listing members of the law firm of Kuntzler & Associates.  On December 12, 2003 the USPTO confirmed by Official Filing Receipt the filing date of July 14, 2003 and assigned a serial number.  On July 27, 2006 a Recordation of Assignment Document was filed with the USPTO by Mr. Norman Jr. assigning all rights to the patent application and serial number to the company.  The USPTO issued a patent to the company on June 30, 2009.

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

Facilities

Our principal offices are located at 1390 South 1100 East, Suite 204, Salt Lake City, Utah 84105. The facilities consist of a corporate general office of approximately 440 square feet situated in a professional office building.  The facilities are shared with the personal offices of our Vice-President, Mr. Norman III, and at this time the offices are being used on a monthly rent basis at a cost of $200 per month.  Management believes that the current facilities are adequate for the immediate future.  We also maintain a website at http://www.BrainTreeIntl.com.

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

There can be no assurance that we will be able to develop commercially viable products from our technology, or that we will realize material revenues or achieve profitability in the foreseeable future.  The potential to generate revenues and profits from our business depends on many factors, including, but not limited to the following:

!      our ability to secure adequate funding to complete development and production of our technology and to market products derived from our technology;

!      the size and timing of future customer orders, product delivery and customer acceptance, if required;

!      the costs of maintaining and expanding operations;

!      our ability to compete with existing and new entities that offer the same or similar products and services; and

!      our ability to attract and retain a qualified work force as business warrants.

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

We have not completed development of our technology nor have we finalized the resulting products and services that we will market.  Ultimate market acceptance of our technology is critical to our future success.  Factors that may affect the market acceptance of our technology include:

!      market acceptance of the Enhanced Digital Services and related technology, products and services;

!      the features, performance, and cost of installation and use of the technology, products and services;

!      availability of competing technologies, products and services;

!      the success and development of our marketing strategy; and

!      the quality of our customer service and support for our products once they are installed and operating.

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

The future market for products and services derived from our technology will be highly competitive and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis.  If we compete for the same geographical markets, our competitors= financial strength could prevent us from capturing those markets.  Additional new competitors may enter the market and competition may intensify.  Although we believe the technology and products we intend to market will be equal to or better than those offered by competitors, these competitors may be able to narrow or eliminate the differences.  Our inability to successfully compete with companies offering similar technologies and products will have a material, negative impact on our results of operations.

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

Our future success and our ability to compete are dependent, in part, upon the development of our proprietary technology. We believe our intellectual property rights could be significant and any failure to adequately protect these rights could result in our competitors offering similar products and services, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States.  Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology and products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary.  Furthermore, policing the unauthorized use of our technology is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others.  Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

Pursuant to the regulations under the Exchange Act, we will incur significant legal, accounting and other expenses to comply with certain SEC requirements, in particular, the Sarbanes-Oxley Act of 2002.  Sarbanes-Oxley and other rules implemented by the SEC, require management to assess its internal controls over financial reporting.

Management needs to invest significant time and energy to stay current with the requisite reporting responsibilities of the Exchange Act, which will limit their time they can apply to other tasks associated with operating company business.  Management estimates that compliance with the Exchange Act reporting requirements will cost in excess of $25,000 annually.  This is in addition to other costs of doing business.  It is important that we maintain adequate cash flow, not only to operate our business, but also to pay the legal and accounting costs associated with reporting requirements.  If we fail to pay these costs as such costs are incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market, if one should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

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

Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board.  In the event that we lose this status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

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

Because of the limited market for our shares, trading is most likely to be sporadic and volatile.  There can be no assurance that there will be an active trading market for our shares.  Accordingly, it could be difficult for holders of our common stock to liquidate their shares.  Any trading market that may develop will most likely be very volatile and subject to numerous factors, many beyond our control.  Some of the factors that may influence the price of our shares are:

!	our ability to develop our technology and commercially viable products and services;

!      our ability to achieve and maintain profitability;

!      changes in earnings estimates and recommendations by financial analysts;

!      actual or anticipated variations in our quarterly and annual results of operations;

!      changes in market valuations of similar companies;

!      announcements by us or our competitors of significant contracts, new products or services, acquisitions, commercial relationships, joint ventures or capital commitments; and

!      general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 87% of our outstanding shares of common stock are held by our directors and a small number of principal stockholders.  These persons have the ability to exert significant control in matters requiring a stockholder vote and may have interests that conflict with other stockholders.  As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

Trading in our shares is most likely subject to certain "penny stock@ regulation, which could have a negative effect on the price of our shares in the public market.

Public trading of our common stock on the OTC Bulletin Board is most likely subject to certain regulations commonly referred to as penny stock rules.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers.  These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser's prior written consent to the transaction.  A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

We currently have outstanding 35,031,558 shares of common stock, of which 31,939,519 shares are considered restricted securities that may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration.  Sales of a substantial number of these shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Item 1B.                 Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.                 Properties.

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

Item 4.                      (Removed and Reserved).

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

Our shares are most likely subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

As of September 21, 2010, there were approximately 221 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

!       the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

!      1% of the shares then outstanding.

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

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

During the fiscal year ended June 30, 2010, we did not realize any revenues nor did we realize any revenues during the fiscal year ended June 30, 2009.  All funds received by the company during these periods have been from loans and a line of credit from a shareholder.

Total expenses for fiscal 2010 were $13,316 compared to $19,157 for 2009, a decrease of 30% ($5,841) for the 2010 period.  The decrease includes a 32% ($5,975) decrease in administrative expenses from $18,539 in 2009 to $12,564 in 2010, primarily due to a decrease of $5,970 in legal fees, a decrease of $608 in state taxes, offset by an increase in filing fees of $645, and an increase of $1,113 in accounting expenses.  We realized a net loss of $18,112 for the year ended June 30, 2010 compared to a net loss of $22,184 in 2009.  The decrease in the net loss is directly attributed to the decrease in administrative expenses and an increase in interest expense.

Liquidity and Capital Resources

We are considered a development stage company.  Ongoing expenses historically have been paid for by advances from stockholders, which are evidenced on our financial statements as notes payable - related party.  A total of $65,000 has been advanced by Lane Clissold, a principal stockholder.  It is anticipated that we will require additional capital to maintain our corporate viability.  Future funds will most likely be provided by directors and stockholders, although there is no agreement related to future funds and there is no assurance such funds will be available.

We anticipate that we will require approximately $35,000 over the next 12 months to fund operations and to maintain our corporate viability.   In the next 12 months, we will continue to rely on funds from credit lines and or stockholders.  We currently have a standby revolving line of credit of $50,000 with Lane Clissold, $35,000 of which the company has used.

At fiscal year end June 30, 2010 and fiscal year end June 30, 2009, we had total assets consisting of cash and patent of $14,974 and $16,776, respectively.  Cash decreased from $7,488 at fiscal year end June 30, 2009 to $5,338 at fiscal year end June 30, 2010.   Total liabilities at fiscal year end June 30, 2010 and fiscal year end June 30, 2009 were $79,202 and $62,892 respectively.  Total liabilities at June 30, 2010 consisted of a demand note and a line of credit from a principal shareholder of $65,000, with accrued interest of $11,188, and accounts payable of $3,014. Total liabilities at June 30, 2009 consisted of the demand note and a line of credit from a principal shareholder $55,000, with accrued interest of $6,392.

Because currently we have no revenues and only limited cash reserves, we may have to rely on our directors and stockholders to pay expenses until such time we realize adequate revenues from the implementation of our technology.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs.  At June 30, 2009, we had cash on hand of $7,488, a negative working capital of $55,404 and a stockholders= deficit of $46,116.  At June 30, 2010, we had cash on hand of $5,338, a negative working capital of $73,864 and a stockholders deficit of 64,228.

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

We do not expect that we will have to make any significant capital expenditures for new equipment or other assets during fiscal 2011.  If additional equipment does become necessary, management believes that we may have to seek outside financing to acquire the equipment or assets.

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

Future Milestones

Management has established certain milestones that it will strive to accomplish during the next twelve months.  These goals include:

!	increasing awareness of the potential technology;

!	continued development of our web site;

!	visiting industry convention and trade shows;

!
considering what additional help we will need from industry consultants and hiring additional consultants and/or independent contractors (engineering) if we are successful in expanding our business and adequate funds are available; and

!	attaining a potential industry partner or joint venture.

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

Net Operating Loss

We have accumulated approximately $97,122 of net operating loss carryforwards as of June 30, 2009 and $115,234 as of June 30, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2009 through 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements for fiscal years ended June 30, 2010 and 2009 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended June 30, 2010 did not have a significant effect on our financial statements as of that date.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.                      Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended June 30, 2010 and 2009 have been examined to the extent indicated in their reports by Madsen & Associates, CPA’s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).                      Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of  “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of June 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)  recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals.  Our internal control over financial reporting includes those policies and procedures that:

●      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●      provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of June 30, 2010.

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

Item 9B.                 Other Information.

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Donna T. Norman	50	President/Secretary and Director
George I. Norman, III	55	Vice-President and Director
James P. Hill, Jr., PhD.	74	Director
___________________________

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board.  However, directors may defer expenses and/or take payment in shares of Brain Tree common stock. As of the date hereof, no director has accrued any expenses or compensation.  Officers are appointed annually by the board and each executive officer serves at the discretion of the board.  Presently we do not have any standing committees.

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

The business experience of each of the persons listed above during the past five years is as follows:

Donna T. Norman has been the President and a Director of Brain Tree since May of 2000.  Mrs. Norman is also President of Norman & Associates, a privately held consulting firm.  She was co-founder of EnviroProp Corporation, a privately held entity engaged in the design, development and marketing of proprietary hydrodynamic technologies, specifically propeller guards designed for the safety enhancement of motor boats.  She served as Executive Secretary, Office Manager and was a Director of EnviroProp from January, 2004 through May, 2006.  Mrs. Norman was co-founder of Videolocity International, Inc., a publicly traded company, for which she served as Secretary-Treasurer and a director from January 2001 to October 31, 2002.  During the past 15 years, Mrs. Norman has served as Secretary and a Director of Dynamic Software, Ltd., Secretary and a Director of Santa Barbara Oil Corp., and Secretary and a Director of Pacifica Financial Corp.  Mrs. Norman served as an officer and director of Worldwide Ministries and Education Fund, and as an officer and director of the Stubbs Foundation, both of which are non-profit charitable corporations dedicated to the advancement of Christian education. Mrs. Norman is the stepmother-in-law to George I. Norman III, our Vice-President and Director, and sister-in-law to James P. Hill, PhD, a company=s Director.

George I. Norman, III has been our Vice-President and a Director since January 1, 2008.  Mr. Norman attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance.  He returned to the University in 1979 and continued his studies in humanities, science, and finance.  Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. He was the President and director from June 5, 1999 to September 29, 2004 of Treasure Mountain Holdings, Inc., a public development stage company that later became Vyteris Holdings, Inc.   From April 22, 1997 to May 19, 2000 Mr. Norman was President and director of LiL Marc, Inc., a public development stage company developing child products through its wholly owned subsidiary, LILM, Inc.  From December 1999 to present Mr. Norman has continued as President and a director of LILM, Inc.   From November 17, 2004 to November 17, 2005, Mr. Norman=s business, Alewine Limited Liability Company, had a corporate finance consulting agreement with Scientific Energy, Inc., a public development stage company in the laptop battery industry.  Since its inception on July 15, 1994, Mr. Norman has been the President and Manager of the Alewine Limited Liability Company. Mr. Norman is the son of the company=s founder, George I. Norman Jr., and the stepson-in-law of Donna T. Norman, our President. He is also the nephew of James P. Hill, a company Director.

James P. Hill, Ph.D. has been a director since July of 2000.  Dr. Hill is currently the Academic Dean at ITT-Technical Institute-in Indianapolis, Indiana.  Prior to his current position he served as the Executive Director of Funds Development at the Indianapolis Neighborhood Partnership, Inc. between 2002 and 2007.  From 1998 to 2001, he served as the Chief Development Officer of Community Hospitals Indianapolis Foundation in Indianapolis, Indiana. Prior to that he served as Vice President and Associate Dean of Southern Illinois University School of Medicine; President of Indiana Wesleyan University; Academic Dean, Piedmont Community College; Division Chair of Math and Science, Virginia Western Community College; and Department Chair of Chemistry, Virginia Western Community College.  Dr. Hill has served on numerous boards and community civic groups including the Chamber of Commerce Board, Economic Development Council, Crisis Nursery Center Board, Symphony Board and President, and Area Scout Council Board. He also holds memberships in several national and state professional associations and honor societies. Dr. Hill holds a Doctorate in Administration and Statistical Research Design Methodology from Virginia Polytechnic Institute and State University, a Masters degree in Chemistry and Biology from the University of Virginia, and a Bachelor's degree in Biology and Chemistry from Roanoke College. Dr. Hill is the brother-in-law of Donna Norman, our President/Secretary and uncle to George I. Norman, III, our Vice-President and Director.

Item 11.                 Executive Compensation

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to our officers, directors or employees for the fiscal year ended June 30, 2010 and fiscal year ended June 30, 2009.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries.  As of the date hereof, no person has accrued any compensation.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of September 27, 2010, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class

Directors and Executive Officers	10,276, 333	28.9%
Donna T. Norman
5104 19th Street West
Bradenton, FL 34207

George I. Norman III	10,276, 333	28.9%
1115 Gilmer Drive
Salt Lake City, UT 84105
	20,000	0.1%
James P. Hill Jr.*
8030 Clearwater Drive
Indianapolis, IN 46256

5% Stockholders
Lane S. Clissold	10,276, 333 (2)	28.9%
3078 East Silver Hawk Drive
Salt Lake City, UT 84121

All directors and officers as	20,572,666(2)	57.9%
a group (3 persons)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)      Based upon 35,051,558 shares of common stock outstanding on September 27, 2009.

(2)
On August 25, 2006 we signed an unsecured promissory note for $30,000 with 6% interest from Lane Clissold, a principal shareholder, that is payable upon demand and is convertible at the option of the note holder to the company=s common capital stock $.001 par value at $0.01 per share. On December 2006, we also signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, with Lane Clissold.  The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of the Mr. Clissold.  We have used to date $35,000 of the line of credit.    In the event the note is converted to common stock and the line of credit Mr. Clissold would acquire an additional 6,500,000 shares, which would increase his shares to 16,776,334 and his percentage ownership to 40% of the then outstanding shares.

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

In December 2006, we signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, with Lane Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of the Mr. Clissold.   We have used to date $35,000 of the line of credit.

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

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA’s Inc., for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2010 and 2009, and for the review of quarterly financial statements included in our quarterly reports during those periods, were $5,100 for 2010 and  $2,850 for 2009.

Audit Related Fees

For the years ended June 30, 2010 and 2009, there were no fees billed for assurance and related services by Madsen & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended June 30, 2010 and 2009, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

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

The Board of Directors has considered the nature and amount of fees billed by Madsen & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Madsen & Associates' independence.

PART  1V

Item 15.                 Exhibits, Financial Statement Schedules

(a)           Exhibits

Exhibit No.                                    Exhibit Name
  3.1*                      Articles of Incorporation
3.2*	By-Laws
3.3*	Amendment to Articles of Incorporation
4.1*	Instrument defining rights of holders (Stock Certificate)
10.1*	Promissory Note
10.2 *	US Patent Recordation Letter
10.3*	Revolving Line of Credit Agreement
10.4**	Issue Notification from U.S. Patent and Trademark Office
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*      Previously filed as exhibit to Form 10 filed March 27, 2009.
**      Previously files as Exhibit to Form 10-K Annual Report filed September 28, 2009.

MADSEN & ASSOCIATES, CPA's INC.	684 East Vine Suite #3	Telephone 801-268-2632
Certified Public Accountants and Business Consultants	Murray, Utah 84107	Fax 801-262-3978

Board of Directors
Brain Tree International, Inc.
Salt Lake City, Utah

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Brain Tree International, Inc.  (development stage company) at June 30, 2010, and  2009 and the  related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2010 and 2009  and the  period July 26, 1983 (date of inception)  to June 30, 2010.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company=s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brain Tree International, Inc. at June 30, 2010, and 2009 and the related statements of operations, and cash flows for the years ended June 30, 2010 and 2009 and the period July 26, 1983 to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
September 16, 2010                                                     /s/  Madsen & Associates, CPA=s Inc.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company

FINANCIAL STATEMENTS
For Years Ended
June 30, 2010 and 2009

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
BALANCE SHEETS
June 30, 2010 and 2009

	June 30, 2010	June 30, 2009

ASSETS
CURRENT ASSETS

Cash	$5,338	$7,488

Total Current Assets	5,338	7,488

PATENTS PENDING - net	9,636	9,288

Total Assets	$14,974	$16,776

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Notes Payable-related party	65,000	55,000
Accrued interest payable-related party	11,188	6,392
Accounts payable	3,014	1,500

Total Current Liabilities	79,202	62,892

STOCKHOLDERS' DEFICIENCY

Preferred Stock
3,000,000 shares authorized at $.001 par value;
none outstanding
Common stock
47,000,000shares authorized, at $.001 par value;
35,031,558 shares issued and outstanding	35,032	35,032
Capital in excess of par value	129,246	129,246
Accumulated deficit during development stage	(228,506)	(210,394)

Total Stockholders' Deficiency	(64,228)	(46,116)

	$14,974	$16,776

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF OPERATIONS
For the Years Ended June 30, 2010 and 2009 and the
Period July 26, 1983 (date of inception) to June 30, 2010

			July 26, 1983 to
	June 30, 2010	June 30, 2009	June 30, 2010

REVENUES	$-	$-	$-

EXPENSES

Sales and administrative expenses	12,564	18,539	213,308
Amoritization	752	618	4,010

NET LOSS FROM OPERATIONS	$(13,316)	$(19,157)	$(217,318)

Other Expenses
Interest	(4,796)	(3,027)	(11,188)

NET LOSS	$(18,112)	$(22,184)	$(228,506)

NEW PROFIT PER COMMON SHARE

Basic and dilluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period July 26, 1983 (date of inception) to June 30, 2010

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capitial	Deficit
			(in excess of
			par value)
Balance July 26, 1983 (date of inception)	-	-	-	-

Issuance of common stock for cash	961,558	962	11,538	-
Net operating loss-June 30, 1986	-	-	-	(490)
Inssuance of common for cash-net of costs	2,500,000	2,500	100,854	-
Net operating loss-June 30, 1987	-	-	-	(111,503)
Net operating loss-June 30, 1988	-	-	-	(1,279)
Net operating loss-June 30, 1989	-	-	-	(365)
Net operating loss-June 30, 1990	-	-	-	(400)
Net operating loss-June 30, 1991	-	-	-	(272)
Net operating loss-June 30, 1992	-	-	-	(307)
Net operating loss-June 30, 1993	-	-	-	(171)
Net operating loss-June 30, 1994	-	-	-	(271)
Net operating loss-June 30, 1995	-	-	-	(263)
Net operating loss-June 30, 1996	-	-	-	(264)
Net operating loss-June 30, 1997	-	-	-	(217)
Issuance of common stock for expense	1,500,000	1,500	6,226	-
Net operating loss-June 30, 1998	-	-	-	(10,778)
Issuance of common stock for expense	70,000	70	6,930	-
Net operating loss-June 30, 2000	-	-	-	(9,715)
Issuance of common stock for cash	20,000,000	20,000	-	-
Issuance of common stock for services	10,000,000	10,000	-	-
Net operating loss-June 30, 2001	-	-	-	(24,743)
Net operating loss-June 30, 2002	-	-	-	(355)
Net operating loss-June 30, 2003	-	-	-	(234)
Net operating loss-June 30, 2004	-	-	-	(688)
Contribution to capital	-	-	3,698	-
Net operating loss-June 30, 2005	-	-	-	(564)
Net operating loss-June 30, 2006	-	-	-	(646)
Net operating loss-June 30, 2007	-	-	-	(16,057)
Net operating loss-June 30, 2008	-	-	-	(8,628)
Net operating loss-June 30, 2009	-	-	-	(22,184)

Balance June 30, 2009	35,031,558	35,032	129,246	210,394

Net operating loss for the year
ended June 30, 2010				(18,112)

Balance June 30, 2010	$35,031,558	$35,032	$129,246	$(228,506)

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2010 and 2009
and the Period July 26, 1983 (date of inception)
to June 30, 2010

			July 26, 1983 to
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(18,112)	$(22,184)	$(228,506)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	752	618	4,010
Changes in accounts payable	6,310	4,527	14,202

Net Change in Cash from Operations	(11,050)	(17,039)	(210,294)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	(1,100)	(1,999)	(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	10,000	25,000	65,000
Contributions to capital		-	3,698
Capital stock issued for services	-	-	24,726
Proceeds from issuance of common stock	-	-	135,854

Net Change in Cash	(2,150)	5,962	5,338

Cash at Beginning of Period	7,488	1,526	-

Cash at End of Period	$5,338	$7,488	$5,338

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

The Company has not recorded significant revenues to date and is classified as a development stage company.

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

On June 30, 2010, the Company had a net operating loss available for carryforward of $115,234. The income tax benefit of approximately $ 34,570 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2009 through 2030.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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
June 30, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an Aapparatus, method, and system for providing enhanced digital services using an analog broadcast license@.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $752 and $618 during the periods ended June 30, 2010 and June 30, 2009 respectively.

4.  CAPITAL STOCK

From its inception the Company has issued 11,570,000 private placement common shares for services of $24,726, 2,500,000 common shares for a public offering of $103,354 and 20,961,558 private placement common shares for $32,500.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and other related parties have acquired 88 % of the outstanding common capital stock and have made contributions to capital of $ 3,698. The Company has a $30,000, 6%, demand note payable dated August 25, 2006 due a principal shareholder which has conversion rights at $.01 per share at the discretion of the note holder. No value has been recognized for the conversion rights.

The Company also has a standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance.  The line of credit is unsecured and is due in full on December 31, 2010.  The Company has borrowed $35,000 of the line of credit as of June 30, 2010.  No value has been recognized for the conversion rights.

6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from a related party Lane Clissold, and additional equity investment, which will enable the Company to continue operations for the coming year.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010

7.	SUBSEQUENT EVENTS

 The Company has not had any material subsequent event to report from June 30, 2010 to the date of this report September 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brain Tree International, Inc.

Dated:   September 28, 2010                                                                                By:     /S/   Donna T. Norman
Donna T. Norman
President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONNA T. NORMAN	President, CEO, Secretary and Director	September 28, 2010
Donna T. Norman

/S/ GEORGE I NORMAN, III	Vice President and Director	September 28, 2010
George I. Norman, III	Principal Financial Officer
Principal Accounting Officer

/S/ JAMES P. HILL, JR., PhD	Director	September 28, 2010
James P. Hill, Jr., PhD