Form 10-Q
period 2010-09-30
BRAIN TREE INTERNATIONAL INC
filed 2010-11-15
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Outstanding as of November 12, 2010
35,031,558	Common Stock, $0.001 par value

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at September 30, 2010 and June 30, 2010 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended September 30, 2010 and 2009 and the period July 26, 1983 (date of inception) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2011 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010 and June 30, 2010

[Insert Financial Statements]

BRAIN TREE INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS

September 30, 2010 and June 30, 2010

	(UNAUDITED)
	September 30, 2010	June 30, 2010
CURRENT ASSETS

Cash	$ 3,267	$ 5,338

Total Current Assets	3,267	5,338

PATENTS PENDING - net	9,447	9,636

Total Assets	$ 12,714	$ 14,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Notes Payable-related party	65,000	65,000
Accrued interest payable-related party	12,510	11,188
Accounts payable	5,550	3,014

Total Current Liabilities	83,060	79,202

STOCKHOLDERS' DEFICIENCY

Preferred Stock
3,000,000 shares authorized at $.001 par value;
none outstanding
Common stock
47,000,000 shares authorized, at $.001 par value;
35,031,558 shares issued and outstanding	35,032	35,032
Capital in excess of par value	129,246	129,246
Accumulated deficit during development stage	(234,624)	(228,506)

Total Stockholders' Deficiency	(70,346)	(64,228)

	$12,714	$14,974

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS - unaudited
For the Three Months Ended September 30, 2010 and 2009
and the period July 26, 1983 (date of inception) to September 30, 2010

			July 26, 1983
			to
	September 30, 2010	September 30, 2009	September 30, 2010

REVENUES	$-	$-	$-

EXPENSES

Sales and administrative expenses	4,607	3,991	217,915
Amoritization	189	189	4,199

NET LOSS FROM OPERATIONS	$(4,796)	$(4,180)	$(222,114)

Other Expenses
Interest	(1,322)	(1,076)	(12,510)

NET LOSS	$(6,118)	$(5,256)	$(234,624)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted (stated in 1000's)	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS - unaudited

For the Three Months Ended September 30, 2010 and 2009
and the period July 26, 1983 (date of inception) to September 30, 2010
			July 26, 1983
			to
	Sept 30, 2010	Sept 30, 2009	September 30, 2010
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(6,118)	$(5,256)	$(234,624)

Adjustments to reconcile net loss to
net cash provided by operating activities

Stock issued for services	-	-	24,726
Amortization	189	189	4,199
Changes in accounts payable	2,536	(900)	5,550
Changes in accrued interest payable - related party	1,322	1,076	12,510

Net Cash (used in) Operating Activities	(2,071)	(4,891)	(187,639)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	-	(1,100)	(13,646)

Net Cash (used in) Investing Activities	-	(1,100)	(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	-	-	65,000
Contributions to capital	-	-	3,698
Proceeds from issuance of common stock	-	-	135,854

Net Cash provided by Financing Activities	-	-	204,552

Net Change in Cash	(2,071)	5,991	3,267

Cash at Beginning of Period	5,338	7,488	-

Cash at End of Period	$3,267	$1,497	$3,267

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:

Stock issued for services			$24,726

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010

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

On September 30, 2010, the Company had a net operating loss available for carryforward of $120,587. The income tax benefit of approximately $ 36,176 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2009 through 2030.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an apparatus, method, and system for providing enhanced digital services using an analog broadcast license.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $189 and $189 during the periods ended September 30, 2010 and September 30, 2009 respectively.

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

The Company also has a standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance.  The line of credit is unsecured and is due in full on December 31, 2010.  The Company has borrowed $35,000 of the line of credit as of September 30, 2010.  No value has been recognized for the conversion rights.

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

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010

7.	SUBSEQUENT EVENTS

The Company borrowed an additional $10,000 from the principal shareholder line of credit (as discussed in footnote 5 above) on November 4, 2010.

The Company has evaluated subsequent events through November 15, 2010, which is the date the financial statements were issued.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our fiscal year end is June 30.  During the three-month period (“first quarter”) ended September 30, 2010, we did not realized any revenues or for the three month period ended September 30, 2009.

Total expenses were $4,796 for the first quarter of 2011 compared to $4,180 for the corresponding period 2010 period.  Expenses during the first quarter of 2011 were primarily for administrative expenses, which increased 15% ($616) from the 2010 period.  The first quarter increase was primarily attributed to a 15% increase ($616) in general operating expenses.

The net loss for the first quarter of 2011 was $6,118 compared with a net loss of $5,256 for the first quarter of 2010.  The increase in net loss is due principally to a 23% increase ($246) in interest expenses, and a 15% increase ($616) in general operating expenses which included a 33% increase ($200) in rent expense, a 25% increase ($700) in accounting services offset by a 94% decrease ($286) in legal fees.

Liquidity and Capital Resources

At September 30, 2010 and June 30, 2010, we had total assets consisting of cash and a patent net of amortization of $12,714 and $14,974 respectively. Total liabilities at September 30, 2010 and June 30, 2010 were $83,060 and $79,202 respectively.  Total liabilities at September 30, 2010 consisted of $2,000 for rent, $3,550 for accounting services, $12,510 in accrued interest and two demand notes in the amount of $30,000 and $35,000 issued to a principal stockholder.  The notes are payable upon demand and bear interest rates respectively of 6% and 10%.   Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

Because we currently have no revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At September 30, 2010, we had cash on hand of $3,267, negative working capital of $79,793 and a stockholders’ deficiency of $70,346.  At June 30, 2010, we had cash on hand of $5,338, negative working capital of $73,864 and a stockholders’ deficiency of $64,228.

Plan of Operation

During the next 12 months we will focus our efforts on additional financing, new directors who would have expertise in engineering and be able to assist in corporate financing and product apparatus development of our technology.  At this time we do not have any new Board nominees and we have not hired anyone to assist in a search.  Any new Board nominees may come from our current directors’ personal contacts, prospects from trade shows, and or referrals from engineering consultants.  Our options concerning product development would come from outside engineering consultants. We have not retained an engineering consultant or firm to assist in a product apparatus design and prototype. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders. We currently have a line of credit of up to $50,000 from a stockholder, of which we have used $45,000.  Otherwise, there are no firm commitments from anyone to advance future funds.  Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Furthermore, directors have agreed to defer any compensation until such time as business warrants the payment of such.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

!	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

!	the ability to complete development of our technology;

!	the ability to secure necessary broadcast license, if required;

!	uncertainties involved in the rate of growth of our business and acceptance of our technology;

!	anticipated size or trends of the market segments in which we will compete and the anticipated competition in those markets;

!	volatility of the stock market; and

!	general economic conditions.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BRAIN TREE INTERNATIONAL, INC.

Date: November 15, 2010	By: /S/ Donna T. Norman
Donna T. Norman
President, C.E.O. and Director

Date: November 15, 2010	By: /S/ George I. Norman, III
George I. Norman, III
Vice President and Director
(Principal Financial Officer)
(Principal Accounting Officer)