Form 10-Q
period 2010-12-31
BRAIN TREE INTERNATIONAL INC
filed 2011-02-14
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 10, 2011

Common Stock, $0.001 par value	35,031,558

TABLE OF CONTENTS

PART I  —  FINANCIAL INFORMATION

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at December 31, 2010 and June 30, 2010 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2010 and 2009 and the period July 26, 1983 (date of inception) to December 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2011 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
BALANCE SHEETS
December 31, 2010 and June 30, 2010
	(UNAUDITED)
	Dec 31, 2010	Jun 30, 2010
ASSETS
CURRENT ASSETS

Cash	$4,998	$5,338

Total Current Assets	$4,998	$5,338

PATENTS PENDING-net	$9,258	$9,636

Total Assets	$14,256	$14,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note Payable-related party	$75,000	$65,000
Accrued interest payable	$13,996	$11,188
Accounts Payable	$450	$3,014

Total Current Liabilities	$89,446	$79,202

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000 shares authorized at $0.001 par value; none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
35,031,558 shares issued and outstanding	$35,032	$35,032

Capital in excess of par value	$129,246	$129,246

Accumulated deficit during development stage	$(239,468)	$(228,506)

Total Stockholders' Deficiency	$(75,190)	$(64,228)

	$14,256	$14,974

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENTS OF OPERATIONS - unaudited
For the Three and Six Months Ended December 31, 2010 and the
Period July 26, 1983 (date of inception) to December 31, 2010

	Three Months		Six Months
	Dec 31,	Dec 31,	Dec 31,	Dec 31	July 26, 1983
	2010	2009	2010	2009	to Dec 31, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Sales and Administrative Expenses	$3,169	$3,718	$7,776	$7,709	$221,084
Amortization	$189	$189	$378	$378	$4,388

NET LOSS FROM OPERATIONS	$(3,358)	$(3,907)	$(8,154)	$(8,087)	$(225,472)

Other expenses
Interest	$1,486	$1,076	$2,808	$2,152	$(13,996)

NET LOSS	$(4,844)	$(4,983)	$(10,962)	$(10,239)	$(239,468)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted (stated in 1000's)	35,032	35,032	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended December 31, 2010 and 2009 and the
Period July 26, 1983 (date of inception) to December 31, 2010

	Dec 31,	Dec 31,	July 26, 1983
	2010	2009	to Dec 31, 2010
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(10,962)	$(10,239)	$(239,468)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	$378	$378	$4,388
Capital stock issued for services	-	-	$24,726
Changes in accounts payable	$(2,564)	$2,195	$450
Changes in accrued interest payable-related party	$2,808	$2,152	$13,996

Net Cash (used in) Operations	$(10,340)	$(5,514)	$(195,908)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase patent	-	$(1,100)	$(13,646)

Net cash (used in) Investing Activities	-	$(1,100)	$(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	$10,000	-	$75,000
Contributions to capital	-	-	$3,698
Proceeds from issuance of common stock	-	-	$135,854

Net cash provided by (used in) Financing Activities	$10,000	-	$214,552

Net Change in Cash	$(340)	$(6,614)	$4,998

Cash at Beginning of Period	$5,338	$7,488	-

Cash at End of Period	$4,998	$874	$4,998

Supplemental disclosures of noncash financing activities:
Stock issued for services	-	-	$24,726

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

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

On December 31, 2010, the Company had a net operating loss available for carryforward of $125,431. The income tax benefit of approximately $ 37,629 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2004.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2010
(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive. In this case, basic and diluted EPS are the same.

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
December 31, 2010
(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an Aapparatus, method, and system for providing enhanced digital services using an analog broadcast license@.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $189 and $189 during the periods ended December 31, 2010 and December 31, 2009 respectively.

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

The Company also has a standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance.  The line of credit is unsecured and is due in full on December 31, 2010  The Company has borrowed $45,000 of the line of credit as of December 31, 2010.  No value has been recognized for the conversion rights.  The Company is negotiating with the same shareholder to extend the due date for the line of credit one year.

6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from a related party, and additional equity investment, which will enable the Company to continue operations for the coming year.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with minimal cash assets and limited operations.  Ongoing operating expense, including the costs associated with the preparation and filing of our periodic reports, have been paid for by advances from a stockholder.  A total of $75,000 has been advanced by Lane Clissold, a principal stockholder.  The debt is evidenced by a convertible promissory note in the amount of $30,000, payable upon demand with an interest rate of 6% and convertible at the option of the note holder into Brain Tree common stock at $0.01 per share.  We also have with the same stockholder an unsecured revolving line of credit for $50,000, at an interest rate of 10%, due December 31, 2010 and which is convertible at the option of the note holder to Brain Tree common stock at $0.01 per share. We have used to date $45,000 of the line of credit.  We are negotiating with the same shareholder to extend the due date for the unsecured revolving line of credit for a one year period.

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

Results of Operations

Our fiscal year end is June 30.  During the six-month period ended December 31, 2010 and three month period (“second quarter”) ended December 31, 2010, we did not realized any revenues.

Total expenses were $4,844 for the second quarter of 2010 compared to $4,983 for the corresponding quarter in 2009.  Expenses during the second quarter of 2010 were primarily administrative($3,169), which decreased 17% ($549) from the 2009 period.  The second quarter decrease was primarily attributed to a 63 % decrease ($1,355) in professional fees offset by an 84% increase ($806) in general operating expenses.

Total expenses were $10,962 for the six month period ended December 31, 2010 compared to $10,239 for the corresponding period in 2009, an increase of 7% for the 2010 period. Expenses for the 2010 six month period were primarily for administrative expenses ($7,776) that increased 1% primarily due to an increase of 107% ($1,038) in general operating expenses offset by a decrease of 21% ($1,171) in professional fees.

The net loss for the second quarter of 2010 was $4,844 compared with a net loss of $4,983 for the second quarter of 2009.  The decrease in net loss is due principally to a 17% decrease ($549) in administrative expenses, offset by a 38% increase ($410) in interest expenses.

The net loss for the first six months of fiscal year 2010 was $10,962 compared with a net loss of $10,239 for the first six months of fiscal year 2009 a increase of 7%.  The increase in the net loss for the first six months of fiscal year 2010 was due to a 30% ($656) increase in interest expenses and a 1% ($67) increase in administrative expenses.

Liquidity and Capital Resources

At December 31, 2010 and June 30, 2010, we had total assets consisting of cash and a patent net of amortization of $14,256 and $14,974, respectively. Total liabilities at December 31, 2010 and June 30, 2010 were $89,446 and $79,202, respectively.  Total liabilities at December 31, 2010 consisted of $400 for rent, $50 for accounting services, $13,996 in accrued interest and two demand notes in the amount of $30,000 and $45,000 issued to a principal stockholder.  The notes are payable upon demand and bear interest rates respectively of 6% and 10%.   Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

      Because we currently have no revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At December 31, 2010, we had cash on hand of $4,998, negative working capital of $84,448 and a stockholders’ deficiency of $75,190.  At June 30, 2010, we had cash on hand of $5,338, negative working capital of $73,864 and a stockholders’ deficiency of $64,228.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BRAIN TREE INTERNATIONAL, INC.

Date: February 14, 2011	By:	/S/ Donna T. Norman
Donna T. Norman
President, C.E.O. and Director

Date: February 14, 2011	By:	/S/ George I. Norman, III
George I. Norman, III
Vice President and Director
(Principal Financial Officer)
(Principal Accounting Officer)