Form 10-Q
period 2011-03-31
BRAIN TREE INTERNATIONAL INC
filed 2011-05-16
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 9, 2011
Common Stock, $0.001 par value	35,031,558

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at March 31, 2011 and June 30, 2010 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended March 31, 2011 and 2010 and the period July 26, 1983 (date of inception) to March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2011 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
Balance Sheets
March 31, 2011 and June 30, 2010

	(Unaudited)
	Mar 31,	Jun 30,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$3,910	$5,338

Total Current Assets	$3,910	$5,338

PATENTS PENDING-net	$9,069	$9,636

Total Assets	$12,979	$14,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note Payable-related party	$75,000	$65,000
Accrued interest payable	$15,564	$11,188
Accounts Payable	$1,050	$3,014

Total Current Liabilities	$91,614	$79,202

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
35,031,558 shares issued and outstanding	$35,032	$35,032

Capital in excess of par value	$129,246	$129,246

Accumulated deficit during development stage	$(242,913)	$(228,506)

Total Stockholders' Deficiency	$(78,635)	$(64,228)

Total Liabilities and Stockholders' Deficiency	$12,979	$14,974

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF OPERATIONS - unaudited
For the Three and Nine Months Ended March 31, 2011 and 2010 and the
Period July 26, 1983 (date of inception) to March 31, 2011

	Three Months		Nine Months
	Mar 31,	Mar 31,	Mar 31,	Mar 31	July 26, 1983
	2011	2010	2011	2010	to Mar 31, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Sales and Administrative Expenses	$1,688	$1,749	$9,464	$9,458	$222,772
Amortization	$189	$189	$567	$567	$4,577

NET LOSS FROM OPERATIONS	$(1,877)	$(1,938)	$(10,031)	$(10,025)	$(227,349)

Other expenses
Interest	$1,568	$1,322	$4,376	$3,474	$(15,564)

NET LOSS	$(3,445)	$(3,260)	$(14,407)	$(13,499)	$(242,913)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted (stated in 1000's)	35,032	35,032	35,032	35,032

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATONAL, INC.
Development Stage Company
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended March 31, 2011 and 2010 and the
Period July 26, 1983 (date of inception) to March 31, 2011

	Nine Months ended	Nine Months ended
	Mar 31,	Mar 31	July 26, 1983
	2011	2010	to Mar 31, 2011
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(14,407)	$(13,499)	$(242,913)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	567	567	4,577
Capital stock issued for services	-	-	24,726
Changes in accounts payable	(1,964)	(300)	1,050
Changes in accrued interest payable-related party	4,376	3,474	15,564

Net Cash (used in) Operations	(11,428)	(9,758)	(196,996)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase patent	-	(1,100)	(13,646)

Net cash (used in) Investing Activities	-	(1,100)	(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	10,000	10,000	75,000
Contributions to capital	-	-	3,698
Proceeds from issuance of common stock	-	-	135,854

Net cash provided by Financing Activities	10,000	10,000	214,552

Net Change in Cash	(1,428)	(858)	3,910

Cash at Beginning of Period	5,338	7,488	-

Cash at End of Period	$3,910	$6,630	$3,910

Supplemental disclosures of noncash financing activities:
Stock issued for services	-	-	$24,726

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

As of March 31, 2011, the Company had a net operating loss available for carryforward of $128,876. The income tax benefit of approximately $ 38,663 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2009 through 2030.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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
March 31, 2011
(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENT

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an Aapparatus, method, and system for providing enhanced digital services using an analog broadcast license@.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $189 and $189 during the periods ended March 31, 2011 and March 31, 2010 respectively.

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

The Company also has an unsecured standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance. The Company has borrowed $45,000 of the line of credit as of March 31, 2011.  No value has been recognized for the conversion rights.   On March 31, 2011 the due date for the unsecured revolving line of credit was extended to December 31, 2011.

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

Results of Operations

We are a development stage company with minimal cash assets and limited operations.  Ongoing operating expense, including the costs associated with the preparation and filing of our periodic reports, have been paid for by advances from a stockholder.  A total of $75,000 has been advanced by Lane Clissold, a principal stockholder.  The debt is evidenced by a convertible promissory note in the amount of $30,000, payable upon demand with an interest rate of 6% and convertible at the option of the note holder into Brain Tree common stock at $0.01 per share.  We also have with the same stockholder an unsecured revolving line of credit for $50,000, at an interest rate of 10%, and which is convertible at the option of the note holder to Brain Tree common stock at $0.01 per share. We have used to date $45,000 of the line of credit.  On March 31, 2011 the due date for the unsecured revolving line of credit was extended to December 31, 2011.

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

Results of Operations

Our fiscal year end is June 30.  During the nine-month period ended March 31, 2011 and three month period (“third quarter”) ended March 31, 2011, we did not realized any revenues.

Total expenses were $3,445 for the third quarter of 2011 which increased 5.7% ($185) compared to $3,260 for the corresponding quarter in 2010.  Expenses during the third quarter of 2011 were primarily administrative, which decreased 3.5% ($61) from the 2010 period offset by an increase in interest expenses of 18.6% ($246) from the 2010 period.

Total expenses were $14,407 for the nine month period ended March 31, 2011 compared to $13,499 for the corresponding period in 2010, an increase of 7.7% ($908) for the 2011 period. Expenses for the 2011 nine month period were primarily for administrative expenses ($9,464) that increased .05% ($6) and an increase of 26% ($902) in interest expenses.

The net loss for the third quarter of 2011 was $3,445 compared with a net loss of $3,260 for the third quarter of 2010 an increase of 5.7% ($185).  The increase in net loss for the 2011 period is due principally to an 18.6% increase ($246) in administrative expenses offset by a 3.5% decrease ($61) in interest expenses.

The net loss for the first nine months of fiscal year 2011 was $14,407 compared with a net loss of $13,499 for the first nine months of fiscal year 2010 an increase of 7.7% ($908).  The increase in the net loss for the first nine months of fiscal year 2011 was due to a 25% ($902) increase in interest expenses and a 0.5% ($6) increase in administrative expenses.

Liquidity and Capital Resources

At March 31, 2011 and June 30, 2010, we had total assets consisting of cash and a patent net of amortization of $12,979 and $14,974, respectively. Total liabilities at March 31, 2011 and June 30, 2010 were $91,614 and $79,202, respectively.  Total liabilities at March 31, 2011 consisted of $1,000 for rent, $50 for accounting services, $15,564 in accrued interest and two demand notes in the amount of $30,000 and $45,000 issued to a principal stockholder.  The notes bear interest rates respectively of 6% and 10%.   Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

      Because we currently have no revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At March 31, 2011, we had cash on hand of $3,910 negative working capital of $87,704 and a stockholders’ deficiency of $78,635.  At June 30, 2010, we had cash on hand of $5,338, negative working capital of $73,864 and a stockholders’ deficiency of $64,228.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BRAIN TREE INTERNATIONAL, INC.

Date:  May 16, 2011                                                                           By:  /S/  Donna T. Norman
Donna T. Norman
President, C.E.O. and Director

Date:  May 16, 2011                                                                           By:  /S/  George I. Norman, III
George I. Norman, III
Vice President and Director
(Principal Financial Officer) (Principal Accounting Officer)