Form 10-K
period 2011-06-30
BRAIN TREE INTERNATIONAL INC
filed 2011-10-13
CIK 802257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of September 28, 2011 was 35,031,558.

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

From 1988 to 1999, the company sought to enter into contractual agreements with other parties.  During this time, management  investigated a concept of receiving full length movies downloaded to a customer’s computer at home for entertainment and viewing.  In July 2000, stockholders were asked to vote on the acquisition of this technology by acquiring Movies Online, Inc., a Utah corporation.  Stockholders were also asked to approve a private placement of convertible preferred stock totaling $500,000, which proceeds were to be used to complete research into the implementation of a worldwide broadcasting network (audio and video) via the Internet. The stockholders did not approve the acquisition or funding.

Presently, we are involved in developing an AApparatus, Method and System for Providing Enhanced Digital Services Using an Analog Broadcast License@. On July 14, 2003, George I. Norman Jr., the late husband of the company’s President Donna Norman, filed with the United States Patent and Trademark Office (USPTO), as inventor and for the benefit of the company, an US Utility Patent Application for the technology.  Development work prior to filing the application was done by Ms. Norman and Mr. Norman, Jr., beginning in early 2000.

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

On December 2006, we also signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, extended to December 31, 2011, with Mr. Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of Mr. Clissold.  As of the date hereof, we have used $45,000 of the line of credit.

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

Data Source

The broadcast data sources may be any source appropriate to providing broadcast programming, such as a broadcast network, digital content server, telephone network or the Internet.  Examples of broadcast data includes audio selections, movies, television programs, video games, news programs, sporting events, e-mail messages, emergency messages intended for the public, and web pages.  Ultimately the end user can proceed on the premise of viewing selected content.

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

On September 27, 2011, the company received a non refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor.  The Agreement provides that Mr. McGuire has the right to License the company’s technology (to which the company’s patent relates) for the Las Vegas, Nevada area by paying a second $10,000 payment to the company and entering into a license agreement no later than November 1, 2011.  The second payment of $10,000 would be applied to any future royalties and the royalty period would be November 1, 2011 to November 1 2012, with a minimum royalty payment due the company each year of $10,000.  Mr. McGuire has until October 30, 2011 to conclude any due diligence.

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

Facilities

Our principal offices are located at 1390 South 1100 East, Suite 204, Salt Lake City, Utah 84105. The facilities consist of a corporate general office of approximately 440 square feet situated in a profession al office building.  The facilities are shared with the personal offices of our Vice-President, Mr. Norman III, and at this time the offices are being used on a monthly rent basis at a cost of $200 per month.  Management believes that the current facilities are adequate for the immediate future.

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

As a reporting company under the Securities Exchange Act of 1934, we incur significant expenses related to compliance with SEC reporting requirements.

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

Item 2.                 Description of Property.

We do not presently own any property, but instead we share the personal offices of our Vice-President, which includes additional storage space if needed.  The office area provides room for administrative functions such as telephone operations and internet access.  Additionally, there is a conference area for meetings and planning.  At this time, the offices are being used on a monthly, rent-free basis.

Item 3.                 Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.                 Removed and Reserved.

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

Rule 144

As of September 28, 2011, there were approximately 221 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

Results of Operations

During the fiscal year ended June 30, 2011, we did not realize any revenues nor did we realize any revenues during the fiscal year ended June 30, 2010.  All funds received by the company during these periods have been from loans and a line of credit from a shareholder.

Total operating expenses for fiscal 2011 were $15,439 compared to $13,316 for 2010, an increase of 16% ($2,123) for the 2011 period.  The increase includes a 17% ($2,119) increase in administrative expenses from $12,564 in 2010 to $14,683 in 2011, primarily due to an increase of $2,114 in general operating expenses.  We realized a net loss of $21,383 for the year ended June 30, 2011 compared to a net loss of $18,112 in 2010.  The increase in the net loss for the year ended June 30, 2011 is directly attributed to an increase in administrative expenses of $2,119 (17%) and an increase in interest expense of $1,148 (24%).

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

We anticipate that we will require approximately $35,000 over the next 12 months to fund operations and to maintain our corporate viability.   In the next 12 months, we will continue to rely on funds from credit lines and or stockholders.  We currently have a standby revolving line of credit of $50,000 with Lane Clissold, $45,000 of which the company has used.

At fiscal year end June 30, 2011 and fiscal year end June 30, 2010, we had total assets consisting of cash and patent of $9,171 and $14,974, respectively.  Cash decreased from $5,338 at fiscal year end June 30, 2010 to $291 at fiscal year end June 30, 2011.   Total liabilities at fiscal year end June 30, 2011 and fiscal year end June 30, 2010 were $94,782 and $79,202 respectively.  Total liabilities at June 30, 2011 consisted of a demand note and a line of credit from a principal shareholder of $75,000, with accrued interest of $17,132, and accounts payable of $2,050 in professional fees and $600 in office rent.

Because currently we have no revenues and only limited cash reserves, we may have to rely on our directors and stockholders to pay expenses until such time we realize adequate revenues from the implementation of our technology.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs.  At June 30, 2010, we had cash on hand of $5,388, a negative working capital of $73,864 and a stockholders deficit of $64,228.  At June 30, 2011, we had cash on hand of $291, a negative working capital of $94,491 and a stockholders deficit of 85,611.

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

On September 27, 2011, the company received a non refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor. The Agreement provides that Mr. McGuire has the right to License the company’s technology (to which the company’s patent relates) for the Las Vegas, Nevada area by paying a second $10,000 payment to the company and entering into a license agreement no later than November 1, 2011.  The second payment of $10,000 would be applied to any future royalties and the royalty period would be November 1, 2011 to November 1 2012 with a minimum royalty payment due the company each year of $10,000.  Mr. McGuire has until October 30, 2011 to conclude any due diligence.

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

To achieve these milestones, we intend to explore possible industry events, add information to our web site and attempt to identify industry consultants that might be helpful in engineering and product perception.  This will require a total annual estimated expenditure of approximately $35,000.  This annual cost will consist of office phone and fax, web hosting and design, office rent, legal and accounting costs, and industry trade shows and travel expenses.  Management expects that funds for the cost of operations for the next 12 months will come from the existing $50,000 line of credit from a principal shareholder or from the current directors or stockholders, although there is no firm commitment to advance future funds for research and development.

Net Operating Loss

We have accumulated approximately $115,234 of net operating loss carryforwards as of June 30, 2010 and $135,852 as of June 30, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2009 through 2031.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for fiscal years ended June 30, 2011 and 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because presently we have not started full operations.

Recent Accounting Pronouncements

The company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its  financial statements.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.                 Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended June 30, 2011 and 2010 have been examined to the extent indicated in their reports by Madsen & Associates, CPA’s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).         Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of  “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of June 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of June 30, 2011.

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

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the company are as follows:

Name	Age	Position
Donna T. Norman	50	President/Secretary and Director
George I. Norman, III	56	Vice-President and Director
James P. Hill, Jr., PhD.	74	Director
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

The business experience of each of the persons listed above during the past five years is as follows:

Donna T. Norman has been the President and a Director of Brain Tree since May of 2000.  Mrs. Norman is also President of Norman & Associates, a privately held consulting firm.  She was co-founder of EnviroProp Corporation, a privately held entity engaged in the design, development and marketing of proprietary hydrodynamic technologies, specifically propeller guards designed for the safety enhancement of motor boats.  She served as Executive Secretary, Office Manager and was a Director of EnviroProp from January, 2004 through May, 2006.  Mrs. Norman was co-founder of Videolocity International, Inc., a publicly traded company, for which she served as Secretary-Treasurer and a director from January, 2001 to October 31, 2002.  During the past 15 years, Mrs. Norman has served as Secretary and a Director of Dynamic Software, Ltd., Secretary and a Director of Santa Barbara Oil Corp., and Secretary and a Director of Pacifica Financial Corp.  Mrs. Norman served as an officer and director of Worldwide Ministries and Education Fund, and as an officer and director of the Stubbs Foundation, both of which are non-profit charitable corporations dedicated to the advancement of Christian education. Mrs. Norman is the stepmother to George I. Norman III, our Vice-President and Director, and sister-in-law to James P. Hill, PhD, a company=s Director.

George I. Norman, III has been our Vice-President and a Director since January 1, 2008.  Mr. Norman attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance.  He returned to the University in 1979 and continued his studies in humanities, science, and finance.  Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. He was the President and director from June 5, 1999 to September 29, 2004 of Treasure Mountain Holdings, Inc., a public development stage company which later became Vyteris Holdings, Inc.   From April 22, 1997 to May 19, 2000 Mr. Norman was President and director of LiL Marc, Inc., a public development stage company developing child products through its wholly owned subsidiary, LILM, Inc.  From December 1999 to present Mr. Norman has continued as President and a director of LILM, Inc.   From November 17, 2004 to November 17, 2005, Mr. Norman’s business, Alewine Limited Liability Company, had a corporate finance consulting agreement with Scientific Energy, Inc., a public development stage company in the laptop battery industry.  Since its inception on July 15, 1994, Mr. Norman has been the President and Manager of the Alewine Limited Liability Company. Mr. Norman is the son of the company’s founder, George I. Norman Jr., and the stepson of Donna T. Norman, our President. He is also the nephew of James P. Hill, a company Director.

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

Item 11.               Executive Compensation

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to our officers, directors or employees for the fiscal year ended June 30, 2011 and fiscal year ended June 30, 2010.  Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future.  It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries.  As of the date hereof, no person has accrued any compensation.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of September 28, 2011, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)

Directors and Executive Officers

Donna T. Norman	10,276, 333	28.9%
5104 19th Street West
Bradenton, FL 34207
George I. Norman III	10,276,333	28.9%
1115 Gilmer Drive
Salt Lake City, UT 84105
James P. Hill Jr.*	20,000	0.1%
8030 Clearwater Drive
Indianapolis, IN 46256

5% Stockholders
Lane S. Clissold	10, 276,334(2)	28.9%
3078 East Silver Hawk Drive
Salt Lake City, UT 84121
All directors and officers	20,572,666(2)	57.9%
a group (3 persons)
_________________
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 35,031,558 shares of common stock outstanding on September 28, 2011.

(2)
On August 25, 2006 we signed an unsecured promissory note for $30,000 with 6%  interest from Lane Clissold, a principal shareholder, that is payable upon demand and is convertible at the option of the note holder to the company’s common capital stock $.001 par value at $0.01 per share. On December 2006, we also signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, extended to December 31, 2011, with Lane Clissold.  The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of the Mr. Clissold.  We have used to date $45,000 of the line of credit.    In the event the note is converted to common stock and the line of credit Mr. Clissold would acquire an additional 7,500,000 shares, which would increase his shares to 17,776,334 and his percentage ownership to 42% of the then outstanding shares.

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

In December 2006, we signed an unsecured revolving line of credit for $50,000 at an interest rate of 10%, due December 31, 2010, extended to December 31, 2011, with Lane Clissold. The line of credit is convertible to Brain Tree common stock at $0.01 per share at the option of the Mr. Clissold.   We have used to date $45,000 of the line of credit.

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

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA’s Inc., for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2011 and 2010, were $6,165 for 2011 and $5,100 for 2010.  As of the date hereof, we have not filed any Quarterly Reports on Form 10-Q.

Audit Related Fees

For the years ended June 30, 2011 and 2010, there were no fees billed for assurance and related services by Madsen & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended June 30, 2011 and 2010, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

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

PART  1V

Item 15.               Exhibits, Financial Statement Schedules

(a)           Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation
3.2*	By-Laws
3.3*	Amendment to Articles of Incorporation
4.1*	Instrument defining rights of holders (Stock Certificate)
10.1*	Promissory Note
10.2 *	US Patent Recordation Letter
10.3*	Revolving Line of Credit Agreement
10.4*	Issue Notification from U.S. Patent and Trademark Office
10.5	Option to License US Patent Appl No.: 10/620,303
31.1	Certification of C.E.O Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*      Previously filed as exhibit to Form 10 filed March 27, 2009.

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Brain Tree International Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Brain Tree International Inc. (A Development Stage Company) (The Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended June 30, 2011, and for the period from July 26, 1983 (date of inception) to June 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brain Tree International Inc. (a Development Stage Company) as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011, and the period from July 26, 1983 (date of inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates CPA’s, Inc.”
Murray, Utah
October 6, 2011

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
BALANCE SHEETS
June 30, 2011 and June 30, 2010

	June 30,	June 30,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$291	$5,338

Total Current Assets	$291	$5,338

PATENTS-net	$8,880	$9,636

Total Assets	$9,171	$14,974

LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES

Notes Payable-related party	$75,000	$65,000
Accrued interest payable	$17,132	$11,188
Accounts Payable	$2,650	$3,014

Total Current Liabilities	$94,782	$79,202

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value; none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value; 35,031,558 shares issued and outstanding	$35,032	$35,032

Additional Paid-in Capital	$129,246	$129,246

Accumulated deficit during development stage	$(249,889)	$(228,506)

Total Stockholders' Deficiency	$(85,611)	$(64,228)

Total Liabilities and Stockholders' Deficiency	$9,171	$14,974
The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2011 and 2010 and the
Period July 26, 1983 (date of inception) to June 30, 2011

			July 26, 1983
	June 30, 2011	June 30, 2010	(date of inception) to
			June 30, 2011

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	14,683	12,564	227,991
Amortization	756	752	4,766

NET LOSS FROM OPERATIONS	15,439	(13,316)	232,757

Other Expenses
Interest	(5,944)	(4,796)	(17,132)

NET LOSS	$21,383	$(18,112)	$249,889

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	35,031,558	35,031,558
The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF STOCKHOLDERS' DEFICIENCY
From July 26, 1983 (date of inception) to June 30, 2011

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in	Deficit		Total
			Capital

Balance July 26, 1983 (date of inception)	-	$-	$-	$-	$

Issuance of common stock for cash	961,558	962	11,538	-
Net operating loss-June 30, 1986	-	-	-	(490)
Issuance of common stock for cash-net of costs	2,500,000	2,500	100,854	-
Net operating loss-June 30, 1987	-	-	-	(111,503)
Net operating loss-June 30, 1988	-	-	-	(1,279)
Net operating loss-June 30, 1989	-	-	-	(365)
Net operating loss-June 30, 1990	-	-	-	(400)
Net operating loss-June 30, 1991	-	-	-	(272)
Net operating loss-June 30, 1992	-	-	-	(307)
Net operating loss-June 30, 1993	-	-	-	(171)
Net operating loss-June 30, 1994	-	-	-	(271)
Net operating loss-June 30, 1995	-	-	-	(263)
Net operating loss-June 30, 1996	-	-	-	(264)
Net operating loss-June 30, 1997	-	-	-	(217)
Issuance of common stock for expense	1,500,000	1,500	6,226	-
Net operating loss-June 30, 1998	-	-	-	(10,778)
Issuance of common stock for expense	70,000	70	6,930	-
Net operating loss-June 30, 2000	-	-	-	(9,715)
Issuance of common stock for cash	20,000,000	20,000	-	-
Issuance of common stock for services	10,000,000	10,000	-	-
Net operating loss-June 30, 2001	-	-	-	(24,743)
Net operating loss-June 30, 2002	-	-	-	(355)
Net operating loss-June 30, 2003	-	-	-	(234)
Net operating loss-June 30, 2004	-	-	-	(688)
Contribution to capital	-	-	3,698	-
Net operating loss-June 30, 2005	-	-	-	(564)
Net operating loss-June 30, 2006	-	-	-	(646)
Net operating loss-June 30, 2007	-	-	-	(16,057)
Net operating loss-June 30, 2008	-	-	-	(8,628)
Net operating loss-June 30, 2009	-	-	-	(22,184)
Net operating loss-June 30, 2010	-	-	-	(18,112)

Balance June 30, 2010	35,031,558	35,032	129,246	(228,506)		(64,228)

Net operating loss for the year ended June 30, 2011				(21,383)		(21,383)

Balance June 30, 2011	35,031,558	$35,032	$129,246	$(249,889)		$(85,611)
The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENT OF CASH FLOWS
For the Years ended June 30, 2011 and 2010
and the Period July 26, 1983 (date of inception)
to June 30, 2011

			July 26, 1983 to
			(inception)
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(21,383)	$(18,112)	$(249,889)

Adjustments to reconcile net loss to net cash provided by operating activities
Amortization	756	752	4,766
Common stock issued for services	-	-	24,726

Changes in operating assets and liabilities:
Changes in accounts payable	(364)	1,514	2,650
Changes in accrued interest payable-related party	5,944	4,796	17,132

Net Cash (used in) Operations	(15,047)	(11,050)	(200,615)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	-	(1,100)	(13,646)

Net cash (used in) Investing Activities	-	(1,100)	(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-related party	10,000	10,000	75,000
Contributions to capital	-	-	3,698
Proceeds from issuance of common stock	-	-	135,854

Net cash provided by Financing Activities	10,000	10,000	214,552

Net Change in Cash	(5,047)	(2,150)	291

Cash at Beginning of Period	5,338	7,488	-

Cash at End of Period	$291	$5,338	$291

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

As of June 30, 2011, the Company had a net operating loss available for carryforward of $135,852. The income tax benefit of approximately $ 40,756 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2009 through 2031.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011

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
June 30, 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENTS

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an apparatus, method, and system for providing enhanced digital services using an analog broadcast license.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $756 and $752 during the years ended June 30, 2011 and June 30, 2010, respectively.

4.  COMMON STOCK

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

The Company also has a standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance. The Company has borrowed $45,000 under this line of credit as of June 30, 2011.  No value has been recognized for the conversion rights. The due date for the unsecured revolving line of credit is to December 31, 2011.

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

7. SUBSEQUENT EVENT

On September 27, 2011, the Company received a non refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor, whereby Mr. McGuire would have the right to License the Company’s technology (and to which the Company’s patent relates) for the Las Vegas, Nevada area by paying a second $10,000 payment to the Company and entering into a license agreement no later than November 1, 2011.  The second payment of $10,000 would be applied to any future royalties and the royalty period would be November 1, 2011 to November 1 2012 with a minimum royalty payment due the company each year of $10,000.  Mr. McGuire has until October 30, 2011 to conclude any due diligence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brain Tree International, Inc.

Dated: October 13, 2011	By: /S/ Donna T. Norman
Donna T. Norman
President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

October 13, 2011
/S/ Donna T. Norman	President, C.E.O., Secretary and Director
Donna T. Norman

October 13, 2011
/S/ George I. Norman, III	Vice President and Director
George I. Norman, III	Principal Financial Officer
Principal Accounting Officer

October 13, 2011
/S/ James P. Hill, Jr., PhD.	Director
James P. Hill, Jr., PhD.