Form 10-Q
period 2011-09-30
BRAIN TREE INTERNATIONAL INC
filed 2011-11-14
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-53601

BRAIN TREE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

UTAH	870496850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 8, 2011

Common Stock, $0.001 par value	35,031,558

T ABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheets of Brain Tree International, Inc. at September 30, 2011 and June 30, 2011 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended September 30, 2011 and 2010 and the period July 26, 1983 (date of inception) to September 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2012 or any other subsequent period.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
BALANCE SHEETS
September 30, 2011 and June 30, 2011

	(UNAUDITED)
	September 30,	June 30,
	2011	2011
ASSETS
CURRENT ASSETS

Cash	$3,775	$291

Total Current Assets	$3,775	$291

PATENTS-net	$8,691	$8,880

Total Assets	$12,466	$9,171

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Notes Payable-related party	$75,000	$75,000
Accrued interest payable	$18,700	$17,132
Accounts Payable	$600	$2,650

Total Current Liabilities	$94,300	$94,782

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
35,031,558 shares issued and outstanding	$35,032	$35,032

Additional Paid-in Capital	$129,246	$129,246

Accumulated deficit during development stage	$(246,112)	$(249,889)

Total Stockholders' Deficiency	$(81,834)	$(85,611)

Total Liabilities and Stockholders' Deficiency	$12,466	$9,171

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENTS OF OPERATIONS - unaudited
For the Three Months Ended Sep[tember 30, 2011 and 2010 and the
Period July 26, 1983 (date of inception) to September 30, 2011

			July 26, 1983
	Sept 30 2011	Sept 30 2010	(date of inception) to
			September 30, 2011

REVENUES	$-	$-	$-

EXPENSES

General and administrative expenses	(4,466)	(4,607)	(232,457)
Amortization	(189)	(189)	(4,955)

NET LOSS FROM OPERATIONS	$(4,655)	$(4,796)	$(237,412)

Other (Expenses) Income
Other Income	10,000		10,000
Interest	(1,568)	(1,322)	(18,700)
Total Other Income (Expense)	8,432	(1,322)	(8,700)

NET INCOME (LOSS)	$3,777	$(6,118)	$(246,112)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	35,031,558	35,031,558

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENTS OF CASH FLOWS - unaudited
For the Three Months Ended September 30, 2011 and 2010
and the Period July 26, 1983 (date of inception) to September 30, 2011

			July 26, 1983 to
			(inception)
	Sept 30 2011	Sept 30 2010	September 30, 2011
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)	$3,777	$(6,118)	$(246,112)

Adjustments to reconcile net loss to
net cash provided by operating activities

Amortization	189	189	4,766
Common stock issued for services	-	-	24,726
Changes in operating assets and liabilities:
Changes in accounts payable	(2,050)	2,536	600
Changes in accrued interest payable-related party	1,568	$1,322	$18,700

Net Cash (used in) Operations	3,484	(2,071)	(197,320)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	-	-	(13,646)

Net cash (used in) Investing Activities	-	-	(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-related party	-	-	75,000
Contributions to capital	-	-	3,698
Proceeds from issuance of common stock	-	-	135,854

Net cash provided by Financing Activities	-	-	214,552

Net Change in Cash	3,484	(2,071)	3,775

Cash at Beginning of Period	291	5,338	-

Cash at End of Period	$3,775	$3,267	$3,775

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.    ORGANIZATION

Brain Tree International, Inc. was incorporated in the State of Utah on July 26, 1983 with 50,000,000 authorized shares at a par value of $0.001.  On June 20, 2000 the articles of incorporation were amended to provide for 47,000,000 authorized common shares at a par value of $0.001 and 3,000,000 authorized preferred shares at a par value of $0.001.  None of the preferred shares have been issued and the terms have not been established.

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

As of September 30, 2011, the Company had a net operating loss available for carryforward of $131,803. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating losses expire 20 years from the date incurred.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
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
September 30, 2011
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENTS

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an apparatus, method, and system for providing enhanced digital services using an analog broadcast license.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $189 and $189 during the periods ended September 30, 2011 and September 30, 2010, respectively.

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

The Company also has a standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.01 per share at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance. The Company has borrowed $45,000 under this line of credit as of September 30, 2011.  No value has been recognized for the conversion rights. The due date for the unsecured revolving line of credit is to December 31, 2011.

6. OTHER INCOME

On September 27, 2011, the Company received a non-refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor, whereby Mr. McGuire would have the right to License the Company’s technology (and to which the Company’s patent relates) for the Las Vegas, Nevada area by paying a second $10,000 payment to the Company and entering into a license agreement no later than November 1, 2011.  The second payment of $10,000 would be applied to any future royalties and the royalty period would be November 1, 2011 to November 1 2012 with a minimum royalty payment due the company each year of $10,000.  Mr. McGuire had until October 30, 2011 to conclude any due diligence. On November 1, 2011 the Company extended the due diligence period and the $10,000 second payment due date until December 1, 2011.
.
7.  GOING CONCERN

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

Results of Operations

We are a development stage company with minimal cash assets and limited operations.  Ongoing operating expense, including the costs associated with the preparation and filing of our periodic reports, have been paid for by advances from a stockholder.  A total of $75,000 has been advanced by Lane Clissold, a principal stockholder.  The debt is evidenced by  convertible promissory notes in the amount of $30,000, payable upon demand with an interest rate of 6% and convertible at the option of the note holder into Brain Tree common stock at $0.01 per share.  We also have with the same stockholder an unsecured revolving line of credit for $50,000, at an interest rate of 10%, and which is convertible at the option of the note holder to Brain Tree common stock at $0.01 per share. We have used to date $45,000 of the line of credit.  On March 31, 2011 the due date for the unsecured revolving line of credit was extended to December 31, 2011.

On September 27, 2011, the company received a non refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor. The Agreement calls for a second $10,000 payment to the company and entering into a license agreement no later than November 1, 2011. Mr. McGuire had until October 30, 2011 to conclude any due diligence.  On November 1, 2011 the Company extended the due diligence period and the $10,000 second payment due date until December 1, 2011.

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

Results of Operations

Our fiscal year end is June 30.  During the three-month period (“first quarter”) ended September 30, 2011 we realized other income of $10,000 compared to no revenues during the first quarter ended September 30, 2010.  Other income during the first quarter was the result of license fees received from an option payment to license our technology.

Total expenses were $6,223 for the first quarter of 2012, which increased 1.7% ($105) compared to  $6,118 for the corresponding quarter in 2011.  Expenses during the first quarter of 2012 were primarily administrative ($4,466), which increased 1.3% ($59) from the 2011 period, and interest expense ($1,568),which increased 19% ($246).

The net income for the first quarter of 2012 was $3,777 compared with a net loss of $6,118 for the first quarter of 2011.  The 2012 result is due principally to a license fee in the form of a $10,000 option payment to license the company’s technology during the 2012 period.

Liquidity and Capital Resources

At September 30, 2011 we had total assets of $12,466, consisting of $3,775 in cash and a patent net of amortization of $8,691. Total assets at June 30, 2011 were $9,171, consisting of $291 in cash and a patent net of amortization of $8,880. Total liabilities at September 30, 2011 and June 30, 2011 were $94,300 and $94,782, respectively.  Total liabilities at September 30, 2011 consisted of $600 for rent, $18,700 in accrued interest and two demand notes in the amount of $30,000 and $45,000 issued to a principal stockholder.  The notes bear interest rates respectively of 6% and 10%.   Both note payables are convertible at the option of the note holder to Brain Tree common stock at $0.01 per share.

      Because we currently  have limited revenues and cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the development of patent technology.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At September 30, 2011, we had cash on hand of $3,775 negative working capital of $90,525 and a stockholders’ deficiency of $81,834.  At June 30, 2011, we had cash on hand of $291, negative working capital of $94,491 and a stockholders’ deficiency of $85,611.

Plan of Operation

During the next 12 months we will focus our efforts on additional financing, and new directors who would have expertise in engineering and be able to assist in corporate financing and product apparatus development of our technology.  At this time we do not have any new Board nominees and we have not hired anyone to assist in a search.  Any new Board nominees would likely come from our current directors’ personal contacts, prospects from trade shows, and or referrals from engineering consultants.  Our options concerning product development would come from outside engineering consultants. We have not retained an engineering consultant or firm to assist in a product apparatus design and prototype. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders. We currently have a line of credit of up to $50,000 from a stockholder, of which we have used $45,000.  Otherwise, there are no firm commitments from anyone to advance future funds.  Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Furthermore, directors have agreed to defer any compensation until such time as business warrants the payment of such.

On September 27, 2011, the company received a non refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor. The Agreement provides that Mr. McGuire has the right to License the company’s technology (to which the company’s patent relates) for the Las Vegas, Nevada area by paying a second $10,000 payment to the company and entering into a license agreement no later than November 1, 2011.  The second payment of $10,000 would be applied to any future royalties and the royalty period would be November 1, 2011 to November 1 2012 with a minimum royalty payment due the company each year of $10,000.  Mr. McGuire had until October 30, 2011 to conclude any due diligence.  On November 1, 2011 the Company extended the due diligence period and the $10,000 second payment due date until December 1, 2011.

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

We do not expect that we will have to make any significant capital expenditures for new equipment or other assets during fiscal 2012.  If additional equipment does become necessary, management believes that we may have to seek outside financing to acquire the equipment or assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

This Item is not applicable

Item 6.	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.Ins	XBRL Instance
	101.Sch	XBRL Schema
	101.Cal	XBRL Calculation
	101.Def	XBRL Definition
	101.Lab	XBRL Label
	101.pre	XBRL Presentation

	Exhibit 101*	Interactive Data File

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities  Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN TREE INTERNATIONAL, INC.

Date: November 14, 2011	By: /S/ Donna T. Norman
Donna T. Norman
President, C.E.O. and Director

Date: November 14, 2011	By: /S/ George I. Norman, III
George I. Norman, III
Vice President and Director
(Principal Financial Officer)
(Principal Accounting Officer)