Form 10-Q
period 2011-12-31
Trunity Holdings, Inc.
filed 2012-02-21
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number  000-53601

TRUNITY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0496850 (I.R.S. Employer Identification No.)

15 Green Street, Newburyport, Massachusetts 01950
(Address of principal executive offices)

Brain Tree International, Inc. 1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
(Former name or former address, if changed since last report.)

(978) 255-1988
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 17, 2012
Common Stock, $.0001 par value	33,336,076

T ABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheets of Trunity Holdings, Inc., f/k/a Brain Tree International, Inc. at December 31, 2011 and June 30, 2011 (audited), related unaudited statements of operations, and cash flows for the three months and six months ended December 31, 2011 and 2010 and the period July 26, 1983 (date of inception) to December 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2012 or any other subsequent period.

 On January 24, 2012, Trunity Holdings, Inc. (“THI” or the “Company”), Trunity, Inc. (“Trunity”) and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of THI, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, with Trunity remaining as the surviving corporation and a wholly-owned subsidiary of THI (the “Merger”). As consideration for the Merger, as of the closing of the Merger, (i) each of the 961,974 shares of common stock of THI owned by Trunity was cancelled, (ii) each issued and outstanding share of common stock of Trunity was converted into the right to receive one share of the common stock of THI; and (iii) each share of TAC was converted into one share of Trunity common stock. As a result of the Merger, the former shareholders of Trunity hold 99% of the common stock of THI.

In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI”), pursuant to a Stock Purchase Agreement with the three principal shareholders of THI -- Lane Clissold, George Norman and Donna Norman -- as a result of which Trunity acquired 961,974 BTI shares for the price of $325,000 plus 325,000 shares of Trunity common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of shares of THI.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
BALANCE SHEETS
December 31, 2011 and June 30, 2011

	(UNAUDITED)
	December 31,	June 30,
	2011	2011

ASSETS
CURRENT ASSETS

Cash	$-	$291

Total Current Assets	-	291

PATENTS-net	8,502	8,880

Total Assets	$8,502	$9,171

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Notes Payable-related party	$80,000	$75,000
Accrued interest payable	20,309	17,132
Accounts Payable	17,150	2,650

Total Current Liabilities	117,459	94,782

STOCKHOLDERS' DEFICIENCY

Preferred stock
3,000,000 shares authorized at $.001 par value;
none outstanding	-	-
Common stock
47,000,000 shares authorized at $.001 par value;
875,763 shares issued and outstanding*	35,032	35,032

Additional Paid-in Capital	129,246	129,246

Accumulated deficit during development stage	(273,235)	(249,889)

Total Stockholders' Deficiency	(108,957)	(85,611)

Total Liabilities and Stockholders' Deficiency	$8,502	$9,171

*As restated for a one for forty reverse stock split on January 13, 2012

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
STATEMENTS OF OPERATIONS - unaudited
For the Three and Six Months Ended December 31, 2011 and 2010 and the
Period July 26, 1983 (date of inception) to December 31, 2011

	Three Months		Six Months		July 26, 1983 (date of inception) to
	December 31,	December 31,	December 31,	December 31	December 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Sales and Administrative Expenses	(15,325)	(3,169)	(19,791)	(7,776)	(247,782)
Amortization	(189)	(189)	(378)	(378)	(5,144)

NET LOSS FROM OPERATIONS	(15,514)	(3,358)	(20,169)	(8,154)	(252,926)

Other (Expenses) Income
Other Income	(10,000)	-	-	-	-
Interest	(1,609)	(1,486)	(3,177)	(2,808)	(20,309)

SUBTOTAL	(11,609)	(1,486)	(3,177)	(2,808)	(20,309)

NET LOSS	$(27,123)	$(4,844)	$(23,346)	$(10,962)	$(273,235)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	875,763 *	875,763 *	875,763 *	875,763 *

* As restated for a one-for-forty reverse stock split on January 13, 2012.

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
 STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended December 31, 2011 and 2010 and the
Period July 26, 1983 (date of inception) to December 31, 2011

	December 31,	December 31	(date of inception) to December 31,
	2011	2010	2010
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss	$(23,346)	$(10,962)	$(273,235)

Adjustments to reconcile net loss to
net cash used in operating activities

Amortization	378	378	5,144
Capital stock issued for services	-	-	24,726
Changes in accounts payable	14,500	(2,564)	17,150
Changes in accrued interest payable-related party	3,177	2,808	20,309

Net Cash (used in) Operations	(5,291)	(10,340)	(205,906)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	-	-	(13,646)

Net cash (used in) Investing Activities	-	-	(13,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related party	5,000	10,000	80,000
Contributions to capital	-	-	3,698
Proceeds from issuance of common stock	-	-	135,854

Net cash provided by Financing Activities	5,000	10,000	219,552

Net Change in Cash	(291)	(340)	-

Cash at Beginning of Period	291	5,338	-

Cash at End of Period	$-	$4,998	$-

Supplemental disclosures of noncash financing and investing activities:
Stock issued for services	$-	$-	$24,726

The accompanying notes are an integral part of these financial statements.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

1.    ORGANIZATION

Brain Tree International, Inc. (the “Company”) was incorporated in the State of Utah on July 26, 1983 with 50,000,000 authorized shares at a par value of $0.001.  On June 20, 2000 the articles of incorporation were amended to provide for 47,000,000 authorized common shares at a par value of $0.001 and 3,000,000 authorized preferred shares at a par value of $0.001.  None of the preferred shares have been issued and the terms have not been established.

On December 13, 2011 the Company Board of Directors approved a 1 for 40 reverse stock split of the issued and outstanding shares of the Company’s common stock which became effective January 13, 2012.  No fractional shares were issued in connection with the reverse stock split.

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

As of December 31, 2011, the Company had a net operating loss available for carryforward of $148,926. The income tax benefit of approximately $44,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating losses expire 20 years from the date incurred. The net operating loss will expire starting in 2012 through 2031.

Financial and Concentrations Risk

The Company does not have any concentrations or related financial credit risk.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2011
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive. In this case, basic and diluted EPS are the same as all common share equivalents are anti-dilutive.

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
December 31, 2011
(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its  financial statements.

3.  PATENTS

On July 14, 2003 the Company filed a US Patent application, which was issued June 30, 2009, for an apparatus, method, and system for providing enhanced digital services using an analog broadcast license.  The Company is amortizing the patent over the estimated useful life of 20 years using the straight line method.  The Company recorded amortization expense of $189 and $378 during the three month and six month periods ended December 31, 2011 and $189 and $378 during the three and six month periods ended December 31, 2010.

On January 20, 2012 the Company sold the patent to Lane Clissold a shareholder of the company for 21,250  shares of  the Company’s stock (post split 1 for 40) valued at $.40 per share ($8,500), which approximated its fair value.  The 21,250 shares were cancelled back to the Company’s authorized and unissued shares.

4.  COMMON STOCK

From its inception the Company has issued 289,250 (post split 1 for 40) private placement common shares for services of $24,726, 62,500 (post split 1 for 40)  common shares for a public offering of $103,354,  524,038 (post split 1 for 40)  private placement common shares for $32,500 and 212,500 restricted common shares (post split 1 for 40) for promissory notes owed by the Company to a shareholder valued at $85,000.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and other related parties have acquired 88 % of the outstanding common capital stock and have made contributions to capital of $ 3,698. The Company has a $30,000, 6%, demand note payable dated August 25, 2006 due a principal shareholder which has conversion rights at $.40 per share (post split 1 for 40) at the discretion of the note holder. No value has been recognized for the conversion rights.

The Company also has a standby revolving line of credit of $50,000 with the same principal shareholder, Lane Clissold.  The line of credit is convertible to common stock at $0.40 per share (post split 1 for 40) at the option of the principal shareholder.  The interest rate is 10% per annum on the outstanding balance. The Company has borrowed $50,000 under this line of credit as of December 31, 2011.  No value has been recognized for the conversion rights. The due date for the unsecured revolving line of credit is December 31, 2011.   On January 2, 2012 the Company received an additional $5,000 from Lane Clissold under the same terms of the existing revolving line of credit and extended the due date until December 31, 2012.

On January 12, 2012 the Board of  Directors approved the issuance of  212,500 restricted shares (post split 1 for 40) to Lane Clissold for promissory notes valued at $.40 per share for a total of $85,000.   The Company also issued a check to Mr. Clissold in the amount of $6,000 for  any accrued interest and  Mr. Clissold waived the remaining accrued interest of $ 14,309.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2011
(Unaudited)

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES (continued)

On November 15, 2011 the Company engaged the services of Alewine Limited Liability Company to assist the Company in its marketing of its technology and related corporate filings.  A total cash fee of $5000 was paid during the months of November and December 2011.  Alewine Limited Liability Company is a Nevada limited liability company managed by Mr. Norman, our Vice-President, through which he conducts his consulting business in the area of corporate finance.  On January 24, 2012 Mr. Norman submitted his resignation as an officer and director to the Company.  The Company on February 6, 2012 renewed the services of Alewine and paid a cash fee of $1500 to assist in the preparation of its 10Q filing for December 31, 2011

6. OTHER INCOME

On September 27, 2011, the Company received a non-refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor, whereby Mr. McGuire would have the right to License the Company’s technology (and to which the Company’s patent relates) for the Las Vegas, Nevada area by paying a second $10,000 payment to the Company and entering into a license agreement no later than November 1, 2011.  The second payment of $10,000 would be applied to any future royalties and the royalty period would be November 1, 2011 to November 1 2012 with a minimum royalty payment due the company each year of $10,000.  Mr. McGuire had until October 30, 2011 to conclude any due diligence. On November 1, 2011 the Company extended the due diligence period and the $10,000 second payment due date until December 1, 2011.  The Option  Agreement expired on December 31, 2011

On January 20, 2012 the Company received a demand letter from Michael McGuire to refund the $10,000 option payment paid to the Company in September 2011 for not providing adequate information within a specified time period  concerning  the Company’s technology.  The Company refunded $10,000 to Michael McGuire on January 20, 2012.

The Company has reversed the $10,000 option income in the quarter ended December 31, 2011 and a corresponding entry was recorded to establish a liability to Michael McGuire.

7. SUBSEQUENT EVENT

On January 24, 2012, the company entered into an Agreement and Plan of Merger for the purpose of changing its corporate domicile from Utah to the State of Delaware.  Pursuant to the agreement, the Company was merged with and into Trunity Holdings, Inc., a newly formed Delaware corporation (“Trunity Holdings”), for the purpose of changing its corporate domicile.  Three principal stockholders, Donna Norman, George Norman and Lane Clissold sold 961,974 shares (post split 1 for 40) of their BrainTree common stock, representing 90.1% of the issued and outstanding shares, to Trunity Holdings.  This enabled Trunity Holdings, as a 90% holder of the Company’s common stock, to effect a merger of its subsidiary (BrainTree) with and into Trunity Holdings for the sole purpose of changing corporate domicile.  As a result of the transaction, the Company became Trunity Holdings, Inc., a Delaware corporation, and all of the Company’s stockholders retained their proportionate interest in the Delaware corporation. The transaction was permissible under applicable Utah law, which provides that a corporation owning in excess of 90% of a subsidiary can merge the subsidiary into itself without stockholder approval.

Upon the change of domicile merger being completed, the Company now known as Trunity Holdings entered into an Agreement and Plan of Merger whereby its wholly owned subsidiary, Trunity Acquisitions, Inc. merged with and into Trunity, Inc., a Delaware corporation, with Trunity, Inc. being the survivor of the merger and becoming a wholly owned subsidiary of the Company,  Trunity Holdings.  Under the terms of the merger agreement, the former Trunity, Inc. stockholders exchanged their shares for Trunity Holding shares so that upon the closing of the merger, they own 99% of Trunity Holdings.  As a result of the transaction, Brain Tree became Trunity Holdings, Inc., a Delaware corporation, and Brain Tree stockholders now hold shares of Trunity Holdings.  On January 12, 2012 the Company received a $20,000 cash payment from Trunity, Inc. for expenses.

BRAIN TREE INTERNATIONAL, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2011
(Unaudited)

8.  GOING CONCERN

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

Results of Operations

We are a development stage company with minimal cash assets and limited operations prior to the Merger. On December 13, 2011, BTI’s Board of Directors approved a 1 for 40 reverse stock split of the issued and outstanding shares of BTI’s common stock which became effective January 13, 2012. No fractional shares were issued in connection with the reverse stock split. Ongoing operating expenses, including the costs associated with the preparation and filing of BTI’s periodic reports, have been paid for by advances from a stockholder. A total of $80,000 was advanced by Lane Clissold, a principal stockholder. The debt was evidenced by convertible promissory notes in the amount of $30,000, payable upon demand with an interest rate of 6% and convertible at the option of the note holder into BTI common stock at $0.40 per share (post split 1 for 40). BTI also had with the same stockholder an unsecured revolving line of credit for $50,000, at an interest rate of 10%, and which was convertible at the option of the lending stockholder into BTI common stock at $0.40 per share (post split 1 for 40). As of December 31, 2011, BTI had used all $50,000 of the line of credit. On March 31, 2011, the due date for the unsecured revolving line of credit was extended to December 31, 2011.

On September 27, 2011, BTI received a non refundable option payment of $10,000 and entered into an Option Agreement with Michael McGuire, a private investor. The Agreement called for a second $10,000 payment to BTI and entry into a license agreement no later than November 1, 2011. Mr. McGuire had until October 30, 2011 to conclude any due diligence. On November 1, 2011BTI extended the due diligence period and the $10,000 second payment due date until December 1, 2011. On January 20, 2012, BTI received a demand letter from Mr. McGuire to refund the $10,000 option payment, claiming that he was not provided with adequate information within the specified time period concerning BTI’s technology. BTI refunded the $10,000 to Mr. McGuire on January 20, 2012. BTI reversed the $10,000 option income in  the quarter ended December 31, 2011, and a corresponding entry was recorded to establish a liability to Mr. McGuire.

On November 15, 2011, BTI engaged the services of Alewine LLC to assist BTI in its marketing of its technology and related corporate filings. A total fee of $5000 was paid during the months of November and December 2011. Alewine LLC is a Nevada limited liability company managed by. George Norman, BTI’s Vice-President and a major BTI stockholder, through which he conducts his consulting business in the area of corporate finance.

Our fiscal year end is June 30. During the three-month period (“second fiscal quarter”) ended December 31, 2011, BTI did not receive any revenues, the same as during the second fiscal quarter ended December 31, 2010. During the six months ended December 31, 2011, BTI did not receive any revenues, the same as during the same period of the prior fiscal year.

Total expenses were $27,123 for the second quarter of fiscal 2012 which increased 459% ($22,279) compared to $4,844 for the corresponding quarter in fiscal 2011. Expenses during the second quarter of fiscal 2012 were primarily administrative ($15,325 which increased 383% ($12,156) from the corresponding fiscal 2011 period and interest expense ($1,609) which increased 8% ($123). Administrative expenses for the second quarter of fiscal 2012 consisted of rent $600, professional fees -- legal $5,407 and accounting $6,070, and general operating expenses of $3,248.

Total expenses were $23,346 for the six months ended December 31, 2011 compared to $10,962 for the corresponding period in 2010, an increase of 113% ($12,384) for the fiscal 2012 period. Expenses for the fiscal 2012 six month period were primarily for administrative expenses ($19,791) that increased 155% ($12,015) primarily due to a 247% ($10,707) increase in professional services consisting of legal, accounting and consulting.

The net loss for the second quarter of fiscal 2012 was $27,123 compared with a net loss of $4,844 for the second quarter of fiscal 2011, an increase of 459% ($22,279). The net loss increase for the fiscal 2012 period is due principally to an increase of $12,156 in administrative expenses.

The net loss for the six months ended December 31, 2011 was $23,346 compared with the net loss of $10,962 for the corresponding period in 2010, an increase of 112% ($12,384). The net loss increase for the fiscal 2012 six month period was due primarily to a $12,015 increase in administrative expenses.

Liquidity and Capital Resources

At December 31, 2011 and June 30, 2011, BTI had total assets consisting of cash and a patent net of amortization of $8,502 and $9,171, respectively. Total liabilities at December 31, 2011 and June 30, 2011 were $117,459 and $94,782, respectively. Total liabilities at December 31, 2011 consisted of $1,000 for rent, legal fees of $5,250, stock transfer fees of $550, professional fees of $258, $10,000 to a technology licensee and $20,307 in accrued interest and two demand notes in the amount of $30,000 and $50,000 issued to a principal stockholder. The notes bore interest rates respectively of 6% and 10%. Both notes payables were convertible at the option of the note holder into BTI common stock at $0.40 (post split 1 for 40) per share.

At December 31, 2011, BTI had zero cash on hand, a negative working capital of $117,459 and a stockholders’ deficiency of $108,957. At June 30, 2011, BTI had cash on hand of $291, negative working capital of $94,491 and a stockholders’ deficiency of $85,611.

On January 2, 2012, BTI received an additional $5,000 from Lane Clissold under the same terms of the existing revolving line of credit and extended the due date until December 31, 2012. On January 12, 2012 the BTI Board of Directors approved the issuance of 212,500 restricted shares (post split 1 for 40) to Mr. Clissold pursuant to conversion of the $85,000 principal amount of indebtedness owed to him at a post-split conversion price of $.40 per share. BTI also issued a check to Mr. Clissold in the amount of $6,000 for accrued interest and Mr. Clissold waived the remaining accrued interest of $ 14,309.

On January 20, 2012, BTI sold its patent and related intellectual property to Mr. Clissold for 21,250 shares of BTI’s stock (post split 1 for 40) valued at $.40 per share ($8,500). The 21,250 shares were surrendered to BTI’s treasury immediately prior to the January 24, 2012, Merger in order to facilitate that transaction.

After the closing of the Merger, we had minimal cash. Consequently, we are attempting to immediately raise substantial additional funds from private investors in order to continue operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

Plan of Operation

Following closing of the Merger, we are focused on developing the Trunity business. Trunity has developed a cloud-based knowledge management and sharing platform that focuses on the rapidly growing e-learning, virtual textbook, customer experience and education marketplaces. As a result of the platform’s innovative architecture, Trunity enables unique real-time/end-to-end integration of knowledge and learning ecosystems, including (but not limited to) peer-reviewed crowdsourcing of high-value content from communities of expert contributors (today over 2,000 of the world’s top scientists use the Trunity platform) that gets assembled into virtual textbooks (Trunity Knowledge) and delivered through Trunity’s virtual classroom solution (Trunity Learn) to customers. Trunity has been the recipient of funding from several National Science Foundation (NSF) grants to develop this disruptive solution and is partnered with National Science Foundation (NSF), The National Academy’s of Science (NAS), The Encyclopedia of the Earth and the National Council for Science and the Environment (NCSE) as core content contributors and customers.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward Looking Statements

Prospective investors are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our report on Form 8-K filed January 31, 2012, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Merger, on January 24, 2012, we issued an aggregate of 33,231,037 shares of common stock to the stockholders of Trunity in exchange for their common shares at the ratio of one share of our common stock for each share of Trunity common stock. These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

TRUNITY HOLDINGS, INC.

Date: February 21, 2012	By:	/s/ Terry B. Anderton
Terry B. Anderton,
Chief Executive Officer and Chief Financial Officer