Form 10-Q
period 2012-03-31
Trunity Holdings, Inc.
filed 2012-05-21
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

Commission File Number 000-53601

TRUNITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0496850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15 Green Street, Newburyport, Massachusetts 01950

(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 21, 2012

Common Stock, $.001 par value	36,103,983

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$3,020	$123,135
Accounts receivable	1,898	2,800
Prepaid expenses and other current assets	—	6,460
Deposits	—	175,000
Total current assets	4,918	307,395

Property and equipment
Fixtures and equipment	162,006	162,006
Less accumulated depreciation	(88,919)	(75,365)
	73,087	86,641
Capitalized software development costs
Costs incurred	2,688,522	2,566,264
Less accumulated amortization	(2,021,314)	(1,796,220)
	667,208	770,044

Total assets	$745,213	$1,164,080

LIABILITIES
Current liabilities

Notes payable- related party	$273,000	$85,825
Accounts payable	452,873	473,848
Accrued expenses	172,506	210,348
Deferred revenue	8,250	—
Stock subscribed	—	25,000
Deferred rent, current portion	10,134	10,134
Total current liabilities	916,763	805,155

Long-term liabilities
Deferred rent, less current portion	3,378	5,914
Total long-term liabilities	3,378	5,914

Total liabilities	920,141	811,069

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 50,000,000 shares authorized, 34,129.608 and 32,641,953 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	34,130	32,642
Additional paid-in-capital	7,340,791	7,228,386
Deficit accumulated during development stage	(7,549,849)	(6,908,017)

Total stockholders’ equity	(174,928)	353,011

Total liabilities and stockholders’ equity	$745,213	$1,164,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

			For the Period From
	For the Three Months Ended	For the Three Months Ended	July 28, 2009 (Inception)
	March 31, 2012	March 31, 2011	to March 31, 2012

Net sales	$10,758	$153,126	$500,264

Cost of sales	1,382	61,250	185,487

Gross profit	9,376	91,876	314,777

Operating expenses
Research and development	338,164	278,284	3,886,203
Selling, general and administrative	313,044	182,551	2,950,763
	651,208	460,835	6,836,966

Loss from operations	(641,832)	(368,959)	(6,522,189)

Other income (expense):
Interest expense	—	(109,930)	(1,027,660)

Net loss	$(641,832)	$(478,889)	$(7,549,849)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	33,418,021	17,171,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Period From July 28, 2009 (Date of Inception) to March 31, 2012

(Unaudited)

					Deficit
				Total	Accumulated
	Par $.001			Stock	during the	Stockholders’
	Common	Common	Paid in	Subscription	Development	Equity
	Shares*	Stock	Capital	Receivable	Stage	(Deficiency)
Balance at July 28, 2009 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of founders’ stock	7,300,667	7,301	(5,901)	—	—	1,400
Sale of common stock	880,000	880	459,120	(50,000)	—	410,000
Stock issuance costs	—	—	(40,825)	—	—	(40,825)
Common stock issued to investors in a debt offering	822,000	822	410,260	—	—	411,082
Shares issued for stock offering services	33,333	33	30,792	—	—	30,825
Employee stock based compensation	—	—	64,941	—	—	64,941
Net loss	—	—	—	—	(2,015,490)	(2,015,490)
Balance at December 31, 2009	9,036,000	$9,036	$918,387	$(50,000)	$(2,015,490)	$(1,138,067)
Sale of common stock	1,282,005	1,282	655,218	50,000	—	706,500
Stock issuance costs	—	—	(12,160)	—	—	(12,160)
Employee stock based compensation	—	—	40,990	—	—	40,990
Net loss	—	—	—	—	(2,503,388)	(2,503,388)
Balance at December 31, 2010	10,318,005	$10,318	$1,602,435	$—	$(4,518,878)	$(2,906,125)
Sale of common stock	6,857,538	6,858	1,742,717		—	1,749,575
Shares issued for stock offering services	1,698,318	1,698	(1,698)	—	—	—
Stock issuance costs	—	—	(111,775)	—	—	(111,775)
Common stock issued for accrued interest conversion of 8% convertible promissory notes	64,009	64	76,747	—	—	76,811
Common stock issued upon conversion of 8% convertible promissory notes	513,750	514	615,986	—	—	616,500
Common stock issued upon conversion of 9% convertible promissory notes	1,458,333	1,458	436,042	—	—	437,500
Common stock issued for accrued interest upon conversion of note sold to an outside investor	160,000	160	39,840	—	—	40,000
Common stock issued upon conversion of a note sold to an outside investor	400,000	400	99,600	—	—	100,000
Common stock issued to founders upon conversion of Trunity, LLC note	7,200,000	7,200	1,792,800	—	—	1,800,000
Common stock issued upon conversion of lines of credit with founders	3,972,000	3,972	989,028	—	—	993,000
Employee stock based compensation (benefit)	—	—	(53,336)	—	—	(53,336)
Net loss	—	—	—	—	(2,389,139)	(2,389,139)
Balance at December 31, 2011	32,641,953	$32,642	$7,228,386	$—	$(6,908,017)	$353,011
Sale of common stock	1,162,655	1,163	394,608	—	—	395,771
Reverse recapitalization related to acquisition	325,000	325	(325,325)	—	—	(325,000)
Employee stock based compensation	—	—	5,669	—	—	5,669
Warrants issued for services	—	—	37,453	—	—	37,453
Net loss	—	—	—	—	(641,832)	(641,832)
Balance at March 31, 2012	34,129,608	$34,130	$7,340,791	$—	$(7,549,849)	$(174,928)

*As adjusted for a 1 for 3 reverse stock  split that occurred in 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

			For the Period From
	For the Three Months Ended	For the Three Months Ended	July 28, 2009 (Inception)
	March 31, 2012	March 31, 2011	to March 31, 2012
Cash flows from operating activities
Net loss	$(641,832)	$(478,889)	$(7,549,849)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	238,648	236,278	2,110,232
Stock compensation expense	43,122	—	94,018
Changes in operating assets and liabilities:
Accounts receivable	901	15,899	(1,898)
Prepaid expenses and other assets	6,458	—	(1)
Accounts payable	(20,975)	115,850	452,873
Accrued expenses	(62,843)	—	147,505
Deferred revenue	8,250	(78,703)	8,250
Deferred rent	(2,534)	10,134	13,515
Accrued interest included in notes payable	—	—	574,512
Net cash (used in) operating activities	$(430,805)	$(179,431)	$(4,150,843)
Cash flows from investing activities
Purchase of fixed assets	—	(27,629)	(162,006)
Deposit for merger	(150,000)	—	(325,000)
Payment of software development costs	(122,257)	—	(2,688,521)
Net cash (used in) investing activities	$(272,257)	$(27,629)	$(3,175,527)
Cash flows from financing activities
Advances from related parties	—	—	162,354
Repayments of advances from related parties	—	(465,092)	(162,354)
Net advances on line of credit related parties	—	—	156,367
Proceeds from notes payable related parties	187,175	—	3,605,931
Sale of common stock	395,771	1,443,811	3,781,201
Stock issuance costs	—	(769,852)	(164,760)
Net cash provided by financing activities	$582,946	$1,748,571	$7,708,259
Net (decrease) increase in cash and cash equivalents	(120,116)	1,805	3,020
Cash, beginning of period	123,135	2,744	—
Cash, end of period	$3,020	$4,550	$3,020

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$38,660	$405,904

Non-cash investing and financing transactions:
Conversion of debt to common stock shares	$—	$769,852	$4,063,811
Issuance of stock in acquisition of SUBSIDIARY	$325	$—	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying consolidated financial statements include the accounts of Trunity Holdings, Inc. and its wholly owned subsidiary Trunity, Inc., for the three months ended March 31, 2012 and 2011, and for the period from July 28, 2009 (inception) to March 31, 2012. All intercompany accounts have been eliminated in the consolidation.

The Company is a Delaware corporation with its principal office in Newburyport, Massachusetts. It was formed on July 28, 2009 to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. The Company formed though the acquisition of certain intellectual property by its three founders. The Company is in the development stage and it is presently undertaking research and development of its platform. Our core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by a limited number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts described below as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will ever achieve profitability.

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

In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI”), pursuant to a Stock Purchase Agreement with the three principal shareholders of THI, as a result of which Trunity acquired 961,974 BTI shares for the price of $325,000 plus 325,000 shares of Trunity common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of shares of THI.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS (continued)

In connection with the Merger, the following individuals were appointed to their respective positions with THI set forth beside their names below:

Name	Title
Terry B. Anderton	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Director
Dr. Joakim Lindblom	Executive Vice President, Chief Technology Officer, Secretary, Director
David Breukelman	Director
Jude Blake	Director
Chris Outwater	Director

Except as specifically noted to the contrary, the following discussion relates only to Trunity since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the merger with BTI will be those of the operating entity, Trunity, Inc.

The acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. A public shell reverse acquisition is in substance a capital transaction, rather than a business combination. That is, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Operations

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development.

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow since its inception. To the extent the Company may have negative cash flows in the future, it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issues. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in obtaining sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue Recognition

The Company’s revenue model consists of Software as a Service (SaaS) licensing and hosting revenue, for sites using the Company’s platform, as well as consulting, and advertising revenue. All SaaS Revenue is recognized ratably over the contract period.

Consulting revenues are earned for web site development services and are recognized on a time and materials basis, billed in accordance with contractual milestones negotiated with the customer. Revenues are recognized as the services are performed and amounts are earned in accordance with FASB ASC Topic 605 Revenue Recognition. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is probable. In such contracts, revenue is earned upon achievement of certain milestones indicated in the client agreements. Services under these contracts are typically provided in less than a year and represent the contractual milestones or output measure, which reflect the earnings pattern.

Advertising revenue is earned from search engine providers based on search activity for sites hosted by the Company.

Revenues recognized in excess of billings are recorded as Unbilled Revenue (an asset). Billings in excess of revenues recognized are recorded as Deferred Revenue (a liability) until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“the FASB”) issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three months ended March 31, 2012.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The implementation of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operation, or liquidity.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

3.   INTANGIBLE ASSETS

Intangible Assets - Intangible assets are recorded at cost and consist of the Trunity Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment. There was no impairment loss in 2011

Intangible assets were comprised of the following at March 31, 2012:

	Estimated	Gross	Accumulated	Net Book
Trunity platform	Life	Cost	Amortization	Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,627,083)	$147,917

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(101,516)	$20,303

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(199,701)	$142,644

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(81,775)	$245,325

Internal costs capitalized for the three months ended March 31, 2012	3 years	122,257	(11,238)	$111,019

Carrying value as of March 31, 2012				$667,208

The following table represents the future remaining amortization as of March 31, 2012:

2012	$365,096
2013	206,843
2014	95,269
Total future amortization expense	$667,208

The Company’s Trunity Platform technology was acquired from a related company, Trunity, LLC, and was valued at management’s best estimate of its value at that time of the transaction. Trunity, LLC was wholly owned by the three founders of the Company. Subsequent internal costs capitalized consist of direct labor, including taxes and benefits. Amortization of three years is based on management’s best estimate of useful life of current technology in this industry.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, “Related Party Disclosures”.

Loans - The Trunity, LLC Note with the Company was beneficially owned by the three founders of the Company. The loan principal was converted into shares of common stock in 2011. Accrued but unpaid interest at March 31, 2012 and December 31, 2011 was approximately $142,000. The interest will be paid in 2012.

Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and will expire in September and December of 2012. There were no outstanding balances related to these agreements at December 31, 2011. At March 31, 2012, Terry Anderton, Les Anderton, Joakim Lindblom and an investor have advanced the Company short-term loans of $78,035, $137,797, $40,384 and $16,784 respectively, which remain outstanding at the end of the period. The loans have no repayment terms but are expected to be repaid in 2012.

5.   STOCKHOLDERS’ EQUITY OPTIONS

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the Plan) and authorized an option pool of 5,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. In 2011, the Company issued options to employees of the company to purchase shares of the Company’s common stock at exercise prices of $0.30 and $0.25 per share.

Upon exercise of options by any Employee, Director or Consultant, the Company will retire the options and issue common shares commensurate with the plan. That transaction will record any cash received, the termination of options, and the issuance of common shares and related paid-in capital. The Company will not recognize any income or expense upon option conversion.

The Company’s policy was to record stock compensation expense in accordance with ASC Topic 718, “Compensation – Stock Compensation”, and ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Options granted during 2011 were valued at the date of grant using the Black-Scholes-Merton option pricing model. The per share weighted average fair value of stock options granted during 2011 was $.13 and was determined using the following assumptions: expected price volatility 57%, risk-free interest rate ranging from 1.4% to 2.9%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with SAB 107, and represents the period of time that options granted are expected to be outstanding.

Options granted during 2012 were valued at the date of grant using the Black-Scholes-Merton option pricing model. The per share weighted average fair value of stock options granted during 2012 was $.19 and was determined using the following assumptions: expected price volatility 57%, risk-free interest rate ranging from 1.4% to 2.9%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with SAB 107, and represents the period of time that options granted are expected to be outstanding.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

5.   STOCKHOLDERS’ EQUITY OPTIONS-(continued)

The Company’s stock compensation expense for all stock options was $5,669 and $0 for the three months ended March 31, 2012 and 2011, respectively, and was included in the results of operations in the accompanying condensed consolidated financial statements.

As of March 31, 2012, there was approximately $136,018 of total unrecognized stock compensation expense related to unvested stock options under the Plan. This expense is expected to be recognized over the remaining vesting periods of the outstanding options.

A summary of options issued, exercised and expired for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2011	1,753,333	$0.31	$0.17	7.29
Granted	550,000	0.35	—
Exercised	—	—	—
Cancelled	140,000	0.25	—
Outstanding at March 31, 2012	2,443,333	$0.30	$—
Exercisable at March 31, 2012	716,671	$0.33	$—

Remaining Expense to be recognized	$110,605
Over remaining weighted average years	9.00

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

6.   WARRANTS TO PURCHASE COMMON STOCK

During the three months ended March 31, 2012, in connection with services rendered, the Company issued warrants to purchase 250,000 and 25,000 shares of the Company’s common stock at an exercise price of $0.50 and $0.25 per share, respectively. The Company recognized expense of $37,453 related to warrants granted during the period and were valued at the grant date using the Black-Scholes-Merton pricing model. All warrants are still outstanding as of March 31, 2012 and expire at various dates through 2016.

A summary of warrants issued, exercised and expired for the three months ended March 31, 2012 and the related changes during this period follows:

Warrants

Balance at December 31, 2011	242,850
Issued	275,000
Exercised	—
Expired	—
Balance at March 31, 2012	517,850

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of our financial condition and results of operations for three months ended March 31, 2012 and for the period from July 28, 2009 (inception) to March 31, 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. “Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 8-K reporting our reverse merger transaction dated January 31, 2012 (the “Merger”) filed on January 31, 2012, and amended on March 13, 2012 and May 9, 2012. We use words such as anticipate,” estimate,” plan,” project,” continuing,” ongoing,” expect,” believe,” intend,” may,” will,” should,” could,” and similar expressions to identify forward-looking statements.

Overview

Trunity is a Delaware corporation with its principal office in Newburyport, Massachusetts. We were formed on July 28, 2009, to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. We were formed though the acquisition of certain intellectual property by our three founders. We are in the development stage and are presently undertaking research and development of our platform. Our core products, Knowledge, Learn and Connect, are in full production and fully operational, and are currently in use by paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will ever achieve profitability.

Except as specifically noted to the contrary, the following discussion relates only to Trunity since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the merger with BTI will be those of the operating entity, Trunity, Inc.

Results of Operations

We are a development stage company with minimal cash assets and limited operations. Our fiscal year end is December 31. We recently elected to change from BTI’s June 30 fiscal year end, as reported in our Form 8-K current report filed on May 21, 2012.

Our revenues of $10,758 during the first quarter of 2012 represent revenues primarily from sales of services and advertising. We had revenues of $153,126 during the first quarter of 2011 representing the final portion of a significant contract. We believe that our revenue will increase significantly during the remainder of 2012 based upon our specific marketing efforts and “word of mouth” from satisfied users of our platform; however, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses, excluding depreciation and amortization, for the first three months of 2012 of $413,909 increased 5.3% from the comparable period in 2011, as a result of our expanding operations and the costs associated with the Merger and related SEC filings and compliance being mostly offset by continued capitalization of our platform development efforts. Salary expenses for the first three months of 2012 of $164,723 represent an increase of approximately 44% over the comparable period in 2011 and are due to the addition of employees and consultants needed for our operations. Administrative expenses of $242,953 for the first three months of the year represent an increase of 77.6% over the comparable period in 2011 primarily due to increased legal and other professional expenses partially offset by a decrease in marketing expense. We had no interest expense during the first three months of 2012 as compared to $109,930 in the first quarter of 2011, as all of our notes payable were converted to equity in mid-2011. Amortization and depreciation expenses for the first three months of 2012 were $225,094 and $13,554, respectively, compared to $225,094 and $11,183 for the prior year period. We expect that our general and administrative expenses will continue to increase in future periods as our business expands.

The net loss for the first quarter of 2012 was $641,832 compared with a net loss of $478,889 for the first quarter of 2011, an increase of 34% ($162,943). The net loss increase for the 2012 period is due principally to increased costs of expanding operations of our development stage company as well as costs relating to the Merger and our status as an active public company.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2012, we had negative working capital of $911,845 as compared to negative working capital of $497,760 at December 31, 2011. Our increase of negative working capital of approximately 83% is primarily attributable to decreases in cash and increases in accrued expenses and working capital loans.

Our current assets at March 31, 2012, included cash and accounts receivable, net. Our current liabilities at March 31, 2012, included accrued expenses representing accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans.

Net cash used in operating activities was approximately $431,000 for the three months ended March 31, 2012, as compared to net cash used by operating activities of approximately $179,000 for the three months ended March 31, 2011. In the first quarter of 2012 cash was used as follows:

•	non-cash operating expenses of approximately $282,000, and
•	a decrease in working capital of approximately $71,000, together with a
•	net loss of approximately $642,000.

For the period from July 28, 2009 (inception) to March 31, 2012 cash was used as follows:

•	non-cash operating expenses of $2,204,000, and
•	an increase in working capital of approximately $1,195,000, offset by a
•	net loss was approximately $7,550,000.

Net cash used in investing activities was approximately $272,000 for the three months ended March 31, 2012 as compared to net cash used of $3,176,000 for the period from July 28, 2009 (inception) to March 31, 2012, which primarily reflects our website development investments, acquisition of our subsidiary and purchase of additional equipment.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $583,000 and reflects net proceeds from the private sale of our securities and from working capital loans, primarily from shareholders. Net cash provided by financing activities for the period from July 28, 2009 (inception) to March 31, 2012, was approximately $7,329,000 and reflects proceeds from the sale of securities and proceeds from notes payable.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. Our working capital is not sufficient to fund our operations and permit us to satisfy our obligations as they become due. While we raised approximately $396,000 in net proceeds from the sale of our securities subsequent to March 31, 2012, we have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. In addition, our executive officers have been deferring substantially all of their salary to date. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

Plan of Operation

Trunity has developed a cloud-based knowledge management and sharing platform that focuses on the rapidly growing e-learning, virtual textbook, customer experience and education marketplaces. As a result of the platform’s innovative architecture, Trunity enables unique real-time/end-to-end integration of knowledge and learning ecosystems, including (but not limited to) peer-reviewed crowdsourcing of high-value content from communities of expert contributors (today over 4,000 of the world’s top scientists use the Trunity platform and we have been growing at over 200 per month) that gets assembled into virtual textbooks (Trunity Knowledge) and delivered through Trunity’s virtual classroom solution (Trunity Learn) to customers. Trunity has been the recipient of funding from several National Science Foundation (NSF) grants to develop this disruptive solution and is partnered with National Science Foundation (NSF), The National Academy’s of Science (NAS), The Encyclopedia of the Earth and the National Council for Science and the Environment (NCSE) as core content contributors and customers. We believe there is a substantial market opportunity of more than 250 million potential users of our platform.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Critical Accounting Policies

Website Development

We have adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 350 Intangible-Goodwill and Other . Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset.

Stock-Based Compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation . Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except:

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, Inc., employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortuous interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. No material discovery has been taken to date; however, based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Merger, on January 24, 2012, we issued an aggregate of 33,231,037 shares of common stock to the stockholders of Trunity Inc. in exchange for their common shares at the ratio of one share of our common stock for each share of Trunity Inc. common stock.

During the first and second quarters of 2012, since the closing of the Merger, we have raised gross proceeds of $700,000 through the sale of 2,000,000 shares of common stock to accredited investors in a private placement at a price of $.35 per share. We incurred stock issuance costs of approximately $70,000 consisting primarily of commissions paid to broker-dealers who assisted with the offering. The net proceeds of this offering were used for working capital.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Date: May 21, 2012	By:	/s/ Terry Anderton
Terry Anderton,
Chief Executive Officer and Chief Financial Officer

