Form 10-Q
period 2012-06-30
Trunity Holdings, Inc.
filed 2012-08-20
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 20, 2012

Common Stock, $.0001 par value	36,103,983

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$2,494	$123,135
Accounts receivable	11,598	2,800
Prepaid expenses and other current assets	44,275	6,460
Deposits	—	175,000
Total current assets	58,367	307,395

Property and equipment
Fixtures and equipment	162,006	162,006
Less accumulated depreciation	(102,419)	(75,365)
	59,587	86,641
Capitalized software development costs
Costs incurred	2,865,896	2,566,264
Less accumulated amortization	(2,259,089)	(1,796,220)
	606,807	770,044

Total Assets	$724,761	$1,164,080

LIABILITIES
Current liabilities
Notes payable-related party	$549,049	$85,825
Accounts payable	435,542	473,848
Accrued expenses	36,935	210,348
Deferred revenue	15,192	—
Stock subscribed	—	25,000
Deferred rent, current portion	10,134	10,134
Total current liabilities	1,046,852	805,155

Long-term liabilities
Deferred rent, less current portion	845	5,914
Total long-term liabilities	845	5,914

Total Liabilities	1,047,697	811,069

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value - 50,000,000 share authorized, 35,191,664 and 32,641,953 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	35,192	32,642
Additional paid-in-capital	7,723,089	7,228,386
Deficit accumulated during development stage	(8,081,217)	(6,908,017)

Total Stockholders’ Equity (Deficit)	(322,936)	353,011

Total Liabilities and Stockholders’ Equity	$724,761	$1,164,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Operations

	(Unaudited)
	For the Three Months Ended to June 30, 2012	For the Three Months Ended to June 30, 2011	For the Six Months Ended to June 30, 2012	For the Six Months Ended to June 30, 2011	For the Period From July 28, 2009 (Inception) to June 30, 2012

Net Sales	$32,945	$89,955	$43,703	$243,081	$533,210

Cost of sales	9,494	35,982	10,876	97,232	194,981

Gross Profit	23,451	53,973	32,827	145,849	338,229

Operating Expenses:
Research and development	$273,985	$296,321	$612,149	$574,605	$4,160,188
Selling, general and administrative	280,834	134,486	593,878	317,037	3,231,594
	554,819	430,807	1,206,027	891,642	7,053,555

Loss From Operations	(531,368)	(376,834)	(1,173,200)	(745,793)	(7,042,487)

Other income (expense):
Interest expense	—	(113)	—	(110,043)	(1,027,663)

Net Loss	$(531,368)	$(376,947)	$(1,173,200)	$(855,836)	$(8,081,217)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	34,679,294	24,040,686	34,048,685	17,186,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Period From July 28, 2009 (Date of Inception) to June 30, 2012
(Unaudited)

					Deficit
					Accumulated	Total
	Par $ .001			Stock	during the	Stockholders’
	Common	Common	Paid in	Subscription	Development	Equity
	Shares*	Stock	Capital	Receivable	Stage	(Deficit)
Balance at July 28, 2009 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of founders’ stock	7,300,667	7,301	(5,901)	—	—	1,400
Sale of common stock	880,000	880	459,120	(50,000)	—	410,000
Stock issuance costs	—	—	(40,825)	—	—	(40,825)
Common stock issued to investors in a debt offering	822,000	822	410,260	—	—	411,082
Shares issued for stock offering services	33,333	33	30,792	—	—	30,825
Employee stock based compensation	—	—	64,941	—	—	64,941
Net loss	—	—	—	—	(2,015,490)	(2,015,490)
Balance at December 31, 2009	9,036,000	$9,036	$918,387	$(50,000)	$(2,015,490)	$(1,138,067)
Sale of common stock	1,282,005	1,282	655,218	50,000	—	706,500
Stock issuance costs	—	—	(12,160)	—	—	(12,160)
Employee stock based compensation	—	—	40,990	—	—	40,990
Net loss	—	—	—	—	(2,503,388)	(2,503,388)
Balance at December 31, 2010	10,318,005	$10,318	$1,602,435	$—	$(4,518,878)	$(2,906,125)
Sale of common stock	6,857,538	6,858	1,742,717		—	1,749,575
Shares issued for stock offering services	1,698,318	1,698	(1,698)	—	—	—
Stock issuance costs	—	—	(111,775)	—	—	(111,775)
Common stock issued for accrued interest conversion of 8% convertible promissory notes	64,009	64	76,747	—	—	76,811
Common stock issued upon conversion of 8% convertible promissory notes	513,750	514	615,986	—	—	616,500
Common stock issued upon conversion of 9% convertible promissory notes	1,458,333	1,458	436,042	—	—	437,500
Common stock issued for accrued interest upon conversion of note sold to an outside investor	160,000	160	39,840	—	—	40,000
Common stock issued upon conversion of a note sold to an outside investor	400,000	400	99,600	—	—	100,000
Common stock issued to founders upon conversion of Trunity, LLC note	7,200,000	7,200	1,792,800	—	—	1,800,000
Common stock issued upon conversion of lines of credit with founders	3,972,000	3,972	989,028	—	—	993,000
Employee stock based compensation (benefit)	—	—	(53,336)	—	—	(53,336)
Net loss	—	—	—	—	(2,389,139)	(2,389,139)
Balance at December 31, 2011	32,641,953	$32,642	$7,228,386	$—	$(6,908,017)	$353,011
Sale of common stock	1,162,655	1,163	394,608	—	—	395,771
Reverse recapitalization related to acquisition	325,000	325	(325,325)	—	—	(325,000)
Employee stock based compensation	—	—	5,669	—	—	5,669
Warrants issued for services	—	—	37,453	—	—	37,453
Net loss	—	—	—	—	(641,832)	(641,832)
Balance at March 31, 2012	34,129,608	$34,130	$7,340,791	$—	$(7,549,849)	$(174,928)
Sale of common stock	1,062,056	1,062	370,008	—	—	371,070
Employee stock based compensation	—	—	12,290	—	—	12,290
Net loss	—	—	—	—	(531,368)	(531,368)
Balance at June 30, 2012	35,191,664	$35,192	$7,723,089	$—	$(8,081,217)	$(322,936)

* As adjusted for a 1 for 3 reverse stock split that occurred in 2011 - see Current Report - Form 8K (Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

	(Unaudited)
	For the Six Months Ended to June 30, 2012	For the Six Months Ended to June 30, 2011	For the Period From July 28, 2009 (Inception) to June 30, 2012

Cash Flows from Operating Activities:
Net Loss	$(1,173,200)	$(855,835)	$(8,081,217)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	489,922	403,246	2,361,507
Stock compensation expense	55,412	—	106,308
Changes in operating assets and liabilities:
Accounts receivable	(8,799)	913	(11,599)
Prepaid expenses and other assets	(37,816)	19,635	(44,275)
Other long-term assets	—	(44,635)	—
Accounts payable	(38,307)	152,464	435,541
Accrued expenses	(198,414)	0	11,934
Deferred revenue	15,192	(78,703)	15,192
Deferred rent	(5,067)	10,134	10,981
Accrued interest included in notes payable	—		574,512
Net Cash Used In Operating Activities	$(901,077)	$(392,781)	$(4,621,116)

Cash Flows From Investing Activities:
Purchase of fixed assets	—	(60,989)	(162,006)
Deposits for merger	(150,000)		(325,000)
Payment of platform development costs	(299,631)	—	(2,865,895)
Net Cash (Used In) Provided By Investing Activities	$(449,631)	$(60,989)	$(3,352,901)

Cash Flows From Financing Activities
Advances from related parties	—	—	162,354
Repayments of advances from related parties	—	(448,308)	(162,354)
Net advances on line of credit related parties	—		156,367
Proceeds from notes payable related parties	463,225		3,881,981
Sale of common stock	766,841	1,764,186	4,102,923
Stock issuance costs	—	(864,852)	(164,760)
Net Cash Provided By Financing Activities	$1,230,066	$451,026	$7,976,511
Net (Decrease) Increase in Cash and Cash Equivalents	(120,640)	(2,744)	2,494
Cash, Beginning of Period	123,135	2,744	—
Cash, End of Period	$2,494	$(0)	$2,494

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$38,773	$405,904

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock shares	$—	$769,852	$4,063,811
Issuance of stock in acquisition of subsidiary	$325	$—	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2012 and 2011 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying condensed consolidated financial statements include the accounts of Trunity Holdings, Inc. and its wholly owned subsidiary Trunity, Inc., for the three and six months ended June 30, 2012, the prior year period and for the period from July 28, 2009 (inception) to June 30, 2012. All intercompany accounts have been eliminated in the consolidation.

The Company is a Delaware corporation with its principal office in Newburyport, Massachusetts. It was formed on July 28, 2009 to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. The Company formed though the acquisition of certain intellectual property by its three founders. The Company is in the development stage and it is presently undertaking research and development of its platform. Our core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by a limited number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts described below as well as the impact of positive “word of mouth“ from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will ever achieve profitability.

On January 24, 2012, Trunity Holdings, Inc. (“THI” or the “Company”), Trunity, Inc. (“Trunity”) and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of THI, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, with Trunity remaining as the surviving corporation and a wholly-owned subsidiary of THI (the “Merger“). As consideration for the Merger, as of the closing of the Merger, (i) each of the 961,974 shares of common stock of THI owned by Trunity was cancelled, (ii) each issued and outstanding share of common stock of Trunity was converted into the right to receive one share of the common stock of THI; and (iii) each share of TAC was converted into one share of Trunity common stock. As a result of the Merger, the former shareholders of Trunity hold 99% of the common stock of THI.

In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI“), pursuant to a Stock Purchase Agreement with the three principal shareholders of THI, as a result of which Trunity acquired 961,974 BTI shares for the price of $325,000 plus 325,000 shares of Trunity common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of shares of THI.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS-(continued)

In connection with the Merger, the following individuals were appointed to their respective positions with THI set forth beside their names below:

Name	Title
Terry B. Anderton	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Director
Dr. Joakim Lindblom	Executive Vice President, Chief Technology Officer, Secretary, Director
David Breukelman	Director
Jude Blake	Director
Chris Outwater	Director

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

June 30, 2012

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“the FASB“) issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04“). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three and six months ended June 30, 2012.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08“). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities“ requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operation, or liquidity.

In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in aggregate, the carrying value of the indefinite-lived intangible assets. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

3.	INTANGIBLE ASSETS

Intangible Assets - Intangible assets are recorded at cost and consist of the Trunity Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment. There was no impairment loss in 2011 and 2012.

Intangible assets were comprised of the following at June 30, 2012:

	Estimated		Accumulated	Net Book
Trunity platform	Life	Gross Cost	Amortization	Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(111,668)	$10,152

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(228,230)	$114,115

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(109,033)	$218,067

Internal costs capitalized for the three months ended March 31, 2012	3 years	122,257	(20,376)	$101,881

Internal costs capitalized for the three months ended June 30, 2012	3 years	177,374	(14,782)	$162,592

Carrying value as of June 30, 2012				$606,807

The following table represents the future remaining amortization as of June 30, 2012:

171,664
265,968
154,394
14,781
Total future amortization expense	$606,807

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

June 30, 2012

(Unaudited)

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, “Related Party Disclosures“.

Loans - The Trunity, LLC Note with the Company was beneficially owned by the three founders of the Company. The loan principal was converted into shares of common stock in 2011. Accrued but unpaid interest at June 30, 2012 and December 31, 2011 was approximately $142,000. The interest will be paid in the second half of 2012.

Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and will expire in September and December of 2012. There were no outstanding balances related to these agreements at December 31, 2011. At June 30, 2012, Terry Anderton, Les Anderton, Joakim Lindblom and an investor have advanced the Company short-term loans of $273,333, $190,149, $68,783 and $16,784, respectively, which remain outstanding at the end of the period. The loans have no repayment terms but are expected to be repaid in 2012.

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

The Company’s policy was to record stock compensation expense in accordance with ASC Topic 718, “Compensation – Stock Compensation“, and ASC Topic 505-50, “Equity-Based Payments to Non-Employees“. Options granted during 2011 were valued at the date of grant using the Black-Scholes-Merton option pricing model. The per share weighted average fair value of stock options granted during 2011 was $.13 and was determined using the following assumptions: expected price volatility 57%, risk-free interest rate ranging from 1.4% to 2.9%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with SAB 107, and represents the period of time that options granted are expected to be outstanding.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

5.	STOCKHOLDERS’ EQUITY OPTIONS (continued)

The Company’s stock compensation expense for all stock options was $12,290 and $0 for the quarter ended June 30, 2012 and 2011 respectively, and was included in the results of operations in the accompanying condensed consolidated financial statements.

As of June 30, 2012, there was approximately $222,649 of total unrecognized stock compensation expense related to unvested stock options under the Plan. This expense is expected to be recognized over the remaining vesting periods of the outstanding options.

A summary of options issued, exercised and expired for the three months ended June 30, 2012 is as follows:

				Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining
		Exercise	Intrinsic	Contractual
	Number of Shares	Price	Value	Life (years)
Outstanding at March 31, 2012	2,443,333	$0.30	$—	7.12
Granted	580,000	$0.35	—
Exercised	—	—	—
Cancelled	(458,333)	0.32	—
Outstanding at June 30, 2012	2,565,000	$0.33	$—
Exercisable at June 30, 2012	275,000	$0.27	$—

Remaining Expense to be recognized	$110,605
Over remaining weighted average years	9.00

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

6.	WARRANTS TO PURCHASE COMMON STOCK

During the six months ended June 30, 2012, in connection with services rendered, the Company issued warrants to purchase 250,000 and 25,000 shares of the Company’s common stock at an exercise price of $0.50 and $0.25 per share, respectively. The Company recognized expense of $37,453 related to warrants granted during the period and were valued at the grant date using the Black-Scholes-Merton pricing model. All warrants are still outstanding as of June 30, 2012 and expire at various dates through 2016. No warrants were issued during the three months ended June 30, 2012.

A summary of warrants issued, exercised and expired for the six months ended June 30, 2012 and the related changes during this period follows:

Warrants
Balance at December 31, 2011	242,850
Issued	275,000
Exercised	—
Expired	—
Balance at June 30, 2012	517,850

7.	SUBSEQUENT EVENTS

On July 28, 2012, the Company issued CAD$190,300 principal amount of unsecured, redeemable convertible debentures (“Debentures“) to Canadian investors in a private offering. The Debentures are convertible at a conversion price of CAD$0.35 per unit. Each unit consists of one share of common stock and a two-year warrant to purchase a share of common stock at an exercise price of CAD$0.40 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of our financial condition and results of operations for three months ended June 30, 2012 and for the period from July 28, 2009 (inception) to June 30, 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. ”Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 8-K reporting our reverse merger transaction with Brain Tree International Inc. (“BTI”) dated January 31, 2012 (the “Merger”) filed on January 31, 2012, and amended on March 13, 2012, May 9, 2012 and June 7, 2012. We use words such as anticipate,” estimate,” plan,” project,” continuing,” ongoing,” expect,” believe,” intend,” may,” will,” should,” could,” and similar expressions to identify forward-looking statements.

Overview

Trunity is a Delaware corporation with its principal office in Newburyport, Massachusetts. We were formed on July 28, 2009, to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. We were formed though the acquisition of certain intellectual property by our three founders. We are in the development stage and are presently undertaking research and development of our platform. Our core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by certain paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will ever achieve profitability.

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

Our revenues of $32,945 and $43,703 for the three and six months ended June 30, 2012, respectively, represent revenues primarily from sales of services, advertising and licensing fees. We had revenues of $89,955 and $243,081 for the three and six months ended June 30, 2011, respectively, representing the final portion of a significant service contract in the prior period. We believe that our revenue will increase significantly during the remainder of 2012 based upon our specific marketing efforts, licensing agreements and “word of mouth” from satisfied users of our platform; however, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses for the three months ended June 30, 2012 of $554,818 increased 29% from the comparable period in 2011, as a result of our expanding operations and the costs associated with the Merger and related SEC filings and compliance being mostly offset by continued capitalization of our platform development efforts. Salary expenses for the three months ended June 30, 2012 of $306,680 represent an increase of approximately 77% over the comparable period in 2011 due to the addition of employees and consultants needed for the expansion of our operations. Research and development and administrative expenses of $174,239 for the three months ended June 30, 2012 represent an increase of 88% over the comparable period in 2011 primarily due to an increase in stock based compensation as a result of more options being issued and consulting expense for the technical expertise needed for the development of our platform. Amortization and depreciation expenses for the three months ended June 30, 2012 was $237,775 and $13,500, respectively, compared to $158,781 and $5,817 for the prior year period. We expect that our general and administrative expenses will continue to increase in future periods as our business expands.

Our total operating expenses for the six months ended June 30, 2012 of $1,206,027 increased 35% from the comparable period in 2011, as a result of our expanding operations and the costs associated with the Merger and related SEC filings and compliance being mostly offset by continued capitalization of our platform development efforts. Salary expenses for the first six months of 2012 of $593,660 represent an increase of approximately 106% over the comparable period in 2011 due to the addition of employees and consultants needed for the expansion of our operations. Research and development and administrative expenses of $422,075 for the six months ended June 30, 2012 represent an increase of 111% over the comparable period in 2011, primarily due to increases in professional fees relating to the Merger and public company compliance, stock-based compensation expense as a result of more options being issued, and consulting expense for the technical expertise needed to further the development of our platform. Amortization and depreciation expenses for the six months ended June 30, 2012 was $462,869 and $27,055, respectively, compared to $383,874 and $19,371for the prior year period. We expect that our general and administrative expenses will continue to increase in future periods as our business expands

We had no interest expense during the first three and six months of 2012 as compared to $109,930 in the first quarter of 2011 and $113 for the second quarter, as all of our notes payable were converted to equity in mid-2011.

The net loss for the three months ended June 30, 2012 was $531,368 compared with a net loss of $376,947 for the second quarter of 2011, an increase of 41.0% $(154,421). The net loss for the six months ended June 30, 2012 was $1,173,200 compared with a net loss of $855,836 for the second quarter of 2011, an increase of 37.0% $(317,364). The net loss increase for the 2012 period is due principally to increased costs of expanding operations of our development stage company as well as costs relating to the Merger and our status as an active public company.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At June 30, 2012, we had negative working capital of $988,484 as compared to negative working capital of $497,760 at December 31, 2011. Our increase of negative working capital of approximately 99% is primarily attributable to decreases in cash and increases in accrued expenses and working capital loans.

Our current assets at June 30, 2012, included cash, accounts receivable and prepaid expenses and other current assets. Our current liabilities at June 30, 2012, included accounts payable, accrued expenses representing accrued interest, professional fees and vacation expense, amounts owed to shareholders for working capital loans and deferred revenue and rent.

Net cash used in operating activities was $901,077 for the six months ended June 30, 2012, as compared to net cash used by operating activities of approximately $392,781 for the six months ended June 30, 2011. In the first half of 2012 cash was used as follows:

•	non-cash operating expenses of approximately $545,334, and
•	a decrease in working capital of approximately $273,211, offset by a
•	net loss of approximately $1,173,200.

In the first half of 2011 cash was used as follows:

•	non-cash operating expenses of approximately $403,246, and
•	a decrease in working capital of approximately $59,809, offset by a
•	net loss of approximately $855,835.

For the period from July 28, 2009 (inception) to June 30, 2012 cash was used as follows:

•	non-cash operating expenses of $2,467,815, and
•	an increase in working capital of approximately $992,286 offset by a
•	net loss was approximately $8,081,217.

Net cash used in investing activities was approximately $449,631for the six months ended June 30, 2012 as compared to net cash used of $60,989 for the six months ended June 30, 2011 and $4,621,116 for the period from July 28, 2009 (inception) to June 30, 2012, which primarily reflects our website development investments, acquisition of our subsidiary offset by the purchase of additional equipment in the prior period.

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $1,230,066 as compared to $451,026 for the six months ended June 30, 2011, which primarily reflects proceeds from the private sale of our securities and from notes payable to related parties offset by repayments to notes payable to related parties and stock issuance costs in the prior period. Net cash provided by financing activities for the period from July 28, 2009 (inception) to June 30, 2012, was approximately $7,976,511 and reflects proceeds from the sale of securities and proceeds from notes payable.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. Our working capital is not sufficient to fund our operations and permit us to satisfy our obligations as they become due. While we raised approximately $371,000 in net proceeds from the sale of our securities subsequent to June 30, 2012, we have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. In addition, our executive officers have been deferring substantially all of their salary to date. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

Plan of Operation

Trunity has developed a cloud-based knowledge management and sharing platform that focuses on the rapidly growing e-learning, virtual textbook, customer experience and education marketplaces. As a result of the platform’s innovative architecture, Trunity enables unique real-time/end-to-end integration of knowledge and learning ecosystems, including (but not limited to) peer-reviewed crowdsourcing of high-value content from communities of expert contributors (today over 4,000 of the world’s top scientists use the Trunity platform and we have been growing at over 200 per month) that gets assembled into virtual textbooks (Trunity Knowledge) and delivered through Trunity’s virtual classroom solution (Trunity Learn) to customers. Trunity has been the recipient of funding from several National Science Foundation (NSF) grants to develop this disruptive solution and is partnered with National Science Foundation (NSF), The National Academy’s of Science (NAS), The Encyclopedia of the Earth and the National Council for Science and the Environment (NCSE) as core content contributors and customers. We believe there is a substantial market opportunity of more than 250 million potential users of our platform due to its proven ease of use, searchability of ideas, thoughts and research, and ability to archive and organize data in a sophisticated and easy to use format.

Trunity recently signed a licensing agreement with Global Social Ventures, a U.S. and India venture investment group, to market and resell the Trunity Platform for the territories of India, Pakistan, Burma, Nepal, Bangladesh and Sri Lanka, collectively known as “Trunity India”. The royalty license fee charged by Trunity to Global Social Ventures is 7.5% of gross revenue, with a minimum guaranteed 5-year royalty payment of $385,000. In addition, Global Social Ventures is responsible for the server and support infrastructure costs for Trunity India. As India and its neighboring countries contain a population of over 1 billion people, largely English speaking, this represents a very large and emerging market for Trunity.

The New Hampshire’s EPSCoR (Office of Experimental Program to Stimulate Competitive Research) program at University of New Hampshire selected and signed a contract to use Trunity as their platform of choice for collaboration and content sharing. As part of this contract, Trunity is providing a secure, cloud-based collaboration space for hundreds of scientists, educators, students, and administrators from the NH K-12, higher ed, non profit and private sectors. The Trunity platform will be a shared collaboration tool amongst several prominent New Hampshire colleges. According to the EPSCoR director, UNH is in year one of a 5-year National Science Foundation (NSF) grant. Trunity’s contract value for the 5 year term is estimated at $150,000 for licensing fees as well as additional fees for professional services to support their platform during this period.

Lastly, Trunity has added a major new content partner to its network of over 90 current expert content partners. This partner has given permission to import all of its library of over 500,000 high quality expert reviewed content items for use within Trunity’s virtual textbooks and other education and training solutions. Trunity continues to add about 100 new author sign-ups per month through its Encyclopedia of Earth, CAMEL and other expert content properties. Trunity’s virtual textbook solution is nearing 6 months of testing, and will be deployed at the university level in the fall 2012 semester, led by Boston University with over 200 students purchasing a Trunity textbook in a single class. The average introductory textbook price will be $40-$50 per book per student for this class.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first and second quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first and second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except:

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, Inc., employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortuous interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun however no depositions have been taken to date. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

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

In July 2012, we issued CAD$190,300 principal amount of unsecured redeemable convertible debentures (the “Debentures”) in a private placement to Canadian investors. The Debentures are convertible at a conversion price of CAD$.35 per unit, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at CAD$.40. We incurred issuance costs of approximately US$85,000 consisting primarily of legal fees and broker’s commissions. The net proceeds of this offering were used for working capital.

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

TRUNITY HOLDINGS, INC.

Date: August 20, 2012	By:	/s/ Terry Anderton
Terry Anderton,
Chief Executive Officer and Chief Financial Officer

