Form 10-Q/A
period 2012-03-31
Trunity Holdings, Inc.
filed 2012-08-31
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 21, 2012

Common Stock, $.001 par value	35,191,664

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Trunity Holdings, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is to:

a)	Restate its Statement of Cash Flows for the three months ended March 31, 2012, to correct the footing of net (decrease) increase in cash and cash equivalents to $(120,115) by adjusting; 1) Changes in prepaid expenses and other assets to $(6,459), 2) Net cash used in operating activities to $(430,804), For the three months ended March 31, 2011 to correct the footing of Net (decrease) increase in cash and cash equivalents to $1,806 by adjusting; 1) Changes in accounts receivable to $15,898, 2)Net cash used in operating activities to $(179,432) 3) Net cash provided by financing activities to $208,867, For the period ended July 28,2009 (Inception) to March 31, 2012 to correct the footing of net cash used in operating activities to $4,150,842 and to correct footing of Net cash provided by financing activities to $7,329,389 by adjusting, sale of common stock to 3,731,851 as these amounts were determined to be input incorrectly;

b)	Restate its common stock outstanding amount as of May 21, 2012 as it has determined that the was input incorrectly;

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Consolidated Financial Statements;

In accordance with applicable SEC rules, this Amended Filings includes certifications from our Chief Executive Officer as of the date of filing.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$3,020	$123,135
Accounts receivable	1,898	2,800
Prepaid expenses and other current assets	—	6,460
Deposits	—	175,000
Total current assets	4,918	307,395

Property and equipment
Fixtures and equipment	162,006	162,006
Less accumulated depreciation	(88,919)	(75,365)
	73,087	86,641
Capitalized software development costs
Costs incurred	2,688,522	2,566,264
Less accumulated amortization	(2,021,314)	(1,796,220)
	667,208	770,044

Total assets	$745,213	$1,164,080

LIABILITIES
Current liabilities

Notes payable- related party	$273,000	$85,825
Accounts payable	452,873	473,848
Accrued expenses	172,506	210,348
Deferred revenue	8,250	—
Stock subscribed	—	25,000
Deferred rent, current portion	10,134	10,134
Total current liabilities	916,763	805,155

Long-term liabilities
Deferred rent, less current portion	3,378	5,914
Total long-term liabilities	3,378	5,914

Total liabilities	920,141	811,069

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 50,000,000 shares authorized, 34,129.608 and 32,641,953 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	34,130	32,642
Additional paid-in-capital	7,340,791	7,228,386
Deficit accumulated during development stage	(7,549,849)	(6,908,017)

Total stockholders’ equity	(174,928)	353,011

Total liabilities and stockholders’ equity	$745,213	$1,164,080

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

			For the Period From
	For the Three Months Ended	For the Three Months Ended	July 28, 2009 (Inception)
	March 31, 2012	March 31, 2011	to March 31, 2012
Cash flows from operating activities
Net loss	$(641,832)	$(478,889)	$(7,549,849)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	238,648	236,278	2,110,232
Stock compensation expense	43,122	—	94,018
Changes in operating assets and liabilities:
Accounts receivable	901	15,898	(1,898)
Prepaid expenses and other assets	6,459	—	—
Accounts payable	(20,975)	115,850	452,873
Accrued expenses	(62,843)	—	147,505
Deferred revenue	8,250	(78,703)	8,250
Deferred rent	(2,534)	10,134	13,515
Accrued interest included in notes payable	—	—	574,512
Net cash (used in) operating activities	$(430,804)	$(179,432)	$(4,150,842)
Cash flows from investing activities
Purchase of fixed assets	—	(27,629)	(162,006)
Deposit for merger	(150,000)	—	(325,000)
Payment of software development costs	(122,257)	—	(2,688,521)
Net cash (used in) investing activities	$(272,257)	$(27,629)	$(3,175,527)
Cash flows from financing activities
Advances from related parties	—	—	162,354
Repayments of advances from related parties	—	(465,092)	(162,354)
Net advances on line of credit related parties	—	—	156,367
Proceeds from notes payable related parties	187,175	—	3,605,931
Sale of common stock	395,771	1,443,811	3,731,851
Stock issuance costs	—	(769,852)	(164,760)
Net cash provided by financing activities	$582,946	$208,867	$7,329,389
Net (decrease) increase in cash and cash equivalents	(120,115)	1,806	3,020
Cash, beginning of period	123,135	2,744	—
Cash, end of period	$3,020	$4,550	$3,020

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$38,660	$405,904

Non-cash investing and financing transactions:
Conversion of debt to common stock shares	$—	$769,852	$4,063,811
Issuance of stock in acquisition of SUBSIDIARY	$325	$—	$325

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

TRUNITY HOLDINGS, INC.

Date: August 31, 2012	By:	/s/ Terry Anderton
Terry Anderton,
Chief Executive Officer and Chief Financial Officer

