Form 10-Q/A
period 2012-06-30
Trunity Holdings, Inc.
filed 2012-09-07
CIK 802257

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 20, 2012

Common Stock, $.0001 par value	35,191,664

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Trunity Holdings, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to

(1)	Furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at June 30, 2012 and December 31, 2011, (ii) the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and from inception July 28, 2009 to June 30, 2012, (iii) the consolidated statements of changes in equity from inception July 28, 2009 to June 30, 2012, (iv) the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and from inception July 28, 2009 to June 30, 2012, and (v) the notes to the interim consolidated financial statements (text tagged in detail);

(2)	Restate the common stock outstanding amount to 35,191,664 as of August 20, 2012 as the amount was input incorrectly;

(3)	Restate the Statement of Operations for the period ended July 28,2009 (Inception) to June 30, 2012 to correct the footing of Net Loss by adjusting:
	a)	Operating Expenses: Selling, general and administrative to $3,231,596,
	b)	Total Operating Expenses to $7,391,784,
	c)	Loss From Operations to $(7,053,555),
	d)	Other income (expense): Interest Expense to $(1,027,662);

(4)	Restate the Statement of Cash Flows for the six months ended June 30, 2012, to correct the footing of net (decrease) increase in cash and cash equivalents to $(120,641) by adjusting:
	a)	Changes in accrued expenses to $(198,413),
	b)	Net cash used in operating activities to $(901,076);

(5)	Restate the Statement of Cash Flows for the six months ended June 30, 2011, to Net Loss to $(855,836) by adjusting:
	a)	Changes in accounts payable to $152,465;

(6)	Add the corresponding years to the future amortization table in Note 3 Intangible Assets previously omitted;

(7)	Restate in the Liquidity and Capital Resources the net cash used in operating activities to $901,076 to agree with cash flow.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Consolidated Financial Statements; and
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.;

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer as of the date of filing.

Except for the items noted above, no other information in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Operations

	(Unaudited)
	For the Three Months Ended to June 30, 2012	For the Three Months Ended to June 30, 2011	For the Six Months Ended to June 30, 2012	For the Six Months Ended to June 30, 2011	For the Period From July 28, 2009 (Inception) to June 30, 2012

Net Sales	$32,945	$89,955	$43,703	$243,081	$533,210

Cost of sales	9,494	35,982	10,876	97,232	194,981

Gross Profit	23,451	53,973	32,827	145,849	338,229

Operating Expenses:
Research and development	$273,985	$296,321	$612,149	$574,605	$4,160,188
Selling, general and administrative	280,834	134,486	593,878	317,037	3,231,596
	554,819	430,807	1,206,027	891,642	7,391,784

Loss From Operations	(531,368)	(376,834)	(1,173,200)	(745,793)	(7,053,555)

Other income (expense):
Interest expense	—	(113)	—	(110,043)	(1,027,662)

Net Loss	$(531,368)	$(376,947)	$(1,173,200)	$(855,836)	$(8,081,217)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	34,679,294	24,040,686	34,048,685	17,186,846

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

	(Unaudited)
	For the Six Months Ended to June 30, 2012	For the Six Months Ended to June 30, 2011	For the Period From July 28, 2009 (Inception) to June 30, 2012

Cash Flows from Operating Activities:
Net Loss	$(1,173,200)	$(855,836)	$(8,081,217)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	489,922	403,246	2,361,507
Stock compensation expense	55,412	—	106,308
Changes in operating assets and liabilities:
Accounts receivable	(8,799)	913	(11,599)
Prepaid expenses and other assets	(37,816)	19,635	(44,275)
Other long-term assets	—	(44,635)	—
Accounts payable	(38,307)	152,465	435,541
Accrued expenses	(198,413)	0	11,934
Deferred revenue	15,192	(78,703)	15,192
Deferred rent	(5,067)	10,134	10,981
Accrued interest included in notes payable	—		574,512
Net Cash Used In Operating Activities	$(901,076)	$(392,781)	$(4,621,116)

Cash Flows From Investing Activities:
Purchase of fixed assets	—	(60,989)	(162,006)
Deposits for merger	(150,000)		(325,000)
Payment of platform development costs	(299,631)	—	(2,865,895)
Net Cash (Used In) Provided By Investing Activities	$(449,631)	$(60,989)	$(3,352,901)

Cash Flows From Financing Activities
Advances from related parties	—	—	162,354
Repayments of advances from related parties	—	(448,308)	(162,354)
Net advances on line of credit related parties	—		156,367
Proceeds from notes payable related parties	463,225		3,881,981
Sale of common stock	766,841	1,764,186	4,102,923
Stock issuance costs	—	(864,852)	(164,760)
Net Cash Provided By Financing Activities	$1,230,066	$451,026	$7,976,511
Net (Decrease) Increase in Cash and Cash Equivalents	(120,641)	(2,744)	2,494
Cash, Beginning of Period	123,135	2,744	—
Cash, End of Period	$2,494	$(0)	$2,494

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$38,773	$405,904

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock shares	$—	$769,852	$4,063,811
Issuance of stock in acquisition of subsidiary	$325	$—	$325

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

Intangible assets were comprised of the following at June 30, 2012:

	Estimated		Accumulated	Net Book
Trunity platform	Life	Gross Cost	Amortization	Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(111,668)	$10,152

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(228,230)	$114,115

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(109,033)	$218,067

Internal costs capitalized for the three months ended March 31, 2012	3 years	122,257	(20,376)	$101,881

Internal costs capitalized for the three months ended June 30, 2012	3 years	177,374	(14,782)	$162,592

Carrying value as of June 30, 2012				$606,807

The following table represents the future remaining amortization as of June 30, 2012:

2012	171,664
2013	265,968
2014	154,394
2015	14,781
Total future amortization expense	$606,807

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

Net cash used in operating activities was $901,076 for the six months ended June 30, 2012, as compared to net cash used by operating activities of approximately $392,781 for the six months ended June 30, 2011. In the first half of 2012 cash was used as follows:

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Date: September 7, 2012	By:	/s/ Terry Anderton
Terry Anderton,
Chief Executive Officer and Chief Financial Officer

