Form 10-Q
period 2012-09-30
Trunity Holdings, Inc.
filed 2012-11-19
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission File Number 000-53601

TRUNITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0496850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15 Green Street, Newburyport, Massachusetts 01950

(Address of principal executive offices)

(978) 255-1988

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 19, 2012

Common Stock, $.001 par value	35,718,932

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$1,531	$123,135
Accounts receivable	68,236	2,800
Prepaid expenses and other current assets	—	6,460
Deposits	—	175,000
Total current assets	69,767	307,395

Property and equipment
Fixtures and equipment	162,006	162,006
Less accumulated depreciation	(114,427)	(75,365)
	47,579	86,641
Capitalized software development costs
Costs incurred	3,008,629	2,566,264
Less accumulated amortization	(2,361,891)	(1,796,220)
	646,738	770,044
Other assets
Debt issuance costs, net of amortization	67,444	—

TOTAL ASSETS	$831,528	$1,164,080

LIABILITIES
Current liabilities
Notes payable-related party	$487,908	$85,825
Accounts payable	464,725	473,848
Accrued interest and other liabilities	71,051	210,348
Deferred revenue	37,742	—
Stock subscribed	—	25,000
Deferred rent, current portion	8,445	10,134
Total current liabilities	1,069,871	805,155

Long-term liabilities
Deferred rent, long term portion	—	5,914
Debentures Series A and B, carrying value	361,118	—
Total long-term liabilities	361,118	5,914

Total Liabilities	1,430,989	811,069

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value - 50,000,000 share authorized, 35,568,932 and 32,641,953 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	35,569	32,642
Additional paid-in-capital	7,901,493	7,228,386
Other comprehensive loss	(9,957)	—
Deficit accumulated during development stage	(8,526,566)	(6,908,017)

Total Stockholders’ (Deficit) Equity	(599,461)	353,011

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$831,528	$1,164,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Operations and Comprehensive Loss

	(Unaudited)
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period From July 28, 2009 (Inception) to September 30, 2012

Net Sales	$80,619	$12,282	$124,322	$255,363	$613,829

Cost of sales	31,443	4,913	42,319	102,145	226,424

Gross Profit	49,176	7,369	82,003	153,218	387,405

Operating Expenses:
Research and development	$114,976	$361,533	$727,125	$936,138	$4,275,165
Selling, general and administrative	330,868	185,244	924,747	502,281	3,562,465
	445,844	546,777	1,651,872	1,438,419	7,837,630

Loss From Operations	(396,668)	(539,408)	(1,569,869)	(1,285,201)	(7,450,225)

Other Income (Expense):
Interest expense	(48,680)	(356,303)	(48,680)	(466,346)	(1,076,341)

Net Loss	$(445,348)	$(895,711)	$(1,618,549)	$(1,751,547)	$(8,526,566)

Other Comprehensive loss:
Foreign currency translation loss	(9,957)	—	(9,957)	—	—
Total Other Comprehensive Loss	$(9,957)	$—	$(9,957)	$—	$—

Comprehensive Loss	$(455,305)	$(895,711)	$(1,628,506)	$(1,751,547)	$(8,526,566)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.08)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	35,191,664	26,907,161	34,941,315	22,039,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

Period From July 28, 2009 (Date of Inception) to September 30, 2012

(Unaudited)

						Deficit
						Accumulated	Total
	Par $ .001			Stock	Accumulated	during the	Stockholders’
	Common	Common	Paid in	Subscription	Comprehensive	Development	Equity
	Shares*	Stock	Capital	Receivable	Loss	Stage	(Deficiency)
Balance at July 28, 2009 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of founders’ stock	7,300,667	7,301	(5,901)	—	—	—	1,400
Sale of common stock	880,000	880	459,120	(50,000)	—	—	410,000
Stock issuance costs	—	—	(40,825)	—	—	—	(40,825)
Common stock issued to investors in a debt offering	822,000	822	410,260	—	—	—	411,082
Shares issued for stock offering services	33,333	33	30,792	—	—	—	30,825
Employee stock based compensation	—	—	64,941	—	—	—	64,941
Net loss	—	—	—	—	—	(2,015,490)	(2,015,490)
Balance at December 31, 2009	9,036,000	$9,036	$918,387	$(50,000)	$—	$(2,015,490)	$(1,138,067)
Sale of common stock	1,282,005	1,282	655,218	50,000	—	—	706,500
Stock issuance costs	—	—	(12,160)	—	—	—	(12,160)
Employee stock based compensation	—	—	40,990	—	—	—	40,990
Net loss	—	—	—	—	—	(2,503,388)	(2,503,388)
Balance at December 31, 2010	10,318,005	$10,318	$1,602,435	$—	$—	$(4,518,878)	$(2,906,125)
Sale of common stock	6,857,538	6,858	1,742,717			—	1,749,575
Shares issued for stock offering services	1,698,318	1,698	(1,698)	—	—	—	—
Stock issuance costs	—	—	(111,775)	—	—	—	(111,775)
Common stock issued for accrued interest conversion of 8% convertible promissory notes	64,009	64	76,747	—	—	—	76,811
Common stock issued upon conversion of 8% convertible promissory notes	513,750	514	615,986	—	—	—	616,500
Common stock issued upon conversion of 9% convertible promissory notes	1,458,333	1,458	436,042	—	—	—	437,500
Common stock issued for accrued interest upon conversion of note sold to an outside investor	160,000	160	39,840	—	—	—	40,000
Common stock issued upon conversion of a note sold to an outside investor	400,000	400	99,600	—	—	—	100,000
Common stock issued to founders upon conversion of Trunity, LLC note	7,200,000	7,200	1,792,800	—	—	—	1,800,000
Common stock issued upon conversion of lines of credit with founders	3,972,000	3,972	989,028	—	—	—	993,000
Employee stock based compensation (benefit)	—	—	(53,336)	—	—	—	(53,336)
Net loss	—	—	—	—	—	(2,389,139)	(2,389,139)
Balance at December 31, 2011	32,641,953	$32,642	$7,228,386	$—	$—	$(6,908,017)	$353,011
Sale of common stock	2,601,979	2,602	838,420	—	—	—	841,022
Reverse recapitalization related to acquisition	325,000	325	(325,325)	—	—	—	(325,000)
Employee stock based compensation	—	—	27,562	—	—	—	27,562
Warrants issued for services	—	—	37,453	—	—	—	37,453
Debt beneficial conversion feature, net of issuance costs	—	—	94,997	—	—	—	94,997
Foreign currency translation loss	—	—	—	—	(9,957)	—	(9,957)
Net loss	—	—	—	—	—	(1,618,549)	(1,618,549)
Balance at September 30, 2012	35,568,932	$35,569	$7,901,493	$—	$(9,957)	$(8,526,566)	$(599,461)

* As adjusted for a 1 for 3 reverse stock split that occurred in 2011 - see Note 7.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

	(Unaudited)
	For the Nine Months Ended to September 30, 2012	For the Nine Months Ended to September 30, 2011	For the Period From July 28, 2009 (Inception)to September 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(1,618,549)	$(1,751,547)	$(8,526,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,733	608,293	2,476,317
Stock compensation expense	65,015	—	115,911
Accretion for debt discounts and issuance costs	17,118	—	17,118
Changes in operating assets and liabilities:
Accounts receivable	(65,436)	5,561	(68,236)
Prepaid expenses and other assets	6,459	33,750	—
Other long-term assets	—	(175,000)	—
Accounts payable	(9,123)	111,405	464,725
Accrued interest and other liabilities	(164,298)	—	620,562
Deferred revenue	37,742	(68,569)	37,742
Deferred rent	(7,603)	(7,600)	8,446
Net Cash Used In Operating Activities	$(1,133,942)	$(1,243,707)	$(4,853,981)
Cash Flows From Investing Activities:
Purchase of fixed assets	—	(60,989)	(162,006)
Deposits for merger	(150,000)	—	(325,000)
Payment of platform development costs	(442,365)	(131,580)	(3,008,629)
Net Cash Used In Investing Activities	$(592,365)	$(192,569)	$(3,495,635)
Cash Flows From Financing Activities
Repayments of notes payable related parties	(132,000)	(3,702,947)	(294,354)
Proceeds from notes payable related parties	534,084	—	4,271,561
Sale of common stock	873,535	5,145,069	4,209,616
Proceeds from debentures, net of issuance costs	424,081	—	424,081
Stock issuance costs	(94,997)	19,635	(259,757)
Net Cash Provided By Financing Activities	$1,604,703	$1,461,757	$8,351,147
Net (Decrease) Increase in Cash and Cash Equivalents	(121,604)	25,481	1,531
Cash, Beginning of Period	123,135	2,744	—
Cash, End of Period	$1,531	$28,225	$1,531

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$41,596	$405,904

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock shares	$—	$769,852	$4,063,811
Issuance of stock in acquisition of subsidiary	$325	$—	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2012 and 2011 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying condensed consolidated financial statements include the accounts of Trunity Holdings, Inc. and its wholly owned subsidiary Trunity, Inc., for the three and nine months ended September 30, 2012, the prior year period and for the period from July 28, 2009 (inception) to September 30, 2012. All intercompany accounts have been eliminated in the consolidation.

The Company is a Delaware corporation with its principal office in Newburyport, Massachusetts. It was formed on July 28, 2009 to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. The Company formed through the acquisition of certain intellectual property by its three founders. The Company is in the development stage and it is presently undertaking research and development of its platform. The Company’s core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by a limited number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts described below as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will ever achieve profitability.

On January 24, 2012, Trunity Holdings, Inc. (“THI” or the “Company”), Trunity, Inc. (“Trunity”) and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of THI, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, with Trunity remaining as the surviving corporation and a wholly-owned subsidiary of THI (the “Merger”). As consideration for the Merger, as of the closing of the Merger, (i) each of the 961,974 shares of common stock of THI owned by Trunity were cancelled, (ii) each issued and outstanding share of common stock of Trunity was converted into the right to receive one share of the common stock of THI; and (iii) each share of TAC was converted into one share of Trunity common stock. As a result of the Merger, the former shareholders of Trunity hold 99% of the common stock of THI.

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

September 30, 2012

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

September 30, 2012

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow since its inception. To the extent the Company may have negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or financing at acceptable terms to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue Recognition

The Company’s revenue model consists of Software as a Service (SaaS) licensing and hosting revenue, for sites using the Company’s platform, as well as consulting, and advertising revenue. All SaaS revenue is recognized ratably over the contract period.

Consulting revenues are earned for web site development services and are recognized on a time and materials basis, billed in accordance with contractual milestones negotiated with the customer. Revenues are recognized as the services are performed and amounts are earned in accordance with FASB ASC Topic 605 Revenue Recognition. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is probable. In certain contracts, revenue is earned upon achievement of certain milestones indicated in the client agreements. Services under these contracts are typically provided in less than a year and represent the contractual milestones or output measure, which reflect the earnings pattern.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“the FASB”) issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three and nine months ended September 30, 2012.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

September 30, 2012

(Unaudited)

3. INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment. There was no impairment loss in 2011 and 2012.

Intangible assets were comprised of the following at September 30, 2012:

	Estimated		Accumulated	Net Book
Trunity platform	Life	Gross Cost	Amortization	Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	$—

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(256,759)	$85,586

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(136,292)	$190,808

Internal costs capitalized for the three months ended March 31, 2012	3 years	122,257	(30,564)	$91,693

Internal costs capitalized for the three months ended June 30, 2012	3 years	177,374	(29,562)	$147,812

Internal costs capitalized for the three months ended September 30, 2012	3 years	142,733	(11,895)	$130,839

Carrying value as of September 30, 2012				$646,738

The following table represents the future remaining amortization as of September 30, 2012:

2012	92,651
2013	313,546
2014	201,971
2015	38,570
Total future amortization expense	$646,738

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

September 30, 2012

(Unaudited)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, “Related Party Disclosures”.

Loans - The Trunity, LLC Note with the Company was beneficially owned by the three founders of the Company. The loan principal was converted into shares of common stock in 2011. Accrued but unpaid interest at September 30, 2012 and December 31, 2011 was approximately $142,000.

Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and will expire in December of 2012. There were no outstanding balances related to these agreements at December 31, 2011. At September 30, 2012, Terry Anderton, Les Anderton, Joakim Lindblom and an investor have advanced the Company short-term loans of $155,238, $133,506, $40,384 and $16,784, respectively, which remain outstanding at the end of the period. Accrued but unpaid interest at September 30, 2012 and December 31, 2011 was approximately $22,641 and $0, respectively. The loans have no repayment terms but are expected to be settled in the last quarter of 2012.

5. STOCKHOLDERS’ EQUITY OPTIONS

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the Plan) and authorized an option pool of 5,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted. The Company accelerated the option vesting of certain employees who terminated their employment subsequent to 2009, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. In 2011, the Company issued options to employees of the Company to purchase shares of the Company’s common stock at exercise prices of $0.30 and $0.25 per share. In 2012, the Company issued options to employees of the Company to purchase shares of the Company’s common stock at exercise prices of $0.35 per share.

Upon exercise of options by any Employee, Director or Consultant, the Company will retire the options and issue common shares commensurate with the plan. That transaction will record any cash received, the termination of options, and the issuance of common shares and related paid-in capital. The Company will not recognize any income or expense upon option conversion.

The Company’s policy was to record stock compensation expense in accordance with ASC Topic 718, “Compensation – Stock Compensation”, and ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. We make assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, we determine the risk free rate by selecting the U.S. Treasury five-year constant maturity, quoted on an investment basis in effect at the time of grant for that business day.

Options granted during 2011 were valued at the date of grant using the Black Scholes option pricing model. The per share weighted average fair value of stock options granted during 2011 was $.13 and was determined using the following assumptions: expected price volatility 57%, risk-free interest rate ranging from 1.4% to 2.9%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with SAB 107, and represents the period of time that options granted are expected to be outstanding.

Options granted during 2012 were valued at the date of grant using the Black Scholes option pricing model. The per share weighted average fair value of stock options granted during 2012 was $.19 and $.17 and was determined using the following assumptions: expected price volatility 57% and 51%, risk-free interest rate ranging from 1.04% to 1.61%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with SAB 107, and represents the period of time that options granted are expected to be outstanding.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

5. STOCKHOLDERS’ EQUITY OPTIONS (continued)

The Company’s stock compensation expense for all stock options for the three and nine months ended September 30, 2012 was $12,008 and $27,562 respectively. The Company’s stock compensation expense for all stock options for the three and nine months ended September 30, 2011 was $0. Stock compensation expense was included in the Statement of Operations in the accompanying condensed consolidated financial statements.

As of September 30, 2012, there was approximately $228,285 of total unrecognized stock compensation expense, related to unvested stock options under the Plan. This expense is expected to be recognized over the remaining weighted average vesting periods.

A summary of options issued, exercised and expired for the three months ended September 30, 2012 is as follows:

				Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (years)
Outstanding at June 30, 2012	2,565,000	$0.33	$0.03	7.14
Granted	100,000	0.35	—	10.00
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at September 30, 2012	2,665,000	$0.34	$0.02	6.50
Exercisable at September 30, 2012	428,343	$0.33

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

6. WARRANTS TO PURCHASE COMMON STOCK

During the nine months ended September 30, 2012, in connection with services rendered, the Company issued warrants to purchase 250,000 and 25,000 shares of the Company’s common stock at an exercise price of $0.50 and $0.25 per share, respectively. The Company recognized expense of $37,453 related to warrants granted for services rendered during the period and valued them at the grant date using the Black Scholes valuation model. In connection with the issuance of the July 2012 Notes “(See Note 7)”, the Company issued warrants to purchase 43,497 shares over a two-year period for an exercise price of $0.40 Canadian Dollars. The Company recorded expense of $3,758 related to the issuance of the Notes as debt issuance costs. All warrants are still outstanding as of September 30, 2012 and expire at various dates through 2016.

A summary of warrants issued, exercised and expired for the nine months ended September 30, 2012 and the related changes during this period follows:

Warrants
Balance at December 31, 2011	242,850

Issued	318,497
Exercised	—
Expired	—
Balance at September 30, 2012	561,347

7. CONVERTIBLE DEBT

July 2012 Convertible Debentures

In July 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $215,300 Canadian Dollars ($218,831 as of September 30, 2012). The notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the notes. The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the Notes. For the three and nine months ended September 30, 2012, the Company recorded amortization of the discount of $7,066. As of September 30, 2012, the net carrying value of the Notes totaled $141,109, net of unamortized discount of $77,722. Total interest expense on the Notes totaled $4,497 for the three and nine months ended September 30, 2012.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

In connection with the issuance of the July 2012 Notes, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares over a two-year period for an exercise price of 0.40 Canadian Dollars. The Company estimated the fair value of the warrants using a Black Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate - 0.22%, dividend rate – 0.00%. The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes. The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs totaled $4,406 for the three and nine months ended September 30, 2012.

September 2012 Convertible Debentures

In September 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $330,900. The notes mature in September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes. The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the Notes. For the three and nine months ended September 30, 2012, the Company recorded amortization of the discount of $4,821. As of September 30, 2012, the net carrying value of the Notes totaled $220,010, net of unamortized discount of $110,891. Total interest expense on the Notes totaled $4,424 for the three and nine months ended September 30, 2012.

In connection with the issuance of the September 2012 Notes, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs totaled $825 for the three and nine months ended September 30, 2012.

The following is a summary of convertible debentures outstanding as of September 30, 2012:

	Face Value	Initial Discount	Amortization	Carrying Value
July 2012 Notes	$218,831	$(84,788)	$7,066	$141,109
September 2012 Notes	330,900	(115,712)	4,821	220,009
Total	$549,731	$(200,500)	$11,887	$361,118

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8. SUBSEQUENT EVENTS

In October 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (“the Plan”) and authorized an additional option pool of 7,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted. The Company has the right to accelerate the option vesting of certain employees who terminated their employment subsequent to issuance, but agree to work in a consulting capacity.

In October 2012, pursuant to the adoption of the Plan, the Company granted options to purchase 4,367,000 shares of common stock at an exercise price of $.35 per share. Of these options, 2,400,000 were granted to the Company’s Chief Executive Officer, 800,000 were granted to the Company’s Chief Technology Officer, and 400,000 were granted to the Company’s founding member, Les Anderton.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of our financial condition and results of operations for three months and nine months ended September 30, 2012 and for the period from July 28, 2009 (inception) to September 30, 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. ”Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 8-K reporting our reverse merger transaction with Brain Tree International Inc. (“BTI”) dated January 31, 2012 (the “Merger”) filed on January 31, 2012, and amended on March 13, 2012, May 9, 2012 and June 7, 2012. We use words such as anticipate,” estimate,” plan,” project,” continuing,” ongoing,” expect,” believe,” intend,” may,” will,” should,” could,” and similar expressions to identify forward-looking statements.

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

Our revenues of $80,619 and $124,322 for the three and nine months ended September 30, 2012, respectively, represent revenues primarily from licensing, sales of services and advertising. We had revenues of $12,282 and $255,363 for the three and nine months ended September 30, 2011, respectively, with most of the nine months revenue representing the final portion of a significant service contract. We believe that our revenue will increase during the remainder of 2012 based upon our revenue recognition from licensing revenue, specific marketing efforts and “word of mouth” from satisfied users of our platform; however, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses for the three months ended September 30, 2012 of $445,844 decreased 18.5% from the comparable period in 2011, as a result of a decrease in salary and amortization expense offset by an increase in research and development and administrative costs. Salary expenses included in operating expenses for the three months ended September 30, 2012 of approximately $234,900 represents a decrease of 11.8% over the comparable period in 2011 due to the reduction of employees and use of third party consultants instead. Research and development and administrative expenses of $96,134 for the three months ended September 30, 2012 represents an increase of 22.6% over the comparable period in 2011 primarily due to an increase in marketing and sales expenses as a result of the Company’s increased efforts to execute various marketing and sales agreements to generate new sales. Amortization and depreciation expenses for the three months ended September 30, 2012 was $102,802 and $12,008, respectively, compared to $192,365 and $12,682 for the prior year period. The decrease in amortization expense is due to the initial investment amount for the platform being fully amortized at the end of the second quarter. We expect that our general and administrative expenses will continue to increase in future periods as our business expands.

Our total operating expenses for the nine months ended September 30, 2012 of $1,651,872 increased 14.8% from the comparable period in 2011, as a result of our expanding operations and the costs associated with the Merger and related SEC filings and compliance mostly offset by less research and development expenses capitalized as platform software costs on the balance sheet. Salary expenses for the first nine months of 2012 of $817,203 represents an increase of approximately 66.3% over the comparable period in 2011 due to the addition of employees in the first half of 2012 for the growth of our operations. Research and development and administrative expenses of $229,936 for the nine months ended September 30, 2012 represent a decrease of 32.1% over the comparable period in 2011, primarily due to less research and development expenses capitalized as platform software costs on the balance sheet. This decrease in research and development and administrative expenses were also offset by increases in professional fees relating to the Merger, ongoing capital raising efforts and public company compliance, and an increase in marketing and sales expenses as a result of the Company’s increased efforts to execute various marketing and sales agreements to generate new sales and enhance the Company’s profile. Amortization and depreciation expenses for the nine months ended September 30, 2012 was $565,671 and $39,063, respectively, compared to $576,239 and $32,053 the prior year period. We expect that our general and administrative expenses will continue to increase in future periods as our business expands

Interest expense for three and nine months ended September 30, 2012 of $48,680 as compared to $356,303 and $466,346, respectively for the three and nine months ending September 30, 2011 represent a decrease of 86% and 90%, respectively due to the outstanding debt during the first nine months of 2011 being converted during the prior year period into shares partially offset by an increase in interest expense for working capital loans-related party and the newly issued debenture notes during the current year period and amortization of the discount on convertible debt.

The net loss for the three months ended September 30, 2012 was $445,348 compared with a net loss of $895,711 for the third quarter of 2011, a decrease of 50% , or $450,363. The net loss for the nine months ended September 30, 2012 was $1,618,549 compared with a net loss of $1,751,547 for the third quarter of 2011, a decrease of 8%, or $132,998. The net loss decrease for the 2012 period is due principally to less interest expense and debt extinguishment costs recorded in the current periods versus in the prior periods offset by an increase in marketing and sales efforts in an effort to generate new licensing and service sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At September 30, 2012, we had negative working capital of $1,000,104 as compared to negative working capital of $497,760 at December 31, 2011. Our increase of negative working capital of approximately 101% is primarily attributable to decreases in cash and increases in accrued expenses and debt to generate cash for operations.

Our current assets at September 30, 2012, included cash and accounts receivable, net. Our current liabilities at September 30, 2012, included accounts payables, notes payable – related parties, accrued expenses representing accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans and deferred revenue.

Net cash used in operating activities was $1,133,942 for the nine months ended September 30, 2012, as compared to $1,243,707 for the nine months ended September 30, 2011 and $4,853,982 for the period from July 28, 2009 (inception) to September 30, 2012.  Working capital changes utilized cash of $202,259 in the current period as compared to $100,453 for the nine months ended September 30, 2011 due to the continued growth of our Company. In addition net income was adjusted for non-cash items by an increase of $78,572 in the current year as compared to the nine months ended September 30, 2011 due to additional stock compensation expense as a result of more issuances in options to employee and directors of our Company and accretion for debt discount and issuance costs. The increase in cash used for operating activities for the period from July 28, 2009 (inception) to September 30, 2012 is as a result of continued working capital requirements resulting in a use of cash of $1,063,238 and adjustments to non-cash items of $2,609,346 for stock compensation expense and depreciation and amortization related to the development of our Company.

Net cash used in investing activities was approximately $592,365 for the nine months ended September 30, 2012, as compared to net cash used of $192,569 for the nine months ended September 20, 2011 and $3,495,635 for the period from July 28, 2009 (inception) to September 30, 2012, which primarily reflects our website development investments, acquisition of our subsidiary and purchase of additional equipment.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $1,604,703 as compared to the $1,461,757 for the quarter ended September 30, 2011. This reflects proceeds from the private sale of our securities, issuance of our convertible debentures and proceeds from notes payable to related parties. Net cash provided by financing activities for the period from July 28, 2009 (inception) to September 30, 2012, was approximately $8,351,147 and proceeds from the private sale of our securities, issuance of our convertible debentures and proceeds from notes payable to related parties.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. Our working capital is not sufficient to fund our operations and permit us to satisfy our obligations as they become due. While we continue to raise proceeds from the sale of our securities subsequent to September 30, 2012, we have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. In addition, our executive officers have been deferring substantially all of their salary to date. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

Plan of Operation

Trunity has developed a cloud-based knowledge management and sharing platform that focuses on the rapidly growing e-learning, virtual textbook, customer experience and education marketplaces. As a result of the platform’s innovative architecture, Trunity enables unique real-time/end-to-end integration of knowledge and learning ecosystems, including (but not limited to) peer-reviewed crowdsourcing of high-value content from communities of expert contributors (today over 4,800 of the world’s top scientists use the Trunity platform and we have been growing at over 100 per month) that gets assembled into virtual textbooks (Trunity Knowledge) and delivered through Trunity’s virtual classroom solution (Trunity Learn) to customers. Trunity has been the recipient of funding from several National Science Foundation (NSF) grants to develop this disruptive solution and is partnered with National Science Foundation (NSF), The National Academy’s of Science (NAS), The Encyclopedia of the Earth and the National Council for Science and the Environment (NCSE) along with over 140 additional institutional contributors as core content contributors and customers. We believe there is a substantial market opportunity of more than 250 million potential users of our platform due to its proven ease of use, searchability of ideas, thoughts and research, and ability to archive and organize data in a sophisticated and easy to use format.

Trunity recently signed a licensing agreement with Global Social Ventures, a U.S. and India venture investment group doing business as Trunity India to market and resell the Trunity Platform for the territories of India, Pakistan, Burma, Nepal, Bangladesh and Sri Lanka. The royalty license fee charged by Trunity to Global Social Ventures is 7.5% of gross revenue, with estimated minimum five-year royalties of $400,000. In addition, Global Social Ventures is responsible for the server and support infrastructure costs for Trunity India. As India and its neighboring countries contain a population of over 1 billion people, largely English speaking, this represents a very large and potentially valuable market for Trunity. Trunity India continues to expand and currently has 15 full time employees and is ramping its sales and marketing effort in the territory covered by their license agreement.

The New Hampshire EPSCoR (Office of Experimental Program to Stimulate Competitive Research) program at University of New Hampshire recently selected and signed a contract to use Trunity as their platform of choice for collaboration and content sharing in June of 2012. In September 2012 the implementation was complete and in full production. UNH paid Trunity for the second year of the project in September 2012. As part of this contract, Trunity is providing a secure, cloud-based collaboration space for hundreds of scientists, educators, students, and administrators from the NH K-12, higher-ed, non profit and private sectors. The Trunity platform will be a shared collaboration tool amongst several prominent New Hampshire colleges. According to the EPSCoR director, UNH is in year two of a 5-year National Science Foundation (NSF) grant. Trunity’s contract value for the five year term is estimated at $150,000 for licensing fees as well as additional fees for professional services to support their platform during this period.

Trunity has added “The Encyclopedia of Life” as a major new content partner to its network of over 90 current expert content partners. This partner has given permission to import all of its library of over 500,000 high quality expert reviewed content items for use within Trunity’s virtual textbooks and other education and training solutions. Trunity continues to add about 100 new author sign-ups per month through its Encyclopedia of Earth, CAMEL and other expert content properties.

Trunity’s recently launched its first virtual textbook solution after six months of testing. First customer deployment was with Boston University in the 2012 fall semester, with over 150 students purchasing a Trunity textbook in a single class. We received inquiries from over 50 colleges and universities seeking demo copies of our textbook solution. The average introductory textbook price is $40-$50 per book per student for this class.

Lastly, Trunity in September 2012 signed a marketing and reseller agreement with Brand Aid a specialized digital marketing firm specializing in the healthcare and pharmaceutical industries. Brandaid selected Trunity’s knowledge sharing platform based on its unique capabilities to capture and share specialized high value knowledge in a secure gated on-line community. During the third quarter of 2012 Trunity and Brand Aid jointly secured a contract with Pacira Pharmaceuticals which is estimated to generate approximately $208,000 in revenues during the last quarter of 2012 and the first quarter of 2013. Trunity has developed a pipeline of opportunities that it believes will lead to significant revenue in the healthcare and pharmaceutical industries.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first and second quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first, second and third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except:

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, Inc., employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortuous interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; however, no depositions have been taken to date. Trial of the case is scheduled for September 2013. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

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

In July 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $215,300 Canadian Dollars ($218,831 as of September 30, 2012). The notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the notes.

In September 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $330,900. The notes mature in September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.	Other Information

On October 1, 2012, we added two new directors to our Board: Peter M. Banks, Ph.D.; and Richard H. Davis.

Peter M. Banks, Ph.D.

Dr. Banks has 30 years of academic and research program experience at University of California, San Diego, Utah State University, Stanford and the University of Michigan, where he was also Dean of Engineering from 1990 to 1994. Later, from January 1995 to May 1999, he was the CEO of the Environmental Research Institute of Michigan and ERIM International, companies providing earth remote sensing research and products for government and commercial customers. Since 1999, Dr. Banks provided consulting services to the US Government. Dr. Banks has served on the board of directors of many private for-profit and not-for-profit companies. Dr. Banks has a Ph.D. in Physics from Pennsylvania State University, received a Distinguished Public Service Medal from NASA for his contributions to the development of the International Space Station, and is a member of the National Academy of Engineering. He is a Fellow of the American Geophysical Union.

Richard H. Davis.

Mr. Davis has over 30 years of experience in finance, investment banking and venture capital. He received a B.S degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities, assuming the newly-created position of managing director of corporate finance. In February 2008, Mr. Davis became a director of PowerVerde Inc., a Phoenix, Arizona-based producer of emissions-free electric power generation systems. Since August 2011, Mr. Davis has also served on a part-time basis as Chief Executive Officer of PowerVerde.

On October 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the Plan) and authorized an additional option pool of 7,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted. The Company has the right to accelerate the option vesting of certain employees who terminated their employment subsequent to issuance, but agree to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options.

In October 2012, pursuant to the adoption of Plan, we granted options to purchase 4,367,000 shares of common stock at an exercise price of $.35 per share. None of these options were granted to Dr. Banks or Mr. Davis or to either of our other independent directors. Of these options, 2,400,000 were granted to Terry Anderton, our Chief Executive Officer, 800,000 were granted to Joakim Lindblom, our Chief Technology Officer, and 400,000 were granted to founding member, Les Anderton.

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

TRUNITY HOLDINGS, INC.

Date: November 19, 2012	By:	/s/ Terry Anderton
Terry Anderton,
Chief Executive Officer and Chief Financial Officer

