Form 10-K
period 2012-12-31
Trunity Holdings, Inc.
filed 2013-04-16
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                               For the fiscal year ended December 31, 2012
OR
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                               For the transition period from _________ to _________
Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

15 Green Street, Newburyport Massachusetts 01950	01950
(Address of principal executive offices)	(Zip Code)

(866) 723-4114
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.YES ☐  NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ LARGE ACCELERATED FILER	☐ ACCELERATED FILER
☐ NON-ACCELERATED FILER	☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO  ☒

As of June 30, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the last sales price was $5,353,664 (21,414,657 shares of Common Stock at a closing price of $0.25).

As of April 15, 2013, the registrant had 37,026,447 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

TRUNITY HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

PART I

ITEM 1.  BUSINESS

General

Trunity Holdings, Inc. (“Trunity” or the “Company”) is a Delaware corporation headquartered in Newburyport, Massachusetts. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Newburyport, Massachusetts has developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platforms innovative multitenant cloud-based architecture, Trunity enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any internet-enabled computer or smart mobile device. All content powered by Trunity is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange Store or within private communities powered by the Trunity platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part (similar to the iTunes model of purchasing individual songs and making custom playlists).

The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd-sourced communities, individual authors, teachers, as well as institutional repositories and content partners. Trunity’s platform currently hosts a growing community of over 4,300 expert contributors made up of the world’s top scientists and educators, who create peer-reviewed educational content. Trunity has customers both domestically but also internationally having won a significant national project to provide 1.5M students in Ukraine with its core learning management and Knowledge Exchange platform. Trunity also hosts many National Science Foundation (NSF) and NASA funded projects including The National Council for Science and the Environment (NCSE), University of New Hampshire EPSCoR, Encyclopedia of Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of whom also serve as core content contributors into the Trunity Knowledge Exchange. In addition, Trunity completed a significant project for The National Academy of Sciences to develop and deploy an online collaboration workspace for scientists to exchange and publish scientific findings from the investigation of declassified satellite earth imagery. We believe that Trunity’s cloud-based platform, which tightly integrates expert validated learning content with learning management (as described in greater detail below), is poised to make major inroads into the education marketplace.

Description of Products and Services

Trunity offers a Learning Content Management System (LCMS) that has been built from the ground up atop a robust knowledge gathering and management platform. This platform currently comprises four tightly integrated components:

1.	Content: functionality for collaboratively gathering, organizing and publishing knowledge content, such as for encyclopedias, knowledge bases and e-textbooks.

2.	Learning Management: functionality for teaching and learning management, such as assignments, quizzes, exams, grading, and reporting.

3.	Collaboration: functionality for collaboration and online social interaction, such as messaging, forums, commenting, rating, tagging and sharing.

4.	Trunity Knowledge Exchange: store functionality for distributing and monetizing living content, such as royalty tracking, real-time updates and analytics.

Connecting these components is an integrated core that includes identity/profile management, single sign-on, productivity dashboards, knowledge taxonomy management, content exchange, e-commerce and search functionality. Depending on the application, all or any subset combination or all of the functional components can be deployed for a specific customer solution. Also, the Trunity platform can be used as a stand-alone solution or may be integrated with existing data systems.

All components of content within the system are treated as assets – from textbooks and lectures to assignments to exams – and may be shared, modified and re-used effortlessly on a per-permission/policy/fee basis via Trunity’s integrated publishing and e-commerce infrastructure.

Content

Trunity’s platform brings authoring, peer review, and publishing workflow 100% online, allowing subject matter experts, publishers, and educators to contribute content, and create and assemble various types of education products from all digital media types including, text, audio, video, dynamic illustrations, html based applications, lesson plans, and exams etc. Product modularization capabilities improve the reusability of individual modules for a variety of purposes. Modules from various sources can be combined to create customized e-textbooks and courseware.

Learning Management

In addition to Trunity’s content capability, the platform facilitates learning for both 100% online and blended educational environments.   With features found in most existing learning management system (LMS) platforms, Trunity allows professors to manage their course schedules, administer exams and quizzes, provide and grade assignments and more.  The platform also allows students to collect all their grades, submit assignments and projects, and maintain them in a personal online profile.  An ePortfolio enables students to share selected items (such as projects) with other classmates or with potential employers.

Collaboration

The Trunity platform enables collaboration with several social networking features in the form of student-to-student, student-to-teacher, or teacher-to-teacher. Collaboration has been shown to greatly aid the learning process for students as well as instructors.  Whether it is the ability to rate content, add comments or engage in discussion forums, the Trunity platform is designed with the understanding that education works best when communication flows freely.  With this level of communication, course material and virtual textbooks can be updated in real-time if new information becomes available. Students can also see a list of their colleagues that are taking courses with them.  This fosters a community feel for the students from day one, whether the class is on campus or online.

Trunity Knowledge Exchange

The Trunity Knowledge Exchange allows content on the Trunity platform to be purchased in whole or in part. It allows content to be mixed and matched into customized e-textbooks and courseware (similar to the iTunes model of purchasing individual songs and making custom playlists). Customized courseware can be added to the Trunity Knowledge Exchange or made available in private communities powered by the Trunity platform. Automatic royalty tracking keeps track of payments to the original authors and curators according to the value of their contribution. When the original content source is updated, all instances of where that content is used within the Trunity Knowledge Exchange receive the update. Purchased content may also receive updates according to publisher mandate and user opt-in functionalities.

Key Differentiation

Key value propositions provided by the Trunity platform include:

Transforming the world of publishing

•	bringing authoring, peer review and publishing workflow 100% online

•	reducing time, environmental impact, and cost to produce and deliver

•	driving the shift to modularized content to broaden its application and audience

•	individual expert authors the tools and marketplace to share their knowledge

•	give direct insight into how content is used, enabling real-time updates

•	providing authors a much higher percentage of the royalties from their work

Transforming education and student engagement

•	giving teachers the ability to create and recombine content to deliver customized learning experiences

•	making content searchable by popular metrics and standards

•	integrating social collaboration, networking and learning management with the content/courseware

Transforming access to knowledge and learning

•	cloud-based platform provides access anytime, anywhere, on any device in the connected world

•	equal opportunity access to learning resources from the best and brightest authors and educators

The traditional publishing model lags in its timeliness to market and in its ability to remain up-to-date. Printed textbooks are expected to last anywhere from three to five years. For dynamic subjects such as environmental science, biology, engineering, medicine, law and political science, the majority of these textbooks are dated and contain factual errors by the time they are published. Also, single authoritative sources and the standardization of content does not address localization, differences in learning and teaching styles, or offer the breadth of voice that is a major requirement of the Common Core standard.

In contrast, Trunity’s crowd sourced publishing model offers educators access to a rich and dynamic source of educational content that can be customized to meet a full range learning abilities and teaching styles. While aiming to be internationally competitive, educational content can also be made both personal and local, bridging the gap between personal experience and formal instruction and a broader world view. Content on the Trunity platform maintains it's integrity through a quality and peer-review process.  Experts from around the globe who wish to contribute content and author on the platform go through an approval process where their credentials are verified. Once approved these experts, under their own names, may author and peer-review in the areas of their expertise. They may publish any size of resource from an entire book to a module containing a single learning concept and make these available in whole or in part on the Trunity Knowledge Exchange.

This content is then selected by teaching professionals to be incorporated into a virtual textbook that is assembled as needed. Through analytics tied to each content module, authors are able to see how their content is being used and to view comments. Author updates are available immediately. When the original content source is updated, all instances of where that content is used within the Trunity Knowledge Exchange receive the update. Educators can choose the updates they wish to include for their courses already in session. Purchased content within a student’s lifelong personal library may also receive updates according to publisher mandate and user opt-in functionality. Automatic royalty tracking keeps track of payments to the original authors and curators according to the value of their contribution each time a content module is purchased by or on behalf of a student. Trunity retains 30%-50% of the revenue, paying content contributors up to 70% of the royalty.

The flexible multitenant nature of the Trunity platform allows every customer instance to be customized, organized and branded according to the customer’s needs, while allowing content to be dynamically shared within and between organizations, as described above. The Trunity platform allows many types of inter- and intra-organization topologies to be created and dynamically updated, serving and keeping current with the evolving needs of customers. This functionality enables the creation of new and innovative solutions for customers such as schools, districts, textbooks publishers, government agencies, NGOs and businesses, and is the basis for Trunity’s integrated ecosystem-centric solution, as described below. To our knowledge, none of the above-described functionality is currently provided by any of our competitors.

Trunity has developed a highly differentiated patent-pending technology platform that integrates all of the essential web services in one fully hosted solution to capture, publish and socialize content. Key competitive features and functionality of the platform include:
Fully integrated

•	content, learning management and social collaboration/learning/networking in a single coherent fully integrated solution

•	flexible multi-tenant architecture allows easy integration across institutions, departments, classrooms, collections, libraries, etc.

•	single sign-on/dynamic content integration/exchange with 3rd party platforms/solutions via well-defined modern APIs

Streamlined & on-demand

•	streamlined feature set provides what’s needed for most deployments, avoiding the steep learning curve of bloated LMS’

•	cloud-based and on-demand, allowing fast deployments on an individual teacher, department, school or district level

Flexible knowledge exchange

•	many-to-many, one-to-many and peer-to-peer exchange of content modules, courseware, books, etc.

•	flexible remixing with automatic updating of content, plus usage stats and feedback to original content creators/owners

•	e-commerce system automatically tracks and distributes royalties to original content across multiple remixed generations of content

Publisher agnostic

•	level playing field in which all publishers can play without fear of giving their competition a built-in advantage

Advanced crowdsourcing

•	cost efficiency of crowd sourcing, with quality control and meta-tagging needed for educational standards

•	flexible workflow adaptable for teacher-to-teacher, expert content creation and other crowdsourcing applications

User centric

•	single user ID gives an integrated 360° view across all classes, schools, institutions and content that the user touches

•	personal life-long library allows each user life-long access to all learning materials, courses, class work, and social connections

Future proof & device agnostic

•	html5 content core, highly scalable schema-less database technology & API centric architecture provides future proofing

•	designed to support all major end-user devices, allowing deployment in heterogeneous “bring your own device” environments

Trunity Solutions and Applications

We believe that the unique architecture and capabilities of the Trunity platform enable new and innovative solutions and applications to be created to address longstanding problems and unmet needs within the education marketplace, some of which are described here. All items below, except for those specifically noted as “soon to be launched”, are currently available in use.

The core Trunity platform is offered to customers on a SaaS licensing basis. Trunity also offers the Knowledge Exchange store (both Trunity branded and white-labeled) and e-commerce functionality for purchase and sale of content (virtual textbooks, learning objects, etc.). In addition, Trunity provides professional services for customization, branding and deployment of customer solutions. Trunity also works with partners that provide professional services and/or provides the Trunity solution to customers on an OEM basis.

Trunity leverages these conditions by offering a collaborative knowledge management and publishing platform that dynamically brings together educational content from multiple sources with learning management functionality to deliver a fully integrated solution into the classroom. Course material or virtual textbooks can be created from a wide array of content types. These content types include:

•	Imported digital content from traditional textbook publishers (soon to be available)

•	Virtual textbooks created by authors using the Trunity platform

•	Custom content entered by professors and instructors

•	Crowd-sourced content (e.g. from repositories such as the Encyclopedia of Earth)

In addition to traditional print content, the Trunity platform supports multimedia files, teaching resources and social collaboration items such as discussion forums, blogs and comments specifically tagged to the content.

Content may be readily integrated into various types of applications, including virtual textbooks, courseware and learning management (the Trunity platform also enables third party learning management tools to be integrated into its solution as well).

Analytics, comments, and other metrics are available to authors and publishers in order to track, in real-time, how their content is being used in classrooms. This allows issues to be quickly identified and corrected on the fly. New editions are automatically made available without requiring any effort on the part of publishers or school systems to manage editions through the channel.

Textbook Authoring

The textbook market in higher education and K-12 is facing a significant transformation. As technology allows information to be created, updated and distributed more rapidly, we believe that the seemingly glacial pace of creating and delivering printed textbooks will soon become antiquated. What is needed is an approach that takes advantage of low cost computers and tablets along with increasing availability of high bandwidth that enables more information to live in ‘the cloud.’ At the same time, there is a strong desire from schools to tightly integrate learning content with learning management functionality, which heretofore has been delivered as a separate standalone solution.

Trunity provides next-generation online collaborative textbook authoring tools for authors (as well as publishers who wish to use this capability). Authoring can be done on a more traditional workflow basis, or it can be done on a collaborative crowd-sourced basis, complete with integrated peer review and editorial quality control. Schools, professors and course curators can use complete textbooks as the basis for courses or they can mix-and-match a la carte content from multiple textbooks to provide highly customized learning experiences. All delivery platforms, including Windows, MacOS, iOS, Android, Kindle are currently supported on the Trunity platform.

Authors/publishers control rights for their content, and, when a user within the system wishes to use the content (either through Trunity’s integrated Live Cross Publishing toolbar or via the Knowledge Exchange Store), the system automatically mediates the transaction and charges/distributes payments (authors/publishers set sharing policies in the interface when they publish content, which includes for free, by permission only, or for a fee; authors/publishers keep 50-70% of the fee, while Trunity charges a 30-50% transaction fee depending on agreement or relationship with the author or publisher). Users can pull content in this manner from multiple sources, mixing and matching content to create virtual textbooks and courseware, which in turn may be deployed and resold to other users, with the original authors automatically compensated through the system wherever their content is being used.

Content Collections

Trunity supports the creation of knowledge collections via crowd-sourcing of educational knowledge from subject matter experts. Content is reviewed, approved and organized via online peer and editorial review processes, combining the efficiency of crowd-sourcing with the quality assurance of traditional publishing methods. This content is searchable and accessible publically and can easily be integrated into virtual textbooks and courseware (as well as other content collections).

Trunity’s patent pending Live Cross Publishing technology allows easy exchange of content (by permission or for a fee) between any two customers using the Trunity platform and ensures that the author updates gets automatically revised wherever it is being used. This functionality assures that the content never goes out of date no matter where and how it is used, and saves schools and organizations the often massive cost of keeping content up to date.

Course Creation & Collaboration

With Trunity, courses can be created by leveraging content from textbook publishers, which can then be organized and customized by departments or instructors. Built-in navigation enables content to be organized into multi-layered modules or chapters, creating unified courseware that is fully integrated with the core online textbook content. Trunity offers collaboration through built-in forums, blogs and commenting support. Students can share questions, answers, comments, etc., on message boards that are only available to students within the class.

E-Commerce

Our e-commerce functionality is designed to track all sales in real-time, and reimburses authors, publishers and distributors accordingly. We believe that the white-label e-commerce functionality will soon allow universities and learning solution providers to integrate Trunity-powered content purchases into their offerings.

Solutions for Business

The same platform that enables a new style of learning environment for classrooms also serves businesses. Trunity enables companies to educate and engage their customers, business partners and employees. Companies and their customers converse through forums, with customers sharing experiences and establishing best practices. The company can solicit feedback with surveys and forums. Business partners can take exams to become certified to sell the company’s products, and employees can share project information, HR policies, training materials and more leveraging Trunity’s content management capabilities. As with the education market, all of this is provided in a Software as a Service (“SaaS”) environment, freeing the corporate IT groups to focus on mission critical applications.

Strategy

Trunity has both a viral as well as a more traditional sales/partnership marketing strategy. The value of the Trunity community grows with each additional customer that adopts the Trunity platform driving increased traffic, content and collaboration possibilities to other users on the network. Trunity is also partnering with significant system integration firms and channel partners. Trunity has developed significant partner’s to deliver digital content to schools in the US and around the globe. Trunity also is the beneficiary of many grants and partnerships with organizations like the NSF and NASA and leverages those to further its business. Much of Trunity's direct sales efforts focus on securing very large deployments of the platform, including whole country adoptions such as the OpenWorld project in Ukraine covering 1.5 million students in grades 5th-9th.

Market Opportunity

The North American market for online learning products will grow to $27.2 billion by 2016, up from the $21.9 billion reached in 2011, according to a new report by Ambient Insight called, "The North America Market for Self-paced eLearning Products and Services: 2011-2016 Forecast and Analysis." The traditional textbook publishing market exceeds $13 billion domestically alone. With the advent of the iPad and tablet computing, the entire industry is undergoing a massive market swing to electronic publishing. Even so, the dominant publishers still follow a traditional approach to authoring, editorial review, production and distribution of content, delivering e-textbooks that are essentially only electronic versions of the physical textbook. This conservative "status quo" approach does little to reduce costs and time-to-market, and doesn't take advantage of powerful capabilities that the new technology medium is able to offer, presenting a major market opportunity for Trunity's faster, less expensive, better integrated and much more powerful solution.

Trunity disrupts this entire model by crowd sourcing the content and allowing the professor teaching the class to select the content required and create an on-the-fly virtual textbook. This eliminates the publisher and allows scientists and experts to self-publish short articles or case studies giving students a much higher quality product. In addition to disrupting the traditional publishing and distribution model (e.g. by crowdsourcing and peer-reviewing educational content from subject matter experts and allowing educators to create from this content custom virtual textbooks complete with learning management and collaboration functionality).Trunity's "publishing marketplace" approach also provides traditional publishers a neutral "publisher agnostic" channel to sell content into schools, whereby they can take advantage of the powerful functionality provided by the platform. Based on increasing demand by customers for functionality (e.g. mixing and matching content from different publishers into customized curriculum, etc.) that current publishers are unable meet, we believe this will be an increasingly attractive option for publishers as well as a significant added market opportunity for Trunity.

Our History

Trunity, Inc. was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders, Terry B. Anderton, Dr. Joakim Lindblom and Les V. Anderton.  In early 2012, the Company became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”).

BTI was incorporated on July 26, 1983 to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals.  At the time of the reverse merger, BTI was a shell company with no assets.

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

Description of Revenues Sources

Trunity derives the majority of its revenue from four sources: license revenue; professional services; transaction revenue from the sale of virtual textbooks and related content; and advertising within the Trunity domain.

—
Licensing Revenue – Trunity charges a subscription based license fee for the use of our Trunity Connect and Trunity Learn cloud-based software. Trunity charges on a per user basis between $5/user in the K-12 marketplace to $15/user in the higher education marketplace. We charge a flat fee on a monthly basis in the commercial enterprise sector ranging from $1,000 - $5,000/month depending on the number of users and other factors including bandwidth and storage requirements. We typically enter into a minimum of a one-year contract with both our educational and commercial enterprise customers.

—
Transaction Revenue – Trunity sells virtual textbooks, lesson plans and other related content through our on-line Knowledge Exchange content store. We do not own the content; however, we make a margin of 30 – 50% on all content sold through the Trunity Knowledge Exchange store. Trunity expects this source of revenue to be a significant source of future growth for the Company going forward.

—
Professional Services – Trunity provides specialized services and consulting to its customers. These services including data migration, creative and engineering services required to utilize our software products effectively. We charge between $85 to $200/hour based on the skill set and time commitment required by the customer.

—
Advertising Revenue – We have over 1,000,000 page views per month on knowledge collection sites hosted on the Trunity platform. Some of these sites are publicly available and host advertising provided currently by Google Adwords. This generates approximately $1,000/month in revenue.

Current and Potential Customers

Our customers include Ukraine Government’s Open World National Project, University of New Hampshire, Boston University, National Council for Science and the Environment, Westfield Bank of Massachusetts, among several others. We are aggressively pursuing new opportunities, as we will need to substantially increase revenues in order to achieve profitability. We have recently hired internal marketing and sales staff to accelerate our pursuit of new opportunities. Additionally, we hired BrandAid, a sales and marketing firm, to help us market ourselves and secure business in the pharmaceutical industry. We are also pursuing a reseller relationship with several significant systems integrators and resellers in the markets that we have targeted. We intend to work with large resellers to leverage their market presence and install bases.

Research and Development

The Company is in the development stage and it is presently undertaking research and development of its platform.  Trunity has spent approximately $1,833,714 on research and development during the last two fiscal years.  Based on our current state of development we anticipate exiting the development stage in the beginning of 2013.

Intellectual Property

Trunity relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and invention agreements with its employees, independent contractors and clients to protect information which the Company believes is proprietary or constitute trade secrets.

In addition, Trunity has filed two patent applications (comprising eight unique concepts), which in 2012 were converted from provisional to full patent applications:

●
System and Method for Virtual Textbook Creation and Remuneration: United States Patent Application #13585948; filed August 15, 2012; inventors are Kevin H. Eaton, Halldor F. Utne, Joakim F. Lindblom; assigned to Trunity, Inc.

●
System and Method for Dynamic Cross Publishing of Content Across Multiple Sites: United States Patent Application # 13679007; filed November 16, 2012; inventor is Joakim F. Lindblom; assigned to Trunity, Inc.

We are working on four additional patent applications which we expect to file in 2013. There can be no assurance that any of these patents will ultimately be issued.

Competition

Trunity faces substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Trunity’s principal competitors consist of educational publishing companies and open source platforms such as Houghton Mifflin Harcourt, Pearson, McGraw-Hill, Blackboard, Inc., and Moodle. These and other competitors may prove more successful in offering similar products and/or may offer alternative products that prove superior in performance and/or more popular with potential customers than the our products. Trunity’s ability to commercialize its products and grow and achieve profitability in accordance with its business plan will depend on its ability to satisfy its customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Employees

As of April 8, 2013, Trunity has 10 employees, of which all are full-time employees.  None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Consultants

In an effort to contain our initial operating expenses while gaining access to the specialized services we need to rapidly grow our company, we expect to rely heavily on outside consultants to provide us with a wide range of expertise. Our current consulting arrangements include:

•
In March 2012,  we entered into a consulting agreement with RCM Financial Consulting, principally owned by Nicole Fernandez-McGovern, to provide a variety of services to the Company, including general accounting compliance, internal and external financial reporting requirements, and treasury and management consulting. As compensation for these services, Trunity paid the firm approximately $93,000 based on hourly billings for services performed.  Ms. Fernandez-McGovern became the Company’s Chief Financial Officer in April 2013. We will continue to  use her firm’s services on an as needed basis for accounting personnel other than her.

•
In 2012, Trunity, Inc. entered into a consulting agreement with Magdiel Rodriguez to provide a variety of services as Chief Enterprise Risk Officer. Mr. Rodriguez is responsible for establishing the organizational structure for risk management, leading and overseeing  the implementation of programs, regulatory compliance and market requirements for Trunity’s e-commerce business and providing leadership and oversight of the overall security infrastructure of the Company

•
In 2012, Trunity entered into a consulting agreement with Peter Banks, to provide a variety of services as Senior Vice-President of Education. Dr. Banks extensive background as an educator will aid the Company in driving recruitment of new authors on the Trunity platform, thereby growing the content on the Trunity Knowledge Exchange.

•
In 2012, Trunity entered into a consulting agreement with American Capital Ventures to assist in their investor relations and financial marketing efforts, which we see as an imperative campaign given the Company’s recent entry into the public markets.

Management

Trunity’s management consists of experienced sales, marketing and engineering professionals from the networking, technology and software industry. Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Report.

Impact of JOBS Act

On April 5, 2012, the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”) was enacted into law. Under the JOBS Act, Congress established a new statutorily defined category of registrant referred to as an “emerging growth company” (“EGC”) which, among other things, affords such registrants with relief from certain disclosure requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) for so long as they continue to qualify as an EGC.

A registrant qualifies as an EGC if it has total annual gross revenues of less than $1 billion as of the end of its most recent completed fiscal year and has not filed for its initial public offering of common equity securities under the Securities Act of 1933 (the “Securities Act”) prior to December 9, 2011. Under this definition, we qualify as an EGC.

For so long as we qualify as an EGC:

—	We will not be required to comply with the auditor attestation over internal control requirements under §404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”).

—
We may elect to comply with the following scaled-back executive compensation disclosure requirements (“Reduced Executive Compensation Disclosures”):  (a) EGCs are not required to comply with the annual “say on pay” and “say on golden parachute” advisory voting requirements and rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), (b) EGCs are not required to include the disclosures that will be required under future rules to be promulgated under the Dodd-Frank Act as to the relationship between executive compensation and company performance,  and the ratio of CEO pay to median employee pay, and (c) EGCs may elect to provide the same level of executive compensation disclosures as required by Smaller Reporting Companies (as defined under Rule 12b-2 promulgated under the Exchange Act and referred to herein as “SRCs”), which includes, among other things, the omission of Compensation Disclosure and Analysis discussion, inclusion of fewer tables, and disclosure of compensation for only the CEO and the two next highest paid officers.

—
We may elect on a one-time basis not to comply with new or revised accounting principles that apply to public companies, as long as we comply once the rules become applicable for private companies. We are required to make an irrevocable election which will continue for so long as we retain our status as an EGC status.

—	We will not be required to comply with any Public Company Accounting Oversight Board rules regarding mandatory audit firm rotation and auditor discussion and analysis should such rules be adopted.

As an EGC, we are not required to take advantage of all of the benefits made available to us under the JOBS Act described above, but may instead opt-in to certain of those scaled-back disclosures and phased-in requirements as we so desire. However, as discussed above, we are not permitted to selectively opt-in with respect to compliance with new or revised accounting rules or pronouncements. Accordingly, we have irrevocably elected to opt out of compliance with any new or revised accounting principles until any such rules become applicable to private companies.

Under the JOBS Act, we will retain our status as an EGC until the earliest of: (1) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as may be adjusted under the JOBS Act) or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (3) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” under Rule 12b-2 promulgated under the Exchange Act.

It should be noted that we also currently qualify as a SRC. As a result, in the event that we are no longer an EGC, we will continue to be exempt from the auditor attestation requirements of SOX and eligible to comply with the Reduced Executive Compensation Disclosures for so long as we qualify as a SRC. We also may elect to provide other scaled-back disclosures applicable to SRCs (not just those relating to Reduced Executive Compensation Disclosures).

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement.  These filings are available free of charge on the Company’s website, http://www.trunity.com, shortly after they are filed with, or furnished to, the SEC.

The SEC maintains an Internet website, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers.

ITEM 1A.  RISK FACTORS

Investing in our common stock is speculative and involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Annual Report before investing in our common stock. We believe that the risks and uncertainties described below are all of the material risks we face; however, additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by some or all of the matters described below or other currently unknown factors. In that case, the value of our Common Stock could decline, and investors could lose all of their investment.

Risks Related to Our Business

General; We Have Limited Operating History.

Trunity was formed in 2009 and has a limited operating history with substantial operating losses. The Company has yet to generate any significant revenues, and the commercial value of its products and services is uncertain. There can be no assurance that the Company will ever be profitable. Further, the Company is subject to all the risks inherent in a new business including, but not limited to: intense competition, lack of sufficient capital, loss of protection of proprietary technology and trade secrets, difficulties in commercializing its products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers.

Intellectual Property.

The Company relies primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect its proprietary technology, which is its principal asset.

The Company’s ability to compete effectively will depend to a large extent on its success in protecting its proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patent that the Company applies for will be issued, (ii) any patents issued will not be challenged, invalidated, or circumvented, (iii) that the Company will have the financial resources to enforce its patents or (iv)the patent rights granted will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting its patent rights, including those granted by third parties, and the Company might not be able to afford such expenditures.

Although the Company has entered into confidentiality and invention agreements with its key personnel, there can be no assurance that these agreements will be honored or that the Company will be able to protect its rights to its non-patented trade secrets and know-how effectively. There can be no assurance that competitors will not independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to the Company’s trade secrets and know-how. In addition, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. If the Company does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture or sale of products requiring these licenses could be foreclosed.

Need for Additional Funds.

We currently have enough cash on hand or commitments from investors to fund operations for approximately the next two months. Consequently, we are in the process of raising substantial additional funds. Without such additional funds, we may have to cease operations. The Company will require substantial additional funding for its contemplated research and development activities, commercialization of its products and services and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay or scale back its activities or to cease operations.

Going Concern.

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

Competition.

The Company faces substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than those of the Company. The Company’s principal competitors consist of educational publishing companies and open source platforms such as Houghton Mifflin Harcourt, Pearson, Blackboard, Inc., and Moodle. These and other competitors may prove more successful in offering similar products and/or may offer alternative products that prove superior in performance and/or more popular with potential customers than the Company’s products. The Company’s ability to commercialize its products and grow and achieve profitability in accordance with its business plan will depend on its ability to satisfy its customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that the Company will be able to achieve or maintain a successful competitive position.

Operational failures in our network infrastructure could disrupt our remote hosting and application services, could cause us to lose clients, sales to potential clients and could result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services and other application services we provide to some of our clients. We provide remote hosting and other application services through computer hardware that is currently located in third-party co-location facilities in various locations in the United States. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service or other application services could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have developed redundancies in some of our systems, we are exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosting or application service clients in the event of an extended loss of service at the co-location facilities. Though some of our co-location facilities are served by data backup redundancy at other facilities, they are not equipped to provide full disaster recovery to all of our hosting and application services clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our hosting and application services clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them, and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure, reducing our operating margins and diverting capital from other efforts.

Because we generally recognize revenues ratably over the term of our contract with a client, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

When our products are fully launched we will recognize most of our revenues from clients monthly over the terms of their agreements, which are expected to be 12 months. As a result, much of the revenue we will report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients generally are recognized over the applicable agreement term.

Governmental Incentives.

The Company’s business plan relies to some extent on the availability of federal and state incentives for K12 schools to implement online course offerings. There can be no assurance that some or all of these incentives will not be substantially reduced or eliminated, nor can there be any assurance that any currently proposed incentives will actually take effect.

Government regulation of the Internet and eCommerce is evolving and unfavorable changes could substantially harm our business and results of operations.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Existing and future laws and regulations may impede the growth and use of the Internet or other online services. These regulation and laws may address pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales, and other taxes, libel and personal privacy apply to the Internet and e-Commerce. Unfavorable resolution of these issues could have a material adverse effect on the Company’s business, results of the operations and financial condition.

Management and Dependence on Key Personnel.

The success of the Company will depend in large part upon the skill and efforts of its founders and executive officers, Terry B. Anderton and Joakim Lindblom and other key personnel, including those who may be hired. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on the Company. In addition, as we seek to expand our organization, the hiring of qualified sales, technical and support personnel could be difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

Our current principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our founders, including our executive officers and directors, as of April 16, 2013, beneficially own approximately 16.9% of the issued and outstanding Common Stock. Consequently, these shareholders may be able to determine the composition of the Board of Directors, retain the voting power to approve matters requiring shareholder approval and continue to have control over the Company’s operations. The interests of these shareholders may be different from the interests of other shareholders on these matters. The concentration of ownership could also have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control of the Company.

Calamities.

Although the Company maintains insurance which it considers prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as terrorist attacks, earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the Company.

If our products contain errors, new product releases are delayed or our services are disrupted, we could lose new sales and be subject to significant liability claims.

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. We have frequent new product and functionality releases, and those releases may be delayed from their scheduled date due to a wide range of factors. Finally, our service offerings may be disrupted causing delays or interruptions in the services provided to our clients. In the past, we have encountered defects in our product releases, product development delays and interruptions in our service offerings. Despite our product testing, planning and other quality control efforts, we anticipate that our products and services may encounter undetected defects, release delays and service interruptions in the future. Significant errors in our products, delays in product releases or disruptions in the provision of our services could lead to:

●	delays in or loss of market acceptance of our products;

●	diversion of our resources;

●	a lower rate of license renewals or upgrades;

●	injury to our reputation; and

●	increased service expenses or payment of damages.

Because our clients use our products to store, retrieve and utilize critical information, we may be subject to significant liability claims if our products do not work properly or if the provision of our services is disrupted. Such claims could result in significant expenses, disrupt sales and affect our reputation and that of our products. We cannot be certain that the limitations of liability set forth in our licenses and agreements would be enforceable or would otherwise protect us from liability, and our insurance may not cover all or any of the claims. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

If we fail to keep pace with rapid technological changes, our competitive position will suffer.

The eLearning industry is characterized by rapid technological change. Failure to respond to technological advances could make our business less efficient, or cause our products to be of a lesser quality than those of our competitors. These advances could also allow competitors to provide higher quality services at lower costs than we can provide. Thus, if we are unable to adopt or incorporate technological advances, our services will become uncompetitive.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of research institutions, foundations, universities and other education providers.

Most of our customers and potential customers are research institutions, foundations, universities and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential customers to reduce their purchases of our products and services, or to decide not to renew service contracts, either of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. The severe economic downturn experienced in the U.S. and globally has caused many of our clients to experience severe budgetary pressures, which has and will likely continue to have a negative impact on sales of our products. Continuing unfavorable economic conditions may result in further budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease.

Security Breaches Could Damage Our Business.

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet, social networking sites, online services and online commerce. Failure to successfully prevent security breaches could significantly harm the Company’s business and expose the Company to litigation. Anyone who is able to circumvent the Company’s security measures could misappropriate proprietary information, including personal data, cause interruptions in the Company’s operations or damage its brand and reputation. The Company cannot assure the investors that its financial systems and other technological resources are completely secure from security breaches or sabotage. The Company may have to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, any well-publicized compromise of the Company’s security or the security of any other Internet provider could deter people from using the Company’s services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials. The occurrence of one or more of these events could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to our Foreign Business

We are currently doing business in several foreign countries, including India and Ukraine, and we plan to expand our operations into many more countries, mostly in the Third World.  While we believe that these international operations have a substantial profit potential, these operations are subject to significant additional risks not faced in our domestic operations, including, but not limited to, risks relating to legal systems which may not adequately protect contract and intellectual property rights, as well as risks relating to potential financial crises and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business.

Risks Related to our Common Stock; Liquidity Risks

Volatility of Stock Price.

The market prices for securities of emerging and development stage companies such as the Company have historically been highly volatile. Difficulty in raising capital as well as future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of potential products developed by the Company or others, may have a significant adverse impact on the market price of the Company’s stock.

We Have No Intention to Pay Dividends on Our Common Stock.

For the near-term, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our Common Stock.

Our Common Stock is Quoted on the OTC Bulletin Board (“OTCBB”) and There is Minimal Liquidity in the Trading Market for Our Common Stock.

Our Common Stock is quoted on the OTCBB under the symbol “TNTY” (which was changed from “BNTE” in February 2012 as a result of the Merger). There has been only minimal trading of our common stock since the Merger, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our Common Stock.

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock.

As a result of the Merger, the Company has issued to the former Trunity shareholders 33,231,037 shares of the Company’s Common Stock. These shares are no longer restricted securities subject to Rule 144. The sale or availability for sale of substantial amounts of Common Stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of the Company’s Common Stock and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

Possible Adverse Effects of Authorization and Issuance of Preferred Stock.

The Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the Common Stock, or depress the market price of the Common Stock.

Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low Price Stocks and on Broker-Dealer Sale; Possible Adverse Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities.

Since the Company has net tangible assets of less than $1,000,000, transactions in the Company’s securities are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and shall receive the purchaser’s written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company’s securities, and may affect the ability of shareholders to sell any of the Company’s securities in the secondary market.

The Commission has adopted regulations which generally define a “penny stock” to be any non-NASDAQ equity security of a small company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on NASDAQ. For any transaction by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company does not own any real property. In August, 2010, the Company entered into a lease agreement for 6,400 square feet of office space of its headquarters located at 15 Green Street, Newburyport, Massachusetts. This lease is effective through July 2013 at a rental rate of $7,600 per month.  We are under current negotiations for a new facility that we believe will be adequate to serve our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  Trial of the case is scheduled for September 2013. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TNTY” (which was changed from “BNTE” in February 2012 as a result of the Merger). There has been no material trading in our stock.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices for the common stock.

Fiscal Year 2012	High	Low

First quarter	$5.00	$5.00
Second quarter	$5.00	$3.00
Third quarter	$3.00	$3.00
Fourth quarter	$3.00	$0.29

The last sale price of our common stock as reported on the OTC Bulletin Board on April 12, 2013 was $0.90. As of April 9, 2013, there were 379 record holders of the Company’s Common Stock.

 Dividends

The Company has never declared or paid any cash dividends on its common stock.  We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. The Company does not intend to declare or pay any cash dividends on its common stock in the foreseeable future.  The holders of the Company’s common stock are entitled to receive only such dividends (cash or otherwise) as may be declared by the Company’s Board of Directors.

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During 2012, the Company raised gross proceeds of approximately $875,000 through the sale of 2,462,211 shares of its common stock to accredited investors in a private placement at an average price of $.35 per share.  The Company incurred stock issuance costs of approximately $45,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

 During the beginning of 2013, the Company raised gross proceeds of approximately $275,000 through the sale of 687,500 shares of its common stock to accredited investors in a private placement at an average price of $.40 per share.  The Company incurred stock issuance costs of approximately $8,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

These private placement offerings were conducted under the exemption from registration provided by Section 4(2)of the Securities Act of 1933.  The net offering proceeds were used for working capital purposes.

Purchases by Issuer and Its Affiliates

None.

ITEM 6.  SELECTED FINANCIAL DATA

This Item is not required for Smaller Reporting Companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Overview

Trunity is a Delaware corporation with its principal office in Newburyport, Massachusetts. It was formed on July 28, 2009 to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, enterprise training and the education marketplace. The Company was formed though the acquisition of certain intellectual property by its three founders. The Company is in the development stage and it is presently undertaking research and development of its platform. Our core products, Knowledge, Learn and Connect, are in full production and fully operational, and are currently in use by paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts described in “Business” above as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will ever achieve profitability.

Except as specifically noted to the contrary, the following discussion relates only to Trunity since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the merger with BTI will be those of the operating entity, Trunity, Inc.

Critical Accounting Policies

Basis of Accounting

The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Development Stage Operations

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. Based on our current plan we anticipate exiting development stage in the beginning of 2013.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow since its inception. To the extent the Company may have negative cash flows in the future; it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issues. Although management continues to pursue financing plans, there is no assurance that the Company will be successful in obtaining additional funding or sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to obtain financing or capital on commercially acceptable terms or at all.

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

Accounts Receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. We believe all accounts receivable due at December 31, 2012 and 2011 to be collectible.

Accounting for Uncertainty in Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”) . Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax period from July 28, 2009 (inception) to December 31, 2012. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments are expected to be minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense. The tax years 2009, through 2012 are subject to examination by federal and state taxing authorities.

Taxes on Revenue Producing Transactions

The Company earns revenues through various services. Service revenue is taxable in some jurisdictions throughout the United States and The Company could be responsible for collecting those taxes subject to state or local requirements. The Company is not aware of any transactions which would necessitate the fiduciary responsibility of collecting and remitting sales based taxes.

Website Development

We have adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. During the period July 28, 2009 (Inception) to December 31, 2012, we incurred and capitalized $1,516,669 in website development costs. Amortization for these costs recorded during the period July 28, 2009 (Inception) to December 31, 2012 was $688,347.

Stock-Based Compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Derivative Financial Instruments

The Company assesses whether it has embedded derivatives in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Derivatives that do not qualify as hedges must be adjusted to fair value through current income.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders’ Equity

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Results of Operations

Years ended December 31, 2012 and 2011

During 2012 and 2011, we focused on the development of our platform technology and bringing that platform to our target markets. Revenues decreased 47% from $299,074 in 2011 to $159,359 in 2012. A decline in our service revenue in comparison to the prior year made up the majority of this decrease as we continued to focus on the development of platform and strategic partner relationships. We believe that our revenue will increase during 2013 based upon our revenue recognition from licensing revenue, from new and existing relationships, specific marketing efforts and “word of mouth” from satisfied users of our platform; however, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses for 2012 of $2,387,390 increased 12.7% from 2011, primarily as a result of an increase in marketing and sales expenses due to the Company’s increased efforts to enhance brand awareness in the educational market in order to generate new sales, offset by a decrease in research and development and administrative costs.  Salary expenses included in operating expenses for 2012 of $1,068,565 represents an increase of 38.3% over the comparable period in 2011 due to the increase in the number of employees as the Company continues to grow and develop the platform’s content.  Research and development and administrative expenses declined to $894,157 from $939,557 as the Company concentrated its development efforts on the marketing of its products. Amortization and depreciation expenses for 2012 were $667,127 and $50,257, respectively, compared to $800,904 and $44,736 for the prior year period. The decrease in amortization expense is as a result of the initial investment cost for the platform being fully amortized as of the end of the second quarter, offset by an increase for the debentures issued in the third and fourth quarter which generated discount costs. We expect that our general and administrative expenses will continue to increase in future periods as our business expands. As a result of the increase in operating expenses and decline in sales, the Company experienced a loss from operations that was approximately $2.3 million in 2012 and $1.9 million in 2011.

Interest expense was $141,930 in 2012 and $466,345 in 2011. The decrease was mainly due to the Company’s long-term debt outstanding from 2010 through mid-2011 being converted into equity in mid-2011, offset by working capital loans from related parties and the newly issued debentures interest recorded during the current year period. Included in the 2011 interest expense was a one-time $293,092 non-cash expense related to the early retirement of this debt recorded in 2011.

Net losses remained consistent in 2012 and 2011 at approximately $2.4 million in each year. As research and development costs are expected to continue into 2013 at the historical levels, the Company will generate substantial net losses until we are able to successfully penetrate our markets with our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2012 and 2011 we had working capital deficits of $891,160 and $497,760, respectively. Our increase of negative working capital of approximately 79% is primarily attributable to decreases in cash and increases in accrued expenses and debt to generate cash for operations.

Our current assets at 2012, included cash and accounts receivable, net. Our current liabilities at the end of 2012, included accounts payables, notes payable of related parties, convertible note payable, accrued expenses representing accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans and deferred revenue.

Net cash used in operating activities was $1,448,425 for 2012, as compared to $1,373,915 for 2011 and $5,758,562 for the period from July 28, 2009 (inception) to December 31, 2012.  Working capital changes utilized cash of $61,106 in the current period as compared to $222,919 for 2011 due to the conversion of working capital loans from related parties. In addition, net income was adjusted for non-cash items by an increase of $126,648 in the current year as compared to 2011 due to additional stock compensation expense as a result of more issuances of options to employees and directors of the Company and accretion for debt discount and issuance costs, offset by a reduction in amortization as of a result of the initial platform costs being fully expensed. The increase in cash used for operating activities for the period from July 28, 2009 (inception) to December 31, 2012 is as a result of continued working capital requirements resulting in a use of cash of $780,083 and adjustments to non-cash items of $2,797,856 for stock compensation expense, accretion costs for debt discounts and depreciation and amortization expenses all related to the development of our Company.

Net cash used in investing activities was approximately $564,372 for 2012, as compared to net cash used of $397,903 for 2011 and $3,292,642 for the period from July 28, 2009 (inception) to December 31, 2012, which primarily reflects our website development investments, acquisition of our subsidiary and purchase of additional equipment.

Net cash provided by financing activities for 2012 was approximately $1,903,386 as compared to the $1,892,209 for 2011. This reflects proceeds from the private sale of our securities, issuance of our convertible debentures and proceeds from notes payable to related parties. Net cash provided by financing activities for the period from July 28, 2009 (inception) to December 31, 2012, was approximately $7,905,217 and proceeds from the private sale of our securities, issuance of our convertible debentures and proceeds from notes payable to related parties.

During 2012, we raised gross proceeds of approximately $875,000 through the sale of 2,462,211 shares of our common stock to investors at an average price of $0.35 per share.  These sales of shares occurred at various times throughout 2012.  The Company incurred stock issuance costs of approximately $45,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering. Working capital was also raised from loans made to the Company by its founders, which were approximately $505,000 in 2012.

During 2011, we raised gross proceeds of $1,769,576 through the sale of 6,857,538 shares of our common stock to investors at an average price of $0.26 per share.  These sales of shares occurred at various times throughout 2011.  The Company incurred stock issuance costs of approximately $112,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.  These funds were used to fund operations and to cover the balance of the cash needed to close the Merger.  Working capital was also raised from loans made to the Company by its founders, which were $117,620 in 2011.  In 2011, the Company converted $4,063,811 of its long-term debt to common stock, thereby reducing interest expense and future principal obligations.

In 2013 to date, the Company has privately sold 687,500 shares of common stock raising $275,000  at a price of $0.40 per share.  The Company incurred stock issuance costs of approximately $8,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUNITY, INC.

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	36

BALANCE SHEETS AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011	37

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 28, 2009 (INCEPTION) TO DECEMBER 31, 2012	38

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 28, 2009 (INCEPTION) TO DECEMBER 31, 2012	39

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND CUMULATIVE FROM INCEPTION (JULY 28, 2009) TO DECEMBER 31, 2012	40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trunity Holdings, Inc.

We have audited the accompanying balance sheets of Trunity Holdings, Inc.  (a development stage company)  as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2012 and the period from inception on July 28, 2009 to December 31, 2012. Trunity Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trunity Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and the period from inception on July 28, 2009 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP Fort Lauderdale, Florida

April 16, 2013

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$13,724	$123,135
Accounts receivable	1,615	2,800
Prepaid expenses and other current assets	-	6,460
Deposits	-	175,000
Total current assets	15,339	307,395

Property and equipment
Fixtures and equipment	178,348	162,006
Less accumulated depreciation	(125,621)	(75,365)
	52,727	86,641
Capitalized software development costs
Costs incurred	3,114,295	2,566,264
Less accumulated amortization	(2,463,347)	(1,796,220)
	650,948	770,044
Other assets
Debt issuance costs	60,305	-

TOTAL ASSETS	$779,319	$1,164,080

LIABILITIES
Current liabilities
Accounts payable	$619,304	$473,848
Accrued interest and other liabilities	133,235	210,348
Notes payable-related party	70,761	85,825
Convertible note payable	49,024	-
Deferred revenue	28,267	-
Stock subscribed	-	25,000
Deferred rent, current portion	5,907	10,134
Total current liabilities	906,498	805,155

Long-term liabilities
Deferred rent, long term portion	-	5,914
Debentures Series A and B, carrying value	776,007	-
Total long-term liabilities	776,007	5,914

Total Liabilities	1,682,505	811,069

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.001 par value - 50,000,000 share authorized, 36,131,432 and 32,641,953 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	36,131	32,642
Additional paid-in-capital	8,405,482	7,228,386
Other comprehensive loss	(8,299)	-
Deficit accumulated during development stage	(9,336,500)	(6,908,017)

Total Stockholders' (Deficit) Equity	(903,186)	353,011

TOTAL LIABILTIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$779,319	$1,164,080

The accompanying Notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss

	Years Ended December 31,		For the Period From July 28, 2009 (Inception) to December 31,
	2012	2011	2012

Net Sales	$159,359	$299,074	$648,866
Cost of sales	58,522	104,236	242,627
Gross Profit	100,837	194,838	406,239

Operating Expenses:
Research and development	894,157	939,557	4,442,197
Selling, general and administrative	1,493,233	1,178,075	4,130,950
	2,387,390	2,117,632	8,573,147

Loss From Operations	(2,286,553)	(1,922,794)	(8,166,908)

Other Income (Expense):
Interest expense	(141,930)	(466,345)	(1,169,592)

Net Loss	(2,428,483)	(2,389,139)	(9,336,500)

Other Comprehensive loss:
Foreign currency translation loss	(8,299)	-	(8,299)
Total Other Comprehensive Loss	$(8,299)	$-	$(8,299)
Comprehensive Loss	$(2,436,782)	$(2,389,139)	$(9,344,799)
Net Loss per Share - Basic and Diluted	$(0.07)	$(0.08)

Comprehensive Loss
Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	35,051,373	31,200,285

The accompanying Notes are an integral part of the Consolidated Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Period From July 28, 2009 (Date of Inception) to December 31, 2012

						Deficit
						Accumulated	Total
	Par $ .001			Stock	Accumulated	during the	Stockholders'
	Common	Common	Paid in	Subscription	Comprehensive	Development	Equity
	Shares*	Stock	Capital	Receivable	Loss	Stage	(Deficiency)
Balance at July 28, 2009 (date of inception)	-	$-	$-	$-	$-	$-	$-
Issuance of founders' stock	7,300,667	7,301	(5,901)	-	-	-	1,400
Sale of common stock	880,000	880	459,120	(50,000)	-	-	410,000
Stock issuance costs	-	-	(40,825)	-	-	-	(40,825)
Common stock issued to investors in a debt offering	822,000	822	410,260	-	-	-	411,082
Shares issued for stock offering services	33,333	33	30,792	-	-	-	30,825
Employee stock based compensation	-	-	64,941	-	-	-	64,941
Net loss	-	-	-	-	-	(2,015,490)	(2,015,490)
Balance at December 31, 2009	9,036,000	$9,036	$918,387	$(50,000)	$-	$(2,015,490)	$(1,138,067)
Sale of common stock	1,282,005	1,282	655,218	50,000	-	-	706,500
Stock issuance costs	-	-	(12,160)	-	-	-	(12,160)
Employee stock based compensation	-	-	40,990	-	-	-	40,990
Net loss	-	-	-	-	-	(2,503,388)	(2,503,388)
Balance at December 31, 2010	10,318,005	$10,318	$1,602,435	$-	$-	$(4,518,878)	$(2,906,125)
Sale of common stock	6,857,538	6,858	1,742,717			-	1,749,575
Shares issued for stock offering services	1,698,318	1,698	(1,698)	-	-	-	-
Stock issuance costs	-	-	(111,775)	-	-	-	(111,775)
Common stock issued for accrued interest conversion of 8% convertible promissory notes	64,009	64	76,747	-	-	-	76,811
Common stock issued upon conversion of 8% convertible promissory notes	513,750	514	615,986	-	-	-	616,500
Common stock issued upon conversion of 9% convertible promissory notes	1,458,333	1,458	436,042	-	-	-	437,500
Common stock issued for accrued interest upon conversion of note sold to an outside investor	160,000	160	39,840	-	-	-	40,000
Common stock issued upon conversion of a note sold to an outside investor	400,000	400	99,600	-	-	-	100,000
Common stock issued to founders upon conversion of Trunity, LLC note	7,200,000	7,200	1,792,800	-	-	-	1,800,000
Common stock issued upon conversion of lines of credit with founders	3,972,000	3,972	989,028	-	-	-	993,000
Employee stock based compensation (benefit)	-	-	(53,336)	-	-	-	(53,336)
Net loss	-	-	-	-	-	(2,389,139)	(2,389,139)
Balance at December 31, 2011	32,641,953	$32,642	$7,228,386	$-	$-	$(6,908,017)	$353,011
Sale of common stock	3,164,479	3,164	943,157	-	-	-	946,321
Reverse recapitalization related to acquisition	325,000	325	(325,325)	-	-	-	(325,000)
Employee stock based compensation	-	-	226,807	-	-	-	226,807
Warrants issued for services	-	-	37,453	-	-	-	37,453
Debt beneficial conversion feature, net of issuance costs	-	-	295,004	-	-	-	295,004
Foreign currency translation loss	-	-	-	-	(8,299)	-	(8,299)
Net loss	-	-	-	-	-	(2,428,483)	(2,428,483)
Balance at December 31, 2012	36,131,432	$36,131	$8,405,482	$-	$(8,299)	$(9,336,500)	$(903,186)

* As adjusted for a 1 for 3 reverse stock split that occurred in 2011 - see Note 7.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows

			Cumulative from Inception (July 28, 2009 ) to December 31, 2012
	Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(2,428,483)	$(2,389,139)	$(9,336,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717,384	845,640	2,588,968
Stock compensation expense	122,107	(53,336)	129,427
Accretion for debt discounts and issuance costs	79,461	-	79,461
Changes in operating assets and liabilities:
Accounts receivable	1,185	2,198	(1,615)
Prepaid expenses and other assets	6,460	30,310	4
Deposits	(150,000)	(175,000)	(325,000)
Other long-term assets	-	19,632	-
Accounts payable	145,456	169,825	595,108
Accrued interest and other liabilities	39,876	201,158	477,411
Deferred revenue	28,267	(78,703)	28,267
Deferred rent	(10,138)	-	5,907
Accrued interest included in notes payable	-	53,500	-
Net Cash Used In Operating Activities	(1,448,425)	(1,373,915)	(5,758,562)
Cash Flows From Investing Activities:
Purchase of fixed assets	(16,342)	(70,804)	(178,348)
Payment of platform development costs	(548,030)	(327,099)	(3,114,294)
Net Cash Used In Investing Activities	(564,372)	(397,903)	(3,292,642)
Cash Flows From Financing Activities
Net advances on line of credit related parties	-	56,367	(105,987)
Proceeds from notes payable related parties	505,526	178,041	3,443,720
Repayments on notes payable related parties	(177,500)	-	(177,500)
Proceeds from issuance of debenture, net issuances cost	523,081	-	523,081
Sale of common stock	1,323,534	1,769,576	4,657,918
Stock issuance costs	(271,255)	(111,775)	(436,015)
Net Cash Provided By Financing Activities	1,903,386	1,892,209	7,905,217
Net Decrease in Cash and Cash Equivalents	(109,411)	120,391	(1,145,987)
Cash, Beginning of Period	123,135	2,744	-
Cash, End of Period	$13,724	$123,135	$13,724

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$160,000	$405,904

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock shares	$-	$4,063,811	$4,063,811
Issuance of stock in acquisition of subsidiary	$325	$-	$325

The accompanying Notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 – Organization, Basis Of Presentation And Nature Of Operations

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

The accompanying consolidated financial statements include the accounts of Trunity Holdings, Inc. and its wholly owned subsidiary Trunity, Inc., for the year ended December 31, 2012, the prior year period and for the period from July 28, 2009 (inception) to December 31, 2012. All intercompany accounts have been eliminated in the consolidation.

Trunity, Inc. (“the Company”) is a “C” Corporation organized under the Laws of Delaware with principal offices in Newburyport, Massachusetts. It was formed on July 28, 2009 to develop a cloud-based knowledge sharing platform that focuses on e-learning, virtual textbooks, customer experience and education marketplace. The Company formed though the acquisition of certain intellectual property by its three founders. The Company is in the development stage and it is presently undertaking research and development of its platform. The Company’s core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by a limited number of paying customers; however, our revenues are well below the level needed for profitability.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting - The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Development Stage Operations - The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. We currently anticipate exiting from the development stage during the beginning of 2013.

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow since its inception. To the extent the Company may have negative cash flows in the future; it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issues. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in obtaining sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue Recognition - The Company’s revenue model consists of Software as a Service (SaaS) licensing and hosting revenue, for sites using the Company’s platform, as well as consulting, and advertising revenue.  All SaaS Revenue is recognized ratably over the contract period.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2 – Summary of Significant Accounting Policies- Continued

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

Cash and Cash Equivalents - Cash and cash equivalents may include highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdrawal. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents.

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  We believe all accounts receivable due at December 31, 2021 and 2011 to be collectible.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (generally three to seven years). Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are expensed as incurred.

Deposits - In April 2011, the Company signed a letter of intent to purchase a majority ownership stake in another company. The terms of this agreement call for certain actions to be undertaken by both parties. In 2011, the Company has made deposits of $175,000 pursuant to this agreement.  In 2012, the Company has made deposits of $150,000 pursuant to this agreement These deposits are not refundable in the event that either party does not or cannot fulfill its required actions.

Accounting for Uncertainty in Income Taxes - Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”).  Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2 – Summary of Significant Accounting Policies- Continued

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.   For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax period from July 28, 2009 (inception) to December 31, 2012. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments are expected to be minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense. The tax years 2009 through 2012 are subject to examination by federal and state taxing authorities.

Taxes on Revenue Producing Transactions – The Company earns revenues through various services.  Service revenue is taxable in some jurisdictions throughout the United States and The Company could be responsible for collecting those taxes subject to state or local requirements.  The Company is not aware of any transactions which would necessitate the fiduciary responsibility of collecting and remitting sales based taxes.

Website Development - The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. During the period July 28, 2009 (Inception) to December 31, 2012, the Company incurred and capitalized $1,516,669 in website development costs. Amortization for these costs recorded during the period July 28, 2009 (Inception) to December 31, 2012 was $688,347.

Derivative Financial Instruments - The Company assesses whether it has embedded derivatives in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Derivatives that do not qualify as hedges must be adjusted to fair value through current income.

Comprehensive Loss - The Company has adopted ASC Topic 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in the Company’s comprehensive loss consist of unrealized losses on available-for-sale securities.

Common Stock Purchase Warrants - The Company accounts for common stock purchase warrants in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. As is consistent with its handling of stock compensation and convertible debt, the Company has elected the intrinsic value method for valuing the impact of the expense associated with these warrants.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders’ Equity - Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Common stock share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 3 reverse stock split that occurred in 2011, as required by ASC Topic 505-20 (see Note 7).

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2 – Summary of Significant Accounting Policies- Continued

Warrants - The Company accounts for common stock purchase warrants in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants. Amortization expense for the years ended December 31, 2012 and 2011 was approximately $667,127 and $800,904, respectively.

Financial Instruments and Fair Values - The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.  In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 — inputs include exchange quoted prices for identical instruments and are the most observable.

•	Level 2 — inputs include brokered and/or quoted prices for similar assets and observable inputs such as interest rates.

•	Level 3 — inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

The carrying amount of cash, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments.  Because cash and cash equivalents are readily liquidated, management  classifies these values as Level 1.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.  Because there is no ready market or observable transactions, management classifies all other financial instruments as level 3.

Note 3 – Recent Accounting Pronouncements

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

In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not  that indefinite-lived intangible assets are impaired.  The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in aggregate, the carrying value of the indefinite-lived intangible assets. The implementation did is not have a material impact on the Company’s consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4 – Property and Equipment

A summary of property and equipment at December 31, 2012 and 2011 is as follows:

	2012	2011

Furniture and fixtures	$13,402	$12,154
IT Equipment and software	164,946	149,852

Total Property and Equipment	178,348	162,006

Less: Accumulated depreciation	(125,621)	(75,365)

Net Property and Equipment	$52,727	$86,641

The amounts charged to operations for depreciation for the years ended December 31, 2012 and 2011 was approximately $50,256 and $44,735, respectively.

Note 5 – Intangible Assets

Intangible assets were comprised of the following at December 31, 2012 from Inception:

Trunity platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$-

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	$-

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(288,287)	$57,057

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(163,550)	$163,550

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	540,030	(117,689)	$430,341

Carrying value as of December 31, 2012				$650,948

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 5 – Intangible Assets-Continued

Estimated future amortization expense is as follows for the following periods:

For the period ending December 31, 2012:
2013	$348,768
2014	237,194
2015	64,986
Total future amortization expense	$650,948

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

Note 6- Notes Payable

At December 31, 2012, outstanding notes payable was made up of the following:

Note Holder	Principal	Accrued Interest	Outstanding as of December 31, 2012
Notes Payable– Related Parties	$53,977	$--	$53,977
Loan from investor	66,784	5,000	71,784
Total notes payable – current liabilities			$125,761

At December 31, 2011, outstanding notes payable is made up of the following:

Note Holder	Principal	Accrued Interest	Outstanding as of December 31, 2011
Trunity LLC	$--	$141,996	$141,996
Notes Payable to Founders	69,041	--	69,041
Payable to Related Parties			211,037

Loan from investor	16,784	--	16,784
Total notes payable – current liabilities			$227,821

Notes Payable to Founders – In 2009, the Company entered into line of credit agreements with two of the founders to borrow up to $0.9 million, as needed, to fund working capital needs of the Company. These notes carried an interest rate of 10% and are to expire in September and December 2013.  In July 2011, all principal and interest due on these notes was converted to shares of common stock in the Company.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6- Notes Payable-Continued

At December 31, 2011 and 2012, the notes payable to founders consists of short-term loans with the three founders.  Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and were extended by the board indefinitely subsequent to the initial expiration date of December of 2012.  The loans have no repayment terms but are expected to be settled in the second quarter of 2013

Trunity, LLC Note - Trunity, LLC was formed by the three founders of the Company to acquire the technology platform used by the Company. The assets of Trunity, LLC, which consisted chiefly of the rights to the technology platform, was sold to the Company for $1.8 million in the form of a Note bearing interest of 8% payable with 120 monthly installments, maturing in June 2019. In July 2011, all principal due on this note was converted to common shares of the Company and distributed to the three owners of Trunity, LLC.  In 2011, the Company made $153,500 in interest payments to the three founders.  In 2012, the Company converted the interest payable of $141,996 to the founders into debentures. See Note 8 for further discussion.

Short-term loan from Investor - In 2011, an investor in the Company made a short-term loan of $16,784 to the Company to cover its working capital needs.  There are no documented terms for this loan.  The Company has treated the loan as interest free and it expects to repay the loan in a short period of time.

In 2012, an investor in the Company made a short-term loan of $50,000 to the Company to cover its working capital needs.  There are no documented terms for this loan however the Company has agree to pay by the end of the second quarter of 2013 interest expense of $5,000.

Conversion of Notes to common shares of the Company - During the year ended December 31, 2011, the Company converted all of its long-term outstanding debt, totaling $3.8 million, to its common shares. Of the amount converted, $2.8 million was debt held by the three founders. Outside investors converted the remaining $1 million of debt.  The Company incurred non-cash expenses of approximately $293,000 to convert this debt.  This charge is primarily the unamortized discount incurred with the issuance of the Company’s first debt offering in 2009.

In October 2010, the Company issued a single $100,000 promissory note to an investor.  The note called for fixed interest of $5,000 per month. This note had a maturity of January 8, 2011. Additionally, 100,000 warrants to purchase shares of Company stock were issued to this investor. See note 9 below, for a description of these warrants. In August 2011, this note with accrued but unpaid interest was converted to common shares.

Interest expense recognized for the years ended December 31, 2012 and 2011 was $141,930 and $173,253, respectively.

Note 7 – Derivative

The Company’s convertible debt issued in November 2012 with a face value of $42,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the fair value of derivative liabilities using Monte Carlo simulations. The Company used the following assumptions in estimating the fair value of the derivative liabilities on the issuance date and as of December 31, 2012.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 7 – Derivative-Continued

	Issuance Date	December 31, 2012
Expected Volatility	51.08%	52.67%
Expected Term	0.75 Years	0.6 Years
Risk Free Interest Rate	0.19%	0.16%
Dividend Rate	0%	0%

The Company recorded an initial derivative liability of $32,622 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the dates of issuance to December 31, 2012, the fair value of the derivative liability did not change and no expense or income was recognized for the change in fair value of the derivative liability.

Note 8- Convertible Debt

July 2012 Convertible Debentures-In July 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $215,300 Canadian Dollars ($217,173 as of December 31, 2012).  The notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the notes.  The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the Notes.  For the third and fourth quarter of 2012, the Company recorded amortization of the discount of $17,664.  As of December 31, 2012, the carrying value of the Notes totaled $150,050, net of unamortized discount of $67,123.  Total interest expense on the Notes totaled $9,926 for the third and fourth quarter of 2012.

In connection with the issuance of the July 2012 Notes, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares over a two-year period for an exercise price of 0.40 Canadian Dollars.  The Company estimated the fair value of the warrants using a Black Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes.  The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital.  Amortization of debt issuance costs totaled $11,015 third and fourth quarter of 2012.

September 2012 Convertible Debentures-In September 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $330,900.  The notes mature in September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes.  The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the Notes.  For the third and fourth quarter of 2012, the Company recorded amortization of the discount of $19,285.  As of December 31, 2012, the carrying value of the Notes totaled $234,473, net of unamortized discount of $96,427.  Total interest expense on the Notes totaled $12,697 for third and fourth quarter of 2012.

In connection with the issuance of the September 2012 Notes, the Company paid cash transactions fees to brokers totaling $30,456.  The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes.  The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital.  Amortization of debt issuance costs totaled for the third and fourth quarter of 2012 was $3,301 for 2012.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8- Convertible Debt- Continued

October and November 2012 Convertible Debentures-In October and November 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $624,372 of which $313,440 represented a conversion of notes payable- related parties to the Founders. The notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes.  The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the Notes.  For the quarter ended December 31, 2012, the Company recorded amortization of the discount of $21,116 including $1,334 for notes payable -related parties.  As of December 31, 2012, the carrying value of the Notes totaled $391,484, net of unamortized discount of $232,887.  Total interest expense on the Notes for the fourth quarter of 2012 was $10,531, including $9,423 of interest expense for notes-related parties.

In connection with the issuance of the October and November 2012 Notes, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of December 31, 2012:

	Face Value	Initial Discount	Amortization	Carrying Value
July 2012 Notes	$217,173	$(84,788)	$17,664	$150,049
September 2012 Notes	330,900	(115,712)	19,285	234,473
October & November Notes	59,000	(13,317)	1,334	47,017
November – Related Party Notes	565,372	(240,687)	19,783	344,468
Total	$1,172,445	$(454,504)	$58,066	$776,007

Note 9 – Stockholders’ (Deficit) Equity

The Company has one class of stock, common, which has a par value of $0.001 per share. The Company has authorized up to 50,000,000 shares to be issued. During 2011, the Company implemented a 1 for 3 reverse share split of its shares. This transaction had the effect of reducing the number of outstanding shares from 38,874,291 to 12,958,135. The previous periods were adjusted to reflect the stock split.

Issuance of Founders’ Stock - Shortly after the formation of the Company in 2009, a total of 7,300,667 shares were issued to founders of the Company and others at the direction of the founders.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 9 – Stockholders’ Equity-Continued

Sales of Common Stock - During 2009, the Company raised gross proceeds of approximately $460,000 through the sale of 880,000 shares of its common stock to accredited investors at an average price of $0.52 per share. The sale of these shares took place throughout 2009. The Company incurred stock issuance costs in the period that totaled $40,825 of which $30,825 was from the issuance of 33,333 shares to brokers in exchange for services related to the share offering.

During 2010, the Company raised gross proceeds of approximately $653,000 through the sale of 1,282,005 shares of its common stock to accredited investors at an average price of $0.51 per share. The Company incurred stock issuance costs in the year that totaled $12,160.

During 2011, the Company raised gross proceeds of approximately $1.7 million through the sale of 6,857,538 shares of its common stock at an average price of $0.26 per share.  These sales of shares occurred at various times throughout 2011. The Company incurred stock issuance costs of approximately $112,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.  In addition to the cash issuance costs 1,698,318 shares of the Company’s common stock were issued to the lead advisor as per a contractual arrangement.

During 2012, the Company raised gross proceeds of approximately $875,000 through the sale of 2,462,211 shares of its common stock to accredited investors in a private placement at an average price of $.35 per share.  The Company incurred stock issuance costs of approximately $45,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

Shares issued with the conversion of long-term debt in 2011- The Company converted all of its long-term debt to shares of its common stock.  These conversions happened throughout 2011 and are summarized in the table below.

Note Holder	Principal	Accrued Interest	Debt Amounts Converted in 2011	Shares of Common Stock Received	Price per Share

Trunity LLC	$1,800,000	$--	$1,800,000	7,200,000	$0.25
Note Payable to Founders	855,379	137,621	993,000	3,972,000	0.25
Notes payable -related parties	$2,655,379	$137,621	$2,793,000	$11,172,000	$0.25

8% Convertible Notes	616,500	76,811	693,311	577,759	1.20
9% Convertible Notes	437,500	--	437,500	1,458,333	0.30
Note held by outside investor	100,000	40,000	140,000	560,000	0.25
Notes payable to investors	$1,154,000	$116,811	$1,270,811	$2,596,092	$0.49

Total Notes Payable	$3,809,379	$254,432	$4,063,811	$13,768,092	$0.30

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 9 – Stockholders’ (Deficit) Equity-Continued

Common stock committed not yet issued – On December 29, 2011, the Company entered into a payment agreement and mutual release with an investment-banking firm that had been hired to provide strategic guidance and secure investors in the Company. The settlement calls for the Company to pay the firm $25,000 upon the Company’s next capital raise, and to issue the firm 100,000 shares of common stock.  The Company valued the shares at $0.25 and has reflected this $50,000 total settlement as an administrative expense in the statement of operations. The Company issued these shares to the investment firm in early 2012.

Reverse Merger Transaction -  Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI”), pursuant to a Stock Purchase Agreement with the three principal shareholders of Trunity Holdings, Inc., 961,974 of BTI shares were purchased for the price of $325,000 plus 325,000 shares of Trunity common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of shares of THI.

Warrants for Services - During the year ended December 31, 2012, in connection with services rendered, the Company issued warrants to purchase 250,000 and 25,000 shares of the Company’s common stock at an exercise price of $0.50 and $0.25 per share, respectively. The Company recognized expense of $37,453 related to warrants granted for services rendered during the period and valued them at the grant date using the Black Scholes valuation model.

Note 10 – Stock Based Compensation

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (The Plan) and authorized an option pool of 5,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options.  As of December 31, 2012, there were 63,333 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (The Plan) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  As of December 31, 2012, there were 2,900,000 shares available for awards under this plan.

During the year ended December 31, 2012, the Company issued options to acquire 5,570,000 shares of common stock at exercise prices of $0.30 and $0.25 per share to employees, directors, and consultants. During the year ended December 31, 2011, the Company issued options to acquire 610,277 shares of common stock at exercise prices of $0.35 per share to employees, directors, and consultants.

The grant-date fair value of options is estimated using the Black Scholes option pricing model.  The per share weighted average fair value of stock options granted during 2012 was $.19 and $.17 and was determined using the following assumptions:  expected price volatility 57% and 51%, risk-free interest rate ranging from 1.04% to 1.61%, zero expected dividend yield, and six years expected life of options. The per share weighted average fair value of stock options granted during 2011 was $.13 and was determined using the following assumptions:  expected price volatility 57%, risk-free interest rates ranging from  1.4% to 2.9%, zero expected dividend yield, and six years expected life of options.  The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding.  The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10 – Stock Based Compensation- Continued

As of December 31, 2012, there was approximately $162,399 of total unrecognized stock compensation expense, related to unvested stock options under the Plan.  This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 2.07 years.

A summary of options issued, exercised and cancelled for the years ended December 31, 2012 and 2011 are as follows (shares have been retroactively adjusted for the 1 for 3 reverse stock split in 2011):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,210,000	$0.33	3.22	-
Granted	885,000	$0.28	8.56
Cancelled	(311,667)
Outstanding at December 31, 2011	1,783,333	$0.32	6.08	-
Granted	5,830,000	$0.35	9.6
Cancelled	(228,715)
Outstanding at December 31, 2012	7,384,618	$0.34	8.30
Exercisable at December 31, 2012	1,285,848	$0.33	4.35	-

Note 11 – Warrants to Purchase Common Stock

During the years ended December 31, 2012 and 2011, in connection with services rendered, the issuance of convertible debt, and the sale of common stock the Company issued warrants to purchase 80,997 and 17,900 shares of the Company’s common stock at exercise prices of $1.00 and $3.00 per share, respectively. The Company recognized expense of $37,453 related to warrants granted for services rendered during the period and valued them at the grant date using the Black Scholes valuation model. In connection with the issuance of the July 2012 Notes “(See Note 7)”, the Company issued warrants to purchase 43,497 shares over a two-year period for an exercise price of $0.40 Canadian Dollars.  The Company recorded expense of $3,758 related to the issuance of the Notes as debt issuance costs. All warrants are still outstanding as of December 31, 2012 and expire at various dates through 2016.

A summary of warrants issued, exercised and expired for the years ended December 31, 2012 and 2011 follows:

	Shares	Weighted-Average ExercisePrice	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2011	63,050	$3.00	0.63
Granted	17,900	$3.00	1.14
Outstanding at December 31, 2011	80,950	$3.00	0.75
Granted	580,997	$1.00	2.35
Outstanding at December 31, 2012	661,947	$1.25	2.15
Exercisable at December 31, 2012	661,947	$1.25	2.15

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 12 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011

Deferred Tax Assets:
Net operating loss carryforward	$3,594,979	$2,660,673
Charitable contributions carryforward	5,028	5,010
Deferred Revenue	11,103	-
Interest accrued but unpaid	-	55,578
Deferred Tax Assets	$3,611,110	$2,721,261

Deferred Tax Liabilities
Property and Equipment	$(6,956)	$-
Stock-based compensation	(17,489)	(22,043)
Deferred Tax Liabilities	$(24,445)	$(22,043)

Valuation Allowances	(3,586,667)	(2,699,218)
Total Net deferred tax assets	$-	$-

At December 31, 2012 the Company has gross deferred tax assets of $9.13 million (tax effected $3.6 million). The Company is in a domestic cumulative taxable loss position for the three year period ended December 31, 2012, which is considered significant evidence that the Company may not be able to realize some portion or all of these deferred taxes in the future. The Company has decided that based on all available evidence that a full valuation allowance should be taken against the entire gross deferred tax assets of $9.13 million (tax effected $3.6 million).

The Company has federal operating loss carryforwards of $9.15 million that can be carryforward for twenty years. The operating losses will begin to expire in 2029 through 2033. The company’s ability to utilize the net operating losses is contingent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of taxable income would need to be generated in order to fully realize the net deferred tax assets. However due to the Company’s limited operating history and uncertainty of achieving sufficient profits to utilize the net operating loss carryforwards the Company has recorded a valuation allowance of $9.13 million (tax effected $3.6 million) related to the net deferred tax assets. The Company will continue to monitor and update its assumptions and forecasts of future taxable income to determine if a valuation allowance will continue to be needed.

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to the loss from operations primarily because of the effect of the state tax benefit, net of federal benefit, and the change in the valuation allowance provided against deferred tax assets. The change in the valuation allowance for the year ended December 31, 2012 was $887,448.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 12 – Income Taxes - Continued

Uncertain Tax Positions

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  Management has evaluated the effect of the guidance provided by U S Generally Accepted Accounting Principles on Accounting for Uncertainty in Income Taxes.  Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2012.

Note 13 – Related Parties

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Loans - The Trunity, LLC Note with the Company is beneficially owned by the three founders of the Company. The loan balance at December 31, 2011 was approximately $142,000, consisting entirely of accrued but unpaid interest. Terms of the loan were disclosed in Note 6.

Stock Options - In 2011, Mr. Lindblom was granted additional options to purchase an additional 333,333 and 60,000 shares at strike prices of $0.30 and $0.25, respectively.  All share amounts have been adjusted for the 1 for 3 reverse stock split that occurred in 2011.

In 2012, Mr. Lindblom was granted additional options to purchase additional 250,000 and 800,000 shares both at a strike price of $0.35.  Mr. Terry Anderton was granted options to purchase additional 400,000 and 2,400,000 shares both at a strike of price of $0.35. Mr. Les Anderton was granted options to purchase additional 70,000 and 400,000 shares both at a strike of price of $0.35.

Corporate Rental - The company pays monthly rent to Mr. Anderton for his guest house used by corporate employees who work for extended periods of time at the corporate offices located in New Hampshire but reside elsewhere.

Credit Agreements – The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and will expire in September and December of 2012 however these agreements have been extended with board consent indefinitely.  At December 31, 2011, Terry Anderton, Les Anderton, and Joakim Lindblom have advanced the Company loans of $22,041, $25,000 and $22,000, respectively. During 2012, Terry Anderton, Les Anderton, and Joakim Lindblom have advanced the Company 10% interest loans of $10,066, $28,401 and $15,510, respectively, which all remain outstanding at the end of the period.

Founder Stock Transactions - Upon forming the Company in 2009, 3,333,333 shares were issued to both Terry Anderton and Les Anderton for a total of 6,666,667 shares (as adjusted for a 1 for 3 reverse stock split in 2011). At December 31, 2012: Terry Anderton directly owned and controlled 4,550,412 shares; Les Anderton directly and indirectly, with his wife, controlled 4,907,683 shares; and Joakim Lindblom directly owned and controlled 467,000 shares.

In 2011, various notes with the founders were converted to shares of common stock in the Company. The following shares (after the 1 for 3 reverse split of its common shares) were issued to the founders upon conversion of the Trunity, LLC note payable and notes payable to the founders.

Shares Issued Upon Conversion
	Trunity, LLC Note	Notes Payable to Founders
Terry Anderton	3,200,000	856,000
Les Anderton	3,200,000	3,116,000
Joakim Lindblom	800,000	--
Total	7,200,000	3,972,000

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 13 – Related Parties - Continued

In 2012, various notes with the founders were converted to debentures with the Company.

Conversion to Debentures
Notes Payable to Founders
Terry Anderton	$261,932
Les Anderton	222,170
Joakim Linblom	81,270
Total	$565,372

Note 14 – Commitments and Contingencies

Leases

In 2010, the Company entered into a lease agreement for 6,400 square feet of office space located in Newburyport, Massachusetts. This lease is effective from August 2010 through July 2013. This agreement provided a free rent period of the first four months of the term. The minimum lease payments payable over the remaining life of that agreement are:

	2013	Total
Remaining lease payments by year	$53,203	$53,203

For the years ending December 31, 2012 and 2011, the Company recognized approximately $89,000 and $87,000, respectively, in rent expense.

Legal

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  Trial of the case is scheduled for September 2013. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 15 – Subsequent Events

During the beginning of 2013, the Company raised gross proceeds of $275,000 through the sale of 687,500 shares of its common stock to accredited investors in a private placement at an average price of $.40 per share.  The Company incurred stock issuance costs of approximately $8,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

On March 20, 2013, Trunity Holdings, Inc.’s wholly-owned subsidiary Trunity, Inc. (“Trunity”) entered into a transaction pursuant to which the Trunity Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students.

In connection with the transaction, Trunity entered into a share purchase agreement and a project agreement providing it with a 15% stake in EDUCOM, a Ukrainian limited liability company (the “JV Company”), and the JV Company entered into a license agreement with Trunity providing the JV Company with a five-year renewable license to use the Trunity Platform in exchange for a license fee of $400,000, of which $100,000 was paid upon signing and the $300,000 balance is expected in April 2013. Trunity expects to generate substantial revenue from the Ukrainian joint venture, above and beyond the initial license fee, through the sale of content from the Trunity Knowledge Exchange and from the Ukrainian Knowledge Exchange to be established by Trunity in connection with the venture.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On January 24, 2012, upon closing of the Merger, the Board of Directors of the Company approved changing the Company’s independent registered public accounting firm from Madsen & Associates CPAs, Inc., Murray, Utah (“Madsen”) to Cherry, Bekaert LLP, formerly Cherry, Bekaert & Holland, L.L.P., Fort Lauderdale, Florida (“CBH”). The dismissal of Madsen, as approved by the Company’s Board of Directors, was effective immediately.

Madsen’s reports on the Company’s financial statements for the fiscal years ended June 30, 2010 and 2011, and for the period from July 26, 1983 (date of inception) to June 30, 2011 contained no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended June 30, 2010 and 2011 and through January 24, 2012, there were no disagreements between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen, would have caused Madsen to make reference thereto in its report on the financial statements for such years.

During the Company’s fiscal years ended June 30, 2010 and 2011 and through January 24, 2012, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Accountants

On January 24, 2012, the Company engaged CB as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2012.

During the years ended June 30, 2010 and 2011 and the subsequent interim period through January 24, 2012, the Company did not consult with CB regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

On May 18, 2012, our Board of Directors voted to change the fiscal year to end on December 31, 2012.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• ·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2012 there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In connection with the Merger, the prior officers and directors of Trunity, Terry B. Anderton and Dr. Joakim Lindblom, remained in such positions, and on January 24, 2012, the effective date of the Merger, Jude Blake, David Breukelman, and Chris Outwater were also appointed to the Board. On October 1, 2012, Peter M. Banks, Ph.D. and Richard H. Davis were appointed to the Board.  In March 2013, Messrs. Outwater and Banks resigned from our Board.  As a result, our Board of Directors currently consists of five members.

The following table sets forth the names, ages and positions of our current officers and directors:

Name	Age	Position(s)

Terry B. Anderton	50	Chief Executive Officer, Chairman, President, Chief Financial Officer, Treasurer, Director
Dr. Joakim Lindblom	51	Executive Vice President, Chief Technology Officer, Secretary, Director
Nicole Fernandez-McGovern	40	Chief Financial Officer and Treasurer
Jude Blake	56	Director
David Breukelman	52	Director
Richard H. Davis	56	Director

For each director of the Company, the following sets forth the name, age as of March 31, 2013, principal occupation for at least the past five years and the names of any other public companies for which the director served in directorship capacity in the last five years:

Terry B. Anderton. Mr. Anderton has been Trunity’s Chief Executive Officer since founding Trunity in 2009. He has over 20 years of executive experience in technology companies. Previously, Mr. Anderton co-founded and was the President and CEO of NitroSecurity, Boston, Massachusetts, from June 2004 to October 2007.  NitroSecurity was acquired by McAfee/Intel in 2011. Before founding NitroSecurity, Mr. Anderton served in executive positions with Imaging Automation, Xcert International, McAfee, NMI and Cabletron Systems. Mr. Anderton holds a B.S. in Business Administration from Daniel Webster College, Nashua, New Hampshire.

Dr. Joakim Lindblom. Dr. Lindblom is a co-founder of Trunity and has been Chief Technology Officer since inception. He has over 20 years of experience in computer systems development, systems architecture and emerging technologies. Dr. Lindblom is responsible for all technical aspects of our software and systems architecture. Previously, Dr. Lindblom was VP for Platform Development and Strategy for ManyOne Networks from 2004 – 2009, and VP of Partner Development for that company from 2002 to 2004. Dr. Lindblom was a Business and Technology Consultant for Nokia Networks from 2000 to 2002. As part of Lindblom Consulting/Scientific during the years 1993 – 2000, Dr. Lindblom served as Technology, Scientific and Business Consultant for several dozen Silicon Valley and European technology and scientific companies. From 1990 to 1992, Dr. Lindblom was Project Scientist for NASA’s UHRXS Space Station project at Stanford University. Scientific instrumentation developed by Dr. Lindblom at Stanford University formed the basis for several scientific missions flown on sounding rockets, the Space Shuttle and in deep space, including two missions that Dr. Lindblom himself directed. Dr. Lindblom received his B.S. in Physics from California Institute of Technology, Pasadena, California, and his Ph.D. in Astrophysics from Stanford University, California.

Jude Blake. Ms. Blake joined our Board immediately following the Merger. She has more than 30 years of experience in strategic marketing leadership in a variety of industries, including telecom/cable, beverages and packaged goods. Since 2005, Ms. Blake has served in advisory roles for a broad range of businesses, organizations and start-up ventures, where she provides strategic direction on critical issues and growth strategies. Ms. Blake was elected as Trustee of the University System of New Hampshire in July of 2008 and serves on its Executive Committee. From 2001 to 2005, Ms. Blake was the Chief Marketing Officer and Executive Vice-President, Consumer Markets for Cablecom GmbH, in Zurich, Switzerland. Prior to joining Cablecom, Ms. Blake was Vice President of Marketing, Programming, Sales and Service for Ameritech New Media, the cable television subsidiary of SBC Communications, Inc. Previously, she served in executive marketing positions for General Mills, the Pepsi-Cola Company and the G. Heileman Brewing Company. Ms. Blake holds a BS from the Whittemore School of Business and Economics at University of New Hampshire, and holds an MBA in Finance from the Wharton School, University of Pennsylvania. We selected Ms. Blake to join our Board because she brings valuable experience in marketing and higher education. Our growth strategy requires focused marketing efforts, and higher education is one of our key target markets.

David Breukelman. Mr. Breukelman joined our Board immediately following the Merger. Since its founding in 1994, he has been the President of Business Arts Inc., Toronto, Canada, a company focused on creating and incubating world class companies in the imaging space. He is Lead Director of Gedex Inc., Mississauga, Canada, which owns a highly advanced resource and sub-surface discovery system. Mr. Breukelman is also the founder of Arius3D Inc., Mississauga, Ontario, a world leader in the field of three dimensional capture and communication. Mr. Breukelman and his family have helped found and build some of Canada’s most innovative technology companies including Sciex and IMAX. Early in his career, Mr. Breukelman held executive and management roles at The Bank of Nova Scotia and Bank of America. Mr. Breukelman graduated with an M.B.A. from The University of Western Ontario’s Richard Ivey School and a B.A. from Victoria College at the University of Toronto. He has served as a director of a number of companies as well as Canada’s Royal Conservatory of Music. We believe that Mr. Breukelman’s experience in successfully managing and advising startup technology companies makes him a valuable addition to our Board. We also believe that he will help our efforts to penetrate the Canadian market.

Richard H. Davis. Mr. Davis has over 30 years of experience in finance, investment banking and venture capital. He received a B.S. degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities, assuming the newly-created position of managing director of corporate finance. In February 2008, Mr. Davis became a director of PowerVerde Inc., a Phoenix, Arizona-based producer of emissions-free electric power generation systems. Since August 2011, Mr. Davis has also served on a part-time basis as Chief Executive Officer of PowerVerde.  Mr. Davis’s demonstrated knowledge and experience in finance and investment banking make him a valued member of the Company’s Board.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination; Election of Directors

No arrangement or understanding exists between any director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a director.  No director has any family relationship with any other director or with any of the Company’s executive officers.

Our Chairman Terry Anderton is also the Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company. Our Director Joakim Lindblom is also the Executive Vice President, Chief Technology Officer and Secretary of the Company.

Holders of our Common Stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Certificate of Incorporation.

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

 Committees

Our Board has established a compensation / stock option committee that is comprised of Jude Blake and David Breukelman. Our board intends to establish an audit committee in the near future.

Executive officers:

We have three executive officers: Terry Anderton, Chief Executive Officer; Joakim Lindblom, Chief Technology Officer; and Nicole Fernandez-McGovern, Chief Financial Officer. The biographies of Messrs. Anderton and Linblom are set forth above.

        Nicole Fernandez-McGovern. Ms. Fernandez-McGovern became our Chief Financial Officer in April 2012. From March 2012 to March 2013, she provided financial consulting services to Trunity through her firm RCM Financial Consulting.

Ms. Fernandez McGovern has over fifteen years of extensive accounting and finance experience in several publicly traded companies across multiple industries.  Her expertise includes all aspects of SEC reporting, technical accounting, treasury and strategic cash flow management, audits, budgeting and financial planning. Ms. Fernandez is responsible for all aspects of our financials reporting, general accounting, treasury and investor relations aspects of the business. Ms. Fernandez-McGovern’s most recent experience includes being a principal at RCM Financial Consulting where she served as interim CFO for various companies by assisting them with the compliance of XBRL interactive data submissions, preparation of quarterly and annual SEC filings, including responses to SEC comment letters and completion of S1 filings, managing treasury process and activity, participated in compliance of Sarbanes-Oxley control requirements and assisted in presentation of board and bank reporting requirements. Nicole has worked for companies such as Elizabeth Arden, Inc., and Ryder System, Inc. where she was involved in all aspects of the SEC and financial reporting process. At both companies she worked closely with senior management in the preparation of board, bank and investor presentations and coordinated the audit process with outside international firms. Nicole’s career began with KPMG in the audit and assurance practice where she managed various large scale engagements for both public and privately held companies. Nicole has a Master of Business Administration with a concentration in Accounting and International Business and a Bachelor of Business Administration with a concentration in accounting, both from the University of Miami. She is also a Certified Public Accountant in the State of Florida and is fluent in Spanish.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our board of directors, our executive officers and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	compliance with applicable laws and regulations,

•	handling of books and records,

•	public disclosure reporting,

•	insider trading,

•	discrimination and harassment,

•	health and safety,

•	conflicts of interest,

•	competition and fair dealing, and

•	protection of company assets.

A copy of our Code of Business Conduct and Ethics is attached as an exhibit to this Report.

Certain Legal Proceedings

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  Trial of the case is scheduled for September 2013. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file.  Based solely on its review of the copies of such reports received by it, or on written representations from such persons, the Company believes that, during 2012, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except that Form 3 filings for our directors who joined the Board as a result of the January 24, 2012 Merger (Anderton, Lindblom, Breukelman, Blake and Outwater) were filed on February 10, 2012, and the Form 3’s for Messrs. Davis and Banks, who joined the Board on October 1, 2012, were filed on January 17 and 24, 2013, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the compensation of the Company’s Chief Executive Officer and each other executive officer serving as such whose annual compensation exceeded $100,000, for services in all capacities to the Company in 2012, except as otherwise indicated.  The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 6(D) of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Terry B. Anderton Chief Executive Officer, Chairman President(1)	2012	$176,166	-0-	-0-	$476,000	-0-	-0-	-0-	$652,166

Dr. Joakim Lindblom Executive Vice President, Chief Technology Officer and Secretary (2)	2012	$98,748	-0-	-0-	$178,290	-0-	-0-	-0-	$277,038

1 Mr. Anderton has served as our Chief Executive Officer, Chairman and President since its formation in July 28, 2009.

2 Mr. Lindblom served as our Chief Technology Officer since its formation in July 28, 2009.

Executive Employment, Termination and Change of Control Arrangements

We do not have any employment contracts for our executive officers; however our Board’s compensation committee is reviewing our executive compensation structure, and we intend to implement employment contracts for our executive officers in the second quarter of 2013.

The current base salaries for our executive officers are $180,000 for Mr. Anderton, $140,000 for Mr. Lindblom and $165,000 for Ms. Fernandez-McGovern. In connection with the hiring of Ms. Fernandez-McGovern in April 2013, she received a 10 year option to purchase 500,000 shares of common stock at an exercise price of $0.35 per share to be vested in equal thirds over a three year period.

  Outstanding Equity Awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terry B. Anderton	--		400,000	(1)	--	$0.35	01/31/2022
Terry B. Anderton	--		2,400,000	(2)	--	$0.35	10/2/2022
Dr. Joakim Lindblom	333,333	(3)	--		--	$0.33	08/01/2019
Dr. Joakim Lindblom	33,333	(4)	66,667	(4)	--	$0.33	03/02/2020
Dr. Joakim Lindblom	185,692	(5)	147,641	(5)	--	$0.25	05/01/2021
Dr. Joakim Lindblom	28,384	(6)	31,616	(6)	--	$0.25	08/01/2021
Dr. Joakim Lindblom	--		250,000	(7)	--	$0.35	01/31/2022
Dr. Joakim Lindblom	--		800,000	(8)	--	$0.35	10/02/2022

(1)	These options vest over a three year period with: (i) 133,699 vesting on January 31, 2013, and (ii) 266,301 vesting each month over a 24 month period from February 1, 2013 through January 31, 2015.

(2)	These options vest over a three year period with: (i) 800,000 vesting on October 2, 2013, and (ii) 1,600,000 vesting each month over a 24 month period from October 3, 2013 through October 2, 2016.

(3)	These options were fully vested on August 1, 2012.

(4)	These options vest over a three year period with: (i) 33,333 vesting on March 2, 2011, and (ii) 66,667 vesting each month over a 24 month period from March 3, 2012 through March 2, 2013.

(5)	These options vest over a three year period with: (i) 111,111 vesting on May 1, 2012, and (ii) 222,222 vesting each month over a 24 month period from May 2, 2012 through May 1, 2014.

(6)	These options vest over a three year period with: (i) 20,000 vesting on August 1, 2012, and (ii) 40,000 vesting each month over a 24 month period from August 2, 2012 through August 1, 2015.

(7)	These options vest over a three year period with: (i) 83,333 vesting on January 31, 2013, and (ii) 166,667 vesting each month over a 24 month period from February 1, 2013 through January 31, 2015.

(8)	These options vest over a three year period with: (i) 266,667 vesting on October 2, 2013, and (ii) 533,333 vesting each month over a 24 month period from October 3, 2013 through October 2, 2016.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not offer pension benefits, non-qualified contribution or other deferred compensation plans to its executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2012, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Terry B. Anderton and Dr. Joakim Lindblom are fully reflected in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter M. Banks	$-0-	$-0-	$84,940	$-0-	$-0-	$-0-	$84,940
Jude Blake	$-0-	$-0-	$8,410	$-0-	$-0-	$-0-	$8,410
David Breukelman	$-0-	$-0-	$16,820	$-0-	$-0-	$-0-	$16,820
Richard H. Davis	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chris Outwater	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Narrative to Director Compensation Table

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Neither Mr. Davis or Mr. Outwater received any compensation for their services as a director in 2012.

Compensation Committee Interlocks and Insider Participation

Our Board established a compensation committee consisting of Ms. Blake and Mr. Brukelman in March 2013. No officer (including officers serving on the Board) or other employee participated in the Board’s deliberations concerning our executive officers’ compensation in 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 16, 2013 regarding the beneficial ownership of our Common Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group.  To our knowledge, no other person beneficially owns more than 5% of our Common Stock.  At April 16, 2013, we had 37,026,447 shares of Common Stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares Owned		Percent of Class

Aureus Investments LC 4866 S. Viewmont St. Holladay, Utah 84117	4,907,683	(1)	13.3%

Global Social Ventures 15W621 Indian Hill Woods Naperville, IL 60563	2,462,584		6.7%

RRM Ventures LLC 4544 Holladay Blvd Salt Lake City, UT 84117	2,067,859		5.6%

Officers and Directors

Terry B. Anderton	4,711,143	(2)	12.7%

Dr. Joakim Lindblom	1,177,582	(3)	3.2%

Nicole Fernandez-McGovern	125,000		0.3%

David Breukelman	100,000	(4)	0.3%

Jude Blake	50,000	(5)	0.1%

Richard H. Davis	100,000		0.3%

All Directors and Executive Officers as a group (6 persons)	6,263,725		16.9%
_________________

(1)
As disclosed in a Schedule 13D filed on February 16, 2012, Aureus Investments LC, a Utah limited liability company, directly owns 4,907,683 shares of our Common Stock. Aureus Investments LC is wholly-owned subsidiary of AFT 101 Irrevocable Trust, whose sole trustee and beneficiary is Debra Anderton, wife of Les Anderton. Les Anderton disclaims beneficial ownership of these shares.

(2)	Includes 160,731 shares that are subject to currently exercisable stock options.

(3)	Includes 785,582 shares that are subject to currently exercisable stock options.

(4)	Includes 100,000 shares that are subject to currently exercisable stock options.

(5)	Includes 50,000 shares that are subject to currently exercisable stock options.

Equity Compensation Plan Information

The Company has two plans under which stock options are currently outstanding or pursuant to which stock options may be granted, the 2009 Employee, Director and Consultant Stock Option Plan and the 2012 Employee, Director and Consultant Stock Option Plan. The terms of each plan are substantially the same.

Options granted under each plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options. In October 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (“the Plan”) and authorized an additional option pool of 7,500,000 shares. Under the terms of both plans stock options typically vest over a 3 year period and have a life of 10 years from the date granted. The Company has the right to accelerate the option vesting of certain employees who terminated their employment subsequent to issuance, but agree to work in a consulting capacity.

The following table provides information regarding the shares of Common Stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2012:

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2012		Options Outstanding at December 31, 2012		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2009 Plan	August 1, 2019	1,833,333	1,001,285	(1)	2,784,619	(1)	$0.35	63,333	(2)
2012 Plan	October 2, 2022	7,500,000	4,600,000		4,600,000		$0.35	2,900,000

(1)	As of December 31, 2012 there were 951,285 shares outstanding that were issued out of the 2009 Stock Plan as non-qualified options.

(2)	As of December 31, 2012 there were 63,333 shares available for issuance as qualified options under the 2009 Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2012, various notes with the founders were converted to convertible debentures with the Company. Terry Anderton, Les Anderton and Joakim Lindblom converted their notes payable – related party due to the Company in October 2012 to convertible debentures in the amount of $565,372.

 Credit agreements exist with Terry B. Anderton and Les V. Anderton that allow Trunity to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carried an interest rate of 10% and expired in September and December of 2012; however, these agreements have been extended indefinitely with Board consent.  At December 31, 2011, Terry Anderton, Les Anderton, and Joakim Lindblom had Company loans of $22,041, $25,000 and $22,000, respectively. At December 31, 2012, Terry Anderton, Les Anderton, and Joakim Lindblom had Company loans of $10,066, $28,401 and $15,510, respectively, which all remain outstanding at the end of the period.

Reverse Merger with BTI

Trunity, Inc. was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders, Terry B. Anderton, Dr. Joakim Lindblom and Les V. Anderton.  In early 2012, the Company became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”). At the time of the reverse merger, BTI was a shell company with no assets.

On January 24, 2012, the Company, Trunity, Inc. and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, Inc. with Trunity, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, as of the closing of the Merger, (i) each of the 961,974 shares of common stock of the Company owned by Trunity, Inc. was cancelled, (ii) each issued and outstanding share of common stock of Trunity, Inc. was converted into the right to receive one share of the common stock of the Company; and (iii) each share of TAC was converted into one share of Trunity common stock. As a result of the Merger, the former shareholders of Trunity, Inc. held 99% of the common stock of the Company.

In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity, Inc. acquired a 90.1% interest in BTI pursuant to a Stock Purchase Agreement among BTI and the three principal shareholders of the Company. As a result of the transaction, Trunity, Inc. acquired 961,974 BTI shares for the price of $325,000 plus 325,000 shares of Trunity, Inc. common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of common stock of the Company.

Director Independence

We do not have securities listed on a national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Nonetheless, our Board of Directors, in the exercise of reasonable business judgment, determined that a majority of our directors should qualify as independent directors pursuant to SEC rules and regulations and the independence standards of the listing requirements of The NASDAQ Stock Market. Under these standards, a director is not “independent” if he or she has certain specified relationships with the Company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a director.

In particular and subject to some exceptions, the NASDAQ rules generally provide that a director will not be independent if:

●	the director is, or in the past three years has been, employed by the Company or any of its subsidiaries;

●	the director has an immediate family member who is, or in the past three years has been, an executive officer of the Company or any of its subsidiaries;

●
the director or a member of the director’s immediate family has received payments from the Company of more than $120,000 during any period of twelve consecutive months within the past three years other than for service as a director;

●
the director or a member of the director’s immediate family is a current partner of our independent auditors, or is, or in the past three years, has been, employed by our independent auditors in a professional capacity and worked on the Company’s audit;

●
the director or member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a Company where the Company’s executive officer serves on the compensation committee; or

●
the director or a member of the director’s immediate family is a partner in, or a controlling stockholder or an executive officer of, an entity that makes payments to or receive payments from the Company in an amount which, in any fiscal year during the past three years, exceeds the greater of $200,000 or 5% of the other entity’s consolidated gross revenues.

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined that our independent directors are: David Breukelman, Jude Blake and Richard Davis.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Cherry, Bekaert, L.L.P. (“CB”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2011 and 2012, review of the quarterly financial statements for 2011 and 2012 and fees billed for other services rendered by CB in 2011 and 2012.
	2011	2012
Audit fees	$67,170	$68,500
Audit-related fees	$21,150	$-0-
Tax fees	$-0-	$-0-
All other fees	$-0-	$-0-
Total	$88,320	$68,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

In accordance with existing requirements of the Sarbanes-Oxley Act, our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors. This includes audit services, audit-related services, tax services and other services. All of the fees listed above have been approved by the Board.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Trunity Holdings, Inc. dated as of January 18, 2012 *

3.2	Bylaws of Trunity Holdings, Inc. *

3.3	Certificate of Ownership and Merger dated as of January 24, 2012, between Trunity Holdings, Inc. and Brain Tree International, Inc.**

4.1	Form of Series A 10% Unsecured Convertible Redeemable Debenture Due July 2014**

4.2	Form of Series B 10% Unsecured Convertible Redeemable Debenture Due August 2014**

10.1	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc. *

10.2	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc. *

10.3	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Trunity Holdings, Inc., Trunity, Inc. and Trunity Acquisition Corporation *

10.4	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan.**

10.5	Investment Project Contract dated as of March 20, 2013, among Trunity, InnSoluTech LLP and Educom Ltd.**

10.6	Share Purchase Agreement dated as of March 20, 2013, between Trunity and InnSoluTech LLP.**

10.7	License Agreement dated as of March 20, 2013, between Trunity and Educom Ltd.**

10.8	Form of Indemnification Agreement between Trunity and its Directors**

14	Code of Ethics**

21	Subsidiaries of the Company **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 **

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***

*  Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2012.

** Filed herewith.

*** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Dated: April 16, 2013	By:	/s/ Terry B. Anderton
Terry B. Anderton On Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Joakim Lindblom	Executive Vice President, Chief Technology Officer, Secretary and Director	April 16, 2013

/s/ David Breukelman	Director	April 16, 2013

/s/ Jude Blake	Director	April 16, 2013

/s/ Richard H. Davis	Director	April 16, 2013

69