Form 10-Q
period 2013-03-31
Trunity Holdings, Inc.
filed 2013-05-20
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                               For the transition period from _________ to _________

Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

15 Green Street, Newburyport, Massachusetts	01950
(Address of principal executive offices)	(Zip Code)

(866) 723-4114
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐  NO  ☒

Class	Outstanding at May 20, 2013
Common Stock, $.001 par value per share	37,075,197

 DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$31,559	$13,724
Accounts receivable	26,732	1,615
Total current assets	58,291	15,339

Property and equipment
Fixtures and equipment	183,208	178,348
Less accumulated depreciation	(135,402)	(125,621)
	47,806	52,727
Capitalized software development costs
Costs incurred	3,221,442	3,114,295
Less accumulated amortization	(2,573,732)	(2,463,347)
	647,710	650,948
Other assets
Debt issuance costs	50,387	60,305

TOTAL ASSETS	$804,194	$779,319

LIABILITIES
Current liabilities
Accounts payable	$683,538	$619,304
Accrued interest and other liabilities	220,370	133,235
Notes payable-related party	73,095	70,761
Convertible note payable	104,274	49,024
Deferred revenue	142,167	28,267
Deferred rent, current portion	3,378	5,907
Total current liabilities	1,226,822	906,498

Long-term liabilities
Debentures Series A and B, carrying value	829,290	776,007
Total long-term liabilities	829,290	776,007

Total Liabilities	2,056,112	1,682,505

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value - 50,000,000 shares authorized, 37,020,197 and 36,131,432 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	37,020	36,131
Additional paid-in-capital	8,825,776	8,405,482
Accumulated other comprehensive loss	(4,768)	(8,299)
Retained Earnings	(10,109,946)	(9,336,500)

Total Stockholders' Deficit	(1,251,918)	(903,186)
TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	$804,194	$779,319

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)
	For the Three Months Ended March 31,
	2013	2012

Net Sales	$24,870	$10,758
Cost of sales	12,367	1,382
Gross Profit	12,503	9,376

Operating Expenses:
Research and development	329,613	338,164
Selling, general and administrative	337,072	313,044
	666,685	651,208

Loss From Operations	(654,182)	(641,832)

Other Expense:
Interest expense	(119,264)	--

Net Loss	(773,446)	(641,832)

Other Comprehensive Gain, Net of Tax:
Foreign currency translation adjustments	3,531	--
Comprehensive Loss	$(769,916)	$--

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Shares - Basic and Diluted	36,459,426	33,418,021

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders' (Deficit)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	(Deficit)

Balance at December 31, 2012	36,131,432	$36,131	$8,405,482	$(8,299)	$(9,336,500)	$(903,186)
Sale of common stock, net issuance costs	658,055	658	248,092	-	-	248,750
Common stock issued upon conversion of trade and note payables	185,710	186	74,098	-	-	74,284
Shares issued for services	45,000	45	1,099	-	-	1,144
Employee stock based compensation	-	-	97,005	-	-	97,005
Foreign currency translation gain	-	-	-	3,531	-	3,531
Net loss	-	-	-	-	(773,446)	(773,446)
Balance at March 31, 2013 (Unaudited)	37,020,197	$37,020	$8,825,776	$(4,768)	$(10,109,946)	$(1,251,918)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	(Unaudited)
	For the Three Years Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(773,446)	$(641,832)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	120,165	238,648
Stock compensation expense	97,004	43,122
Accretion for debt discounts and issuance costs	86,981	--
Shares issued as a conversion of payables	57,499	--
Shares issued in exchange for services	1,144	--
Changes in operating assets and liabilities:
Accounts receivable	(25,117)	901
Prepaid expenses and other assets	--	6,459
Accounts payable	64,234	(20,975)
Accrued interest and other liabilities	87,146	(62,843)
Deferred revenue	113,900	8,250
Deferred rent	(2,536)	(2,534)
Net Cash Used In Operating Activities	(173,026)	(430,804)

Cash Flows From Investing Activities:
Purchase of fixed assets	(4,860)	(150,000)
Payment of platform development costs	(107,147)	(122,257)
Net Cash Used In Investing Activities	(112,007)	(272,257)

Cash Flows From Financing Activities
Proceeds from notes payable related parties	34,020	187,175
Repayments on notes payable related parties	(14,903)	--
Proceeds from issuance of convertible note payable	35,000	--
Sale of common stock, net of issuance costs	248,751	395,771
Net Cash Provided By Financing Activities	302,867	582,946

Net Increase (Decrease) in Cash and Cash Equivalents	17,835	(120,115)
Cash and Cash Equivalents, Beginning of Period	13,724	123,135
Cash and Cash Equivalents, End of Period	$31,559	$3,020

Non-cash Investing and Financing Transactions:
Issuance of stock in acquisition of subsidiary	$--	$325

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report"), filed with the Commission on April 16, 2013. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying  consolidated financial statements include the accounts of Trunity Holdings, Inc. (“THI” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity” or the “Company”), as of the three month periods ended March 31, 2013 and March 31, 2012 and the year ended December 31, 2012. All intercompany accounts have been eliminated in the consolidation.

The Company is a Delaware corporation headquartered in Newburyport, Massachusetts. The Company was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. It has developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multitenant cloud-based architecture, Trunity enables a unique integration of academic content with learning management systems. All content powered by Trunity is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange Store or within private communities powered by the Trunity platform.

On January 24, 2012, Trunity Holdings, Inc. Trunity, Inc. and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of THI, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, with Trunity remaining as the surviving corporation and a wholly-owned subsidiary of THI (the “Merger”).

In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI”). As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting -The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Development Stage Operations - The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. The Company has emerged as from development stage operations during the first quarter of 2013.

Going Concern-The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all will be available to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Website Development- The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.

Revenue Recognition-The Company’s revenue model consists of Software as a Service (SaaS) licensing and hosting revenue, for sites using the Company’s platform, as well as consulting, and advertising revenue. All SaaS revenue is recognized ratably over the contract period.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Book revenues are earned and recognized as transactions are entered on the Trunity platform by customers purchasing digital content through the knowledge exchange website.

Advertising revenue is earned from search engine providers based on search activity for sites hosted by the Company.

Billings in excess of revenues recognized are recorded as Deferred Revenue (a liability) until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Derivative Financial Instruments-The Company assesses whether it has embedded derivatives in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Derivatives that do not qualify as hedges must be adjusted to fair value through current income. The Company currently does not engage in fair value hedges.

Stock-Based Compensation-We recognize compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or(ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

Recent Accounting Pronouncements- On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB"). This update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the consolidated statement of shareholders' equity. The Company adopted the method of presentation using one consecutive financial statements.

 In January 2013, the FASB issued another update to the guidance in Topic 220. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance is effective for the Company beginning July 1, 2013, and adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

In July 2012, the FASB issued an update to Codification Topic 350, Intangibles- Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is "more likely than not" that the asset is impaired. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2013, with early adoption permitted. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

.
TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment.  There was no impairment loss as of March 31, 2013 and for the prior year period ending December 31, 2012.

Intangible assets were comprised of the following at March 31, 2013:

Trunity platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$-

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	$-

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(313,816)	$28,529

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(190,808)	$136,292

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(163,360)	$384,671

Internal costs capitalized for the twelve months ended March 31, 2013	3 years	107,147	(8,929)	$98,218

Carrying value as of March 31, 2013				$647,710

Estimated future amortization expense is as follows for the following periods:

For the period ending March 31, 2013:
2013	$274,098
2014	272,909
2015	100,703
Total future amortization expense	$647,710

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, “Related Party Disclosures”.

Credit Agreements – The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent until December 31, 2014 subsequent to the initial expiration date.  The loans have no repayment terms but are expected to be settled in the second quarter of 2013.  As of March 31, 2013, Terry Anderton, Les Anderton, and Joakim Lindblom have advanced the Company loans of $10,872, $46,104 and $16,120, respectively which all remain outstanding at the end of the period.

Corporate Rental - The Company pays monthly rent to Mr. Anderton for his guest house used by corporate employees who work for extended periods of time at the corporate offices located in New Hampshire but reside elsewhere.

NOTE 5 – CONVERTIBLE DEBT

July 2012 Convertible Debentures-In July 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $215,300 Canadian Dollars ($213,642 as of March 31, 2013).  The notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the Notes.  For the three months ended March 31, 2013, the Company recorded amortization of the discount of $10,599.  As of March 31, 2013 the net carrying value of the Notes totaled $157,117, net of unamortized discount of $56,525.  For the three months ended March 31, 2013 interest expense on the Notes of $5,341 was recorded.

In connection with the issuance of the July 2012 Notes, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares over a two-year period for an exercise price of 0.40 Canadian Dollars.  The Company estimated the fair value of the warrants using a Black Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company allocated a portion of the fair value of the consideration totaling.$52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes. The remaining portion of the fair value of the transactions costs, totaling$36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the Notes of $6,609 was recorded for the three months ended March 31, 2013.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – CONVERTIBLE DEBT- Continued

September 2012 Convertible Debentures- In September 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $330,900.  The notes mature in September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the Notes.  For the three months ended March 31, 2013, the Company recorded amortization of the discount of $14,464.  As of March 31, 2013, the net carrying value of the Notes totaled $248,937, net of unamortized discount of $81,963.    For the three months ended March 31, 2013 interest expense on the Notes of $8,273 was recorded.

In connection with the issuance of the September 2012 Notes, the Company paid cash transactions fees to brokers totaling $30,456.  The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes.  The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital.  Amortization of debt issuance costs on the Notes of $2,476 was recorded for the three months ended March 31, 2013.

October and November 2012 Convertible Debentures-In October and November 2012, the Company issued convertible debentures (“Notes”) with an aggregate face value of $624,372 of which $313,440 represented a conversion of notes payable- related parties to the Founders. The notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes. The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the Notes. For the three months ended March 31, 2013, the Company recorded amortization of the discount of $31,750. As of March 31, 2013 the net carrying value of the Notes totaled $423,235, net of unamortized discount of $201,137. For the three months ended March 31, 2013 interest expense on the Notes of $15,609 was recorded.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – CONVERTIBLE DEBT- Continued

In connection with the issuance of the October and November 2012 Notes, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of March 31, 2013:

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
July 2012 Notes	$213,642	$(84,788)	$28,263	$157,117
September 2012 Notes	330,900	(115,712)	33,749	248,937
October & November Notes	59,000	(13,317)	2,999	48,682
November – Related Party Notes	565,372	(240,687)	49,868	374,553
Total	$1,168,914	$(454,504)	$114,879	$829,289

NOTE 6 – DERIVATIVES

The Company’s convertible debt issued in November 2012 with a face value of $42,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the fair value of derivative liabilities using Monte Carlo simulations.  The Company used the following assumptions in estimating the fair value of the derivative liabilities on the issuance date and as of December 31, 2012 and March 31, 2013.

	Issuance Date	December 31, 2012	March 31, 2013

Expected Volatility	51.08%	52.67%	40.55%
Expected Term	0.75 Years	0.6 Years	0.3 Years
Risk Free Interest Rate	0.19%	0.16%	0.07%
Dividend Rate	0%	0%	0%

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 6 – DERIVATIVES -  Continued

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

The Company’s convertible debt issued in January 2013 with a face value of $37,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the fair value of derivative liabilities using Monte Carlo simulations.  The Company used the following assumptions in estimating the fair value of the derivative liabilities on the issuance date and as of March 31, 2013.

	Issuance Date	March 31, 2013

Expected Volatility	50.77%	49.82%
Expected Term	0.75 Years	0.45 Years
Risk Free Interest Rate	0.11%	0.11%
Dividend Rate	0%	0%

The Company recorded an initial derivative liability of $28,603 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the dates of issuance to March 31, 2013 the fair value of the derivative liability did not change and no expense or income was recognized for the change in fair value of the derivative liability.

NOTE 7 – STOCK BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (The Plan) and authorized an option pool of 5,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options.  As of March 31, 2013 there were 63,333 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (The Plan) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  As of March 31, 2012, there were 2,900,000 shares available for awards under this plan.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 7 – STOCK BASED COMPENSATION – Continued

During the three months ended March 31, 2013, the Company issued no options to acquire shares of common stock to employees, directors or consultants.

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

As of March 31, 2013, there was approximately $750,380 of total unrecognized stock compensation expense, related to unvested stock options under the Plan.  This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 2.5 years.

A summary of options issued, exercised and cancelled for the years ended March 31, 2013 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,384,618	$0.34	8.30	-
Granted	--	--	--
Cancelled	--
Outstanding at March 31, 2013	7,384,618	$0.34	8.06
Exercisable at March 31, 2013	1,703,102	$0.34	6.99	-

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 8 – WARRANTS TO PURCHASE COMMON STOCK

During the three months ended March 31, 2013 in connection with a private placement offering, for the sale of common stock the Company issued warrants to purchase 843,770 shares of the Company’s common stock at exercise prices of $1.00. All warrants are still outstanding as of December 31, 2012 and expire at various dates through 2016. A summary of warrants issued, exercised and expired for the three months ended March 31, 2013 follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2012	661,947	$1.25	2.15
Granted	843,770	$1.00	2.00
Exercised	--	--	--
Expired	(11,667)	$3.00	3.00
Outstanding at March 31, 2013	1,494,050	$1.00	1.91
Exercisable at March 31, 2013	1,494,050	$1.00	1.91

NOTE 9 - SUBSEQUENT EVENTS

During April 2013, the Company raised gross proceeds of $22,000 through the sale of 55,000 shares of its common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested.  No stock issuance costs were incurred with these transactions.

On March 20, 2013 the Company executed a licensing agreement with the Ukraine Government’s Open World National Project to use the Trunity Platform in exchange for a license fee of $400,000. Upon signing, the initial payment of $100,000 was paid and is reflected in the Company’s financial statements for the first quarter of 2013 as deferred revenue. In April 2013, the Company received the remaining payment of $300,000, representing the balance of the $400,000 Ukrainian joint venture license fee. The $300,000 payment is not reflected in these financial statements since, under the license agreement, it was due 14 days after the Trunity Platform became accessible to the Ukrainian government. Access to the Trunity Platform was not given until April 2013 and accordingly this condition was not satisfied during the first quarter ended March 31, 2013.  Consequently, the impact of this transaction representing the $300,000 payment will be reflected in the Company’s second quarter financial statements for the period ended June 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for an interim period may not give a true indication of results for future interim periods or the year. In the following discussion, all comparisons are with the corresponding items in the prior or year period.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three months ended March 31, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. “Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 10-K dated December 31, 2012. We use words such as anticipate,” estimate,” plan,” project,” continuing,” ongoing,” expect,” believe,” intend,” may,” will,” should,” could,” and similar expressions to identify forward-looking statements.

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

We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

Critical Accounting Policies and Estimates

        As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, web development assets, derivative instruments, and share-based compensation. Since December 31, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Prior to the quarter ended March 31, 2013, we reported our results as a development stage entity.  Based on the development of our products and our change in focus from development to sales, we emerged as a developmental stage company, and although we have begun to record revenue our cash assets continue to be minimal and operations and revenues need to be increased substantially in order to achieve profitability.

Our revenues of $24,870 and $10,758 for the three months ended March 31, 2013 and 2012, respectively, are primarily from licensing, sales of services , digital content and advertising. The current period revenues were mainly due to virtual book sales through the Trunity Knowledge Exchange and sale of services representing the final portion of service contracts deferred for recognition purposes from the prior year.  We believe that our revenue will increase during 2013 as we are aggressively pursuing new opportunities, have initiated specific marketing efforts and expect increased usage of our platform from “word of mouth” satisfied users; however, there can be no assurance that this expected revenue increase will occur.  In addition, at March 31, 2013 we had recorded approximately 142,000 of deferred revenue which we anticipate will be recognized over the next twelve months.

Our total operating expenses for the three months ended March 31, 2013 of $666,685 increased 2.4% from the comparable period in 2012, as a result of a decrease in salary and amortization expense offset by an increase in administrative costs.  Salary expense included in operating expenses for the three months ended March 31, 2013 of $267,515 represents a decrease of 6.8% from $286,980 in the comparable period in 2012 due to timing of rehiring of employees terminated at the end of the year and beginning of quarter.  Research and development and administrative expense of $279,005 for the three months ended March 31, 2013 represents an increase of 122.2% over the comparable period in 2012, primarily due to an increase in legal, professional and accounting fees as a result to the Company’s ongoing capital raise efforts and the various year end compliance requirements as a publicly traded company.

Amortization and depreciation expense included within operating expenses for the three months ended March 31, 2013 was $110,385 and $9,780, respectively, compared to $225,094 and $13,554 for the prior year period. The decrease in amortization expense is due to the initial investment amount for the platform being fully amortized at the end of the second quarter in 2012 and the decrease for depreciation expense is due to various assets being fully expensed in 2012 also. We expect that our general and administrative expenses will continue to increase in future periods as our business expands.

Interest expense for the three months ended March 31, 2013 of $119,264 as compared to $0 for the three months ended March 31, 2012, represents an increase of 100%, due to all outstanding debt from 2011 being converted and issuance of debentures and convertible notes in  the second half of 2012 and Q1 2013 for working capital purposes.

The net loss for the three months ended March 31, 2013 was $773,446 compared with a net loss of $641,832 for the first quarter of 2012, a decrease of 20.5%, or $131,614.  The net loss increase is principally due to interest expense and stock compensation costs recorded in the current period versus the prior period offset by decreased amortization expense due to the initial investment amount for the platform being fully amortized.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At March 31, 2013, we had negative working capital of $1,168,531 as compared to negative working capital of $891,160 at December 31, 2012. Our increase of negative working capital of approximately 31% is primarily attributable to increases in accounts payable, accrued expenses and debt  in an effort to generate cash for the operations of the Company.

 Our current assets at March 31, 2013 and December 31, 2012 included cash and accounts receivable, net. Our current liabilities at March 31, 2013 and December 31, 2012 included accounts payables, notes payable – related parties, accrued expenses representing accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $173,026 for the three months ended March 31, 2013, as compared to $430,804 for the three months ended March 31, 2012. Working capital changes provided cash of $237,627 in the current period as compared to it utilized cash of $70,741 for the three months ended March 31, 2012 due to the signing of a significant licensing contract at the end of the period. In addition net income was adjusted for non-cash items by an increase of $81,023 in the current year as compared to the three months ended March 31, 2012. This increase was primarily due to an increase in deferred revenue as a result recording the initial investment on licensing contract executed during the first quarter, due to additional stock compensation expense as a result of more issuances in options to employee and directors of our Company and accretion expense for debt discount and issuance costs not incurred in prior period.

Net cash used in investing activities was $112,007 for the three months ended March 31, 2013, as compared to net cash used of $272,257 for the three months ended March 31, 201 decreased as a result of the acquisition of our subsidiary that was purchased in the prior year.

Net cash provided by financing activities for the three months ended March 31, 2013 was approximately $302,867 as compared to the $582,296 for the quarter ended March 31, 2012. This reflects a reduction of proceeds from the private sale of our securities and from notes payable due to related parties offset by an increase in proceeds from convertible note payable.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. Our working capital is not sufficient to fund our operations and permit us to satisfy our obligations as they become due. While we continue to raise proceeds from the sale of our securities subsequent to March 31, 2013, we have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. In addition, our executive officers have been deferring substantially all of their salary to date. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

Plan of Operation

Trunity has developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platforms innovative multitenant cloud-based architecture, Trunity enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any internet-enabled computer or smart mobile device. All content powered by Trunity is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange Store or within private communities powered by the Trunity platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part.

The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd-sourced communities, individual authors, teachers, as well as institutional repositories and content partners. Trunity’s platform currently hosts a growing community of over 4,300 expert contributors made up of the world’s top scientists and educators, who create peer-reviewed educational content. Trunity has customers both domestically but also internationally having won a significant national projects. Trunity also hosts many National Science Foundation (NSF) and NASA funded projects including The National Council for Science and the Environment (NCSE), University of New Hampshire EPSCoR, Encyclopedia of Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of whom also serve as core content contributors into the Trunity Knowledge Exchange. In addition, Trunity completed a significant project for The National Academy of Sciences to develop and deploy an online collaboration workspace for scientists to exchange and publish scientific findings from the investigation of declassified satellite earth imagery. We believe that Trunity’s cloud-based platform, which tightly integrates expert validated learning content with learning management (as described in greater detail below), is poised to make major inroads into the education marketplace.

On March 20, 2013, Trunity entered into a transaction pursuant to which the Trunity Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students.

In connection with the transaction, Trunity entered into a share purchase agreement and a project agreement providing it with a 15% stake in EDUCOM, a Ukrainian limited liability company (the “JV Company”), and the JV Company entered into a license agreement with Trunity providing the JV Company with a five-year renewable license to use the Trunity Platform in exchange for a license fee of $400,000, of which $100,000 was paid upon signing and the $300,000 balance was paid in April 2013. Trunity expects to generate substantial revenue from the Ukrainian joint venture, above and beyond the initial license fee, through the sale of content from the Trunity Knowledge Exchange and from the Ukrainian Knowledge Exchange to be established by Trunity in connection with the venture.

Trunity's Virtual Textbook solution has seen strong adoption after its initial launch in the Fall of 2012. The first Virtual Textbook authored on the Trunity platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. The first textbook has now been adopted at six universities and 13 courses, with an additional 49 U.S. higher education institutions considering it for adoption for their Fall 2013 and Spring 2014 semesters. Following these footsteps, several new textbooks authored entirely on Trunity are at or nearing completion, with two of these new textbooks already adopted and taught at U.S. universities. In addition, the first Trunity authored textbook geared specifically towards professional trade certifications is nearing completion and is expected to be deployed nationally this summer, with anticipated strong sales.

In addition to the continued organic author sign-ups through Trunity's expert content properties, Trunity is preparing to launch a large scale summertime author-teacher recruitment campaign to take advantage of the additional free time that K-12 teachers and higher education faculty have during the summer. This campaign is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoints and other learning resources) to be sold on the Trunity Knowledge Exchange. The campaign will be launched hand-in-hand with greatly enhanced authoring tools, complete with a new more flexible peer-review workflow for continuous quality improvement and control of content.

As part of the Trunity Platforms's new Application Programming Interface (API) that enables much more flexible automated content importing, Trunity will be accelerating acquisition of content through the over 90 content partners connected to the Trunity platform. Among these are Encyclopedia of Life with over 500,000 high quality expert reviewed content items, as well as a number of Open Educational Resource (OER) collections, that together comprise over a million high quality content items. These resources, combined with those of Encyclopedia of Earth, CAMEL and other expert content  communities on the platform, provide a rich library of resources from which educators and authors can assemble customized virtual textbooks and courseware.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Based on their evaluation as of the end of the period covered by this by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of March 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first and second quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.            Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except:

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  No expert has been disclosed by Mr. Horn for liability or damages.  Trial of the case is scheduled for September 2013. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

Item  1A.        Risk Factors

This item is not required for a smaller reporting company.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, we have raised gross proceeds of approximately $263,000 through the sale of 658,060 shares of common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. We incurred stock issuance costs of approximately $7,000 consisting primarily of commissions paid to broker-dealers who assisted with the offering.  The net proceeds of this offering were used for working capital.

During April 2013, we raised gross proceeds of $22,000 through the sale of 713,060 shares of its common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. No stock issuance costs were incurred with these transactions.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.            Other Information

David Breukelman resigned from our Board of Directors in April 2013. We expected this position to be filled during the second quarter of 2013.

Nicole Fernandez-McGovern became our Chief Financial Officer in April 2013. From March 2012 to March 2013, she provided financial consulting services to Trunity through her firm RCM Financial Consulting.

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

Item 6.             Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Date: May 20, 2013	By: /s/ Terry Anderton
Terry Anderton,
Chief Executive Officer

Date: May 20, 2013	By: /s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Chief Financial Officer and Chief Accounting Officer