Form 10-Q
period 2013-06-30
Trunity Holdings, Inc.
filed 2013-08-14
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

230 Commerce Way, Portsmouth, New Hampshire	03801
(Address of principal executive offices)	(Zip Code)

(866) 723-4114
 (Registrant’s telephone number, including area code)
15 Green Street Newburyport, Massachusetts 01950
(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]    No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

Class	Outstanding at August 14, 2013
Common Stock, $.0001 par value per share	46,587,799

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I   —   FINANCIAL INFORMATION
Item 1.                      Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$2,355,438	$13,724
Accounts receivable	26,702	1,615
Total current assets	2,382,140	15,339

Property and equipment
Fixtures and equipment	198,956	178,348
Less accumulated depreciation	(144,850)	(125,621)
	54,106	52,727
Capitalized software development costs
Costs incurred	3,378,094	3,114,295
Less accumulated amortization	(2,697,172)	(2,463,347)
	680,922	650,948
Other assets
Debt issuance costs	40,469	60,305

TOTAL ASSETS	$3,157,637	$779,319

LIABILITIES
Current liabilities
Accounts payable	$359,728	$619,304
Accrued interest and other liabilities	137,429	133,235
Notes payable-related party	8,874	70,761
Convertible note payable	--	49,024
Deferred revenue	386,783	28,267
Deferred rent, current portion	845	5,907
Total current liabilities	893,659	906,498

Long-term liabilities
Debentures Series A and B, carrying value	882,851	776,007
Total long-term liabilities	882,851	776,007

Total Liabilities	1,776,510	1,682,505

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value - 200,000,000 shares authorized, 46,587,799 and 36,131,432 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	4,659	3,613
Additional paid-in-capital	12,324,035	8,438,000
Other comprehensive loss	(1,517)	(8,299)
Accumulated Retained Earnings	(10,946,050)	(9,336,500)

Total Stockholders' Equity (Deficit)	1,381,127	(903,186)
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,157,637	$779,319

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$59,631	$32,945	$84,501	$43,703
Cost of sales	4,621	9,494	16,988	10,876
Gross Profit	55,010	23,451	67,513	32,827

Operating Expenses:
Research and development	483,426	273,985	837,263	612,149
Selling, general and administrative	321,643	280,834	634,491	593,878
Total Operating Expenses	805,069	554,819	1,471,754	1,206,027

Loss From Operations	(750,059)	(531,368)	(1,404,241)	(1,173,200)

Other Expense:
Interest expense	(86,045)	—	(205,309)	—

Net Loss	(836,104)	(531,368)	(1,609,550)	(1,173,200)

Other Comprehensive Gain, Net of Tax:
Foreign currency translation adjustments	3,251	—	6,782	—
Comprehensive Loss	$(832,853)	$(531,368)	$(1,602,768)	$(1,173,200)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted Average Number of Shares - Basic and Diluted	41,407,912	34,679,294	38,930,152	34,048,685

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders' Deficit

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Deficit

Balance at December 31, 2012	36,131,432	$3,613	$8,438,000	$(8,299)	$(9,336,500)	$(903,186)
Sale of common stock, net issuance costs	10,192,617	10,193	3,594,914	-	-	3,605,107
Common stock issued upon conversion of trade and note payables	143,750	144	57,356	-	-	57,500
Shares issued for services	120,000	120	31,024	-	-	31,144
Reclass of recapitalization entry	-	(9,411)	9,411	-	-	-
Employee stock based compensation	-	-	193,330	-	-	193,330
Foreign currency translation gain	-	-	-	6,782	-	6,782
Net loss	-	-	-	-	(1,609,550)	(1,609,550)
Balance at June 30, 2013 (Unaudited)	46,587,799	$4,659	$12,324,035	$(1,517)	$(10,946,050)	$(1,381,127)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(1,609,550)	$(1,173,200)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	253,053	489,922
Stock compensation expense	193,330	55,412
Accretion for debt discounts and amortization of issuance costs	137,499	—
Shares issued as a conversion of payables	57,500	—
Shares issued in exchange for services	31,144	—
Changes in operating assets and liabilities:
Accounts receivable	(25,087)	(8,799)
Prepaid expenses and other assets	—	(37,816)
Accounts payable	(259,576)	(38,307)
Accrued interest and other liabilities	4,202	(198,413)
Deferred revenue	358,517	15,192
Deferred rent	(5,071)	(5,067)
Net Cash Used In Operating Activities	$(864,039)	$(901,076)
Cash Flows From Investing Activities:
Purchase of fixed assets	(20,607)	—
Deposits for merger	—	(150,000)
Payment of platform development costs	(263,798)	(299,631)
Net Cash Used In Investing Activities	$(284,405)	$(449,631)
Cash Flows From Financing Activities
Proceeds from notes payable related parties	96,416	463,225
Repayments on notes payable related parties	(158,303)	—
Conversion of convertible note to equity	(53,061)	—
Sale of common stock, net of issuance costs	3,605,106	766,841
Net Cash Provided By Financing Activities	$3,490,158	$1,230,066
Net Increase (Decrease) in Cash and Cash Equivalents	2,341,714	(120,641)
Cash and Cash Equivalents, Beginning of Period	13,724	123,135
Cash and Cash Equivalents, End of Period	$2,355,438	$2,494

Non-cash Investing and Financing Transactions:
Interest Paid	$40,002	$—
Issuance of stock in acquisition of subsidiary	$—	$325

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 -ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report"), filed with the Commission on April 16, 2013. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying  consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of June 30, 2013 and December 31, 2012  and for the three and six months ended June 30, 2013 and 2012. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The Company is a Delaware corporation headquartered in Newburyport, Massachusetts. The Company was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. It has developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, Trunity enables a unique integration of academic content with learning management systems. All content powered by Trunity is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange Store or within private communities powered by the Trunity platform.

On January 24, 2012, Trunity Holdings, Inc. Trunity, Inc. and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of Trunity Holdings, Inc. , all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, Inc., with Trunity, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Trunity (the “Merger”). In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI). As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc.

On March 20, 2013 the Company executed a five year licensing agreement with the Ukraine Government’s Open World National Project to use the Trunity Platform in exchange for a license fee of $400,000. Upon signing, the initial payment of $100,000 and in April 2013, the remaining payment of $300,000 was received. The impact of this transaction was a $400,000 payment that was reflected in the Company’s second quarter financial statements for the period ended June 30, 2013 as deferred revenue of $357,050 for the portion representing the remaining professional hours and license term on the agreement.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 -ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS-Continued

On June 5, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with its new institutional investor, Pan-African Investment Company, LLC (“PIC”), whereby PIC will assist with the introduction and marketing of the Trunity eLearning Platform in African nations seeking to improve the quality of education for their citizens.   Pursuant to the terms and conditions of the MOU, PIC has been granted a seven-year exclusive right to introduce Trunity’s products and services to the governments of each of the countries on the African continent with a goal of improving, modernizing and providing these countries with a sustainable education platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting -The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Development Stage Operations - The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. The Company has emerged from development stage operations during the first quarter of 2013.

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all, will be available to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Website and Platform Development Costs - The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

Stock-Based Compensation-We recognize compensation costs to employees under ASC Topic 718, Compensation – Stock Compensation. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Common Stock Purchase Warrants - The Company accounts for common stock purchase warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Recent Accounting Pronouncements - On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the FASB. This update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the consolidated statement of shareholders' equity. The Company adopted the method of presentation using one consecutive financial statement.

In January 2013, the FASB issued another update to the guidance in ASC Topic 220. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance is effective for the Company beginning July 1, 2013, and adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

In July 2012, the FASB issued an update to ASC Topic 350, Intangibles- Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is "more likely than not" that the asset is impaired. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2013, with early adoption permitted. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment.  There was no impairment loss for the three and six months ended June 30, 2013 and 2012.

Intangible assets were comprised of the following at June 30, 2013:

Trunity platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$-

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	-

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	-

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(218,066)	109,034

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(209,029)	339,002

Internal costs capitalized for the twelve months ended June 30, 2013	3 years	$263,798	$(30,912)	$232,886

Carrying value as of June 30, 2013				$680,922

Estimated future amortization expense is as follows for the following periods:

Remainder of 2013	$189,822
2014	325,126
2015	152,919
2016	13,055
Total future amortization expense	$680,922

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
June 30, 2013

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Credit Agreements - The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent until December 31, 2014 subsequent to the initial expiration date.  The loans have no repayment terms but have been repaid in the second quarter of 2013.  As of June 30, 2013, Terry Anderton, Les Anderton, and Joakim Lindblom  have shareholder  receivables/loans that are comprised of the following balances are  $(6,268), $(1,641) and $0, respectively. The shareholders expect to incur additional expenses in the third quarter of 2013 that are expected to be advanced to the Company as part of travel expenses for operational purposes.

Corporate Rental - The Company pays monthly rent to Terry Anderton for his guest house used by corporate employees who work for extended periods of time at the corporate offices located in New Hampshire but reside elsewhere.

NOTE 5 - CONVERTIBLE DEBT

July 2012 Convertible Debentures-In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($210,394 as of June 30, 2013).  The July Notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”).  The number of Units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes.  For the three and six months ended June 30, 2013, the Company recorded amortization of the discount of $10,599 and $21,198, respectively.  As of June 30 2013, the net carrying value of the July Notes totaled $164,464, net of unamortized discount of $45,927.  For the three and six months ended June 30, 2013, interest expense on the July Notes of $5,341 and $10,764, respectively, was recorded.

In connection with the issuance of the July Notes, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares over a two-year period for an exercise price of 0.40 Canadian Dollars.  The Company estimated the fair value of the warrants using a Black Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate –  0.22%, dividend rate – 0.00%.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 - CONVERTIBLE DEBT- Continued

The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the notes.  The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the Notes of $6,609 and $13,218, respectively was recorded for the three and six months ended June 30, 2013.

September 2012 Convertible Debentures - In September 2012, the Company issued convertible debentures (“September Notes”) with an aggregate face value of $330,900.  The September Notes mature in September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the September Notes.  For the three and six months ended June 30, 2013, the Company recorded amortization of the discount of $14,464 and $42,146, respectively.  As of June 30, 2013, the net carrying value of the September Notes totaled $263,401, net of unamortized discount of $67,499.    For the three and six months ended June 30, 2013 interest expense on the September Notes of $8,273 and $16,546, respectively was recorded.

In connection with the issuance of the September  Notes, the Company paid cash transactions fees to brokers totaling $30,456.  The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the September Notes.  The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital.  Amortization of debt issuance costs on the September Notes of $2,476 and $4,952, respectively was recorded for the three and six months ended June 30, 2013.

October and November 2012 Convertible Debentures-In October and November 2012, the Company issued convertible debentures (“October and November Notes”) with an aggregate face value of $624,372 of which $313,440 represented a conversion of notes payable- related parties to the Founders. The October and November Notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the October and November Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the October and November Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 - CONVERTIBLE DEBT - Continued

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate –0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes.  For the three and six months ended June 30, 2013, the Company recorded amortization of the discount of $31,750 and $63,500, respectively.  As of June 30, 2013 the net carrying value of the October and November Notes totaled $454,986, net of unamortized discount of $169,386.  For the three and six months ended June 30, 2013 interest expense on the October and November Notes of $15,609 and $31,218, respectively was recorded.

In connection with the issuance of the October and November Notes, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of June 30, 2013:

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
July Notes	$210,391	$(84,788)	$38,861	$164,464
September Notes	330,900	(115,712)	48,213	263,401
October and November Notes	59,000	(13,317)	4,663	50,346
November – Related Party Notes	565,372	(240,687)	79,955	404,640
Total	$1,165,663	$(454,504)	$171,692	$882,851

NOTE 6  -  DERIVATIVES

The Company’s convertible debt issued in November 2012 with a face value of $42,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the fair value of derivative liabilities using Monte Carlo simulations.  The Company used the following assumptions in estimating the fair value of the derivative liabilities on the issuance date through the conversion dates of the debt.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 6 - DERIVATIVES - Continued

	Issuance Date	December 31, 2012	March 31, 2013	May 22, 2013	June 19, 2013
Expected Volatility	51.08%	52.67%	40.55%	38.46%	25.09%
Expected Term	0.75 Years	0.6 Years	0.3 Years	0.16 Years	0.1 Years
Risk Free Interest Rate	0.19%	0.16%	0.07%	0.04%	0.05%
Dividend Rate	0%	0%	0%	0%	0%

The Company recorded an initial derivative liability of $32,622 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the date of issuance to the date of conversion into 166,744 shares of common stock, the fair value of the derivative liability changed to $32,007 resulting in expense of $616 and a reclass to additional paid in capital of $31,990 that was recorded during the three months ended June 30, 2013.

The Company’s convertible debt issued in January 2013 with a face value of $37,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the assumptions in estimating the fair value of the derivative liabilities on the issuance date and as of June 30, 2013.

	Issuance Date	March 31, 2013	June 24, 2013
Expected Volatility	50.77%	49.82%	29,43%
Expected Term	0.75 Years	0.45 Years	0.16 Years
Risk Free Interest Rate	0.11%	0.11%	0.06%
Dividend Rate	0%	0%	0%

The Company recorded an initial derivative liability of $28,603 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the date of issuance to the full payment of $57,606 the fair value of the derivative liability changed to $18,733 resulting in derivative income of $9,870 that was recorded during the three months ended June 30, 2013.

NOTE 7- STOCK BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “ 2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split resulting in an authorized option pool of 1,833,333. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options.  As of June 30, 2013 there were 88,333 shares available for awards under this plan.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 7 -  STOCK BASED COMPENSATION – Continued

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  As of June 30, 2013, there were 3,230,000 shares available for awards under this plan.

During the three and six months ended June 30, 2013, the Company issued 645,000 options to acquire shares of common stock to employees, directors or consultants.

The grant-date fair value of options is estimated using the Black Scholes option pricing model.  The per share weighted average fair value of stock options granted during 2013 was $.21 and was determined using the following assumptions:  expected price volatility 53% and 52%, risk-free interest rate ranging from .76% to 1.13%, zero expected dividend yield, and six years expected life of options.  The per share weighted average fair value of stock options granted during 2012 was $.19 and $.17 and was determined using the following assumptions:  expected price volatility 57% and 51%, risk-free interest rate ranging from 1.04% to 1.61%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding.  The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of June 30, 2013, there was approximately $777,296 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans.  This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 2.4 years.

A summary of options issued, exercised and cancelled for the years ended June 30, 2013 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,384,619	$0.34	8.30	$-
Granted	645,000	0.35	9.25	-
Cancelled	(802,851)	0.35	-	-
Exercised	-	-	-	-

Outstanding at June 30, 2013	7,226,768	$0.31	7.40	$-

Exercisable at June 30, 2013	1,834,971	$0.33	6.65	$-

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 8 - WARRANTS TO PURCHASE COMMON STOCK

During the three and six months ended June 30, 2013 in connection with private placement offerings, for the sale of common stock, the Company issued warrants to purchase 9,898,836 shares of the Company’s common stock at an exercise price of $1.00. All warrants are still outstanding as of June 30, 2013 and expire at various dates through 2016. A summary of warrants issued, exercised and expired for the three months ended June 30, 2013 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2012	650,280	$1.25	2.15
Granted	9,898,836	1.00	2.00
Exercised	-	-	-
Expired	(11,667)	3.00	3.00

Outstanding at June 30, 2013	10,537,449	$1.00	1.85

Exercisable at June 30, 2013	10,537,449	$1.00	1.91

NOTE 9 – STOCKHOLDER’S EQUITY

On June 5, 2013, the Company completed the closing of a private placement (the “Private Placement”) with 35 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 8,936,470 shares of our common stock (the “Common Stock”) at a purchase price of $0.40 per share, resulting in gross offering proceeds of $3,574,588. In addition, the Investors received two-year warrants to purchase an aggregate of 8,936,470 shares of Common Stock at an exercise price of $1.00 per share (the “Investor Warrants”). The Company received net proceeds of approximately $3.3 million after payment of placement agent fees and costs relating to the Private Placement. The net proceeds from the Private Placement will be used to fund The Company's ongoing operations and to provide working capital.

In consideration for services rendered as the exclusive placement agent in the Private Placement, The Company paid ACGM, Inc., New York, New York (the “Placement Agent”) cash commissions totaling $178,729 (5% of the gross offering proceeds). In addition, as consideration for services rendered in connection with the Private Placement, The Company issued to the Placement Agent 357,459 restricted shares of our Common Stock, representing 8% of the gross proceeds of the Private Placement at a price of $0.80 per share to determine the number of shares issued to the Placement Agent.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 9 - STOCKHOLDER’S EQUITY – Continued

The lead investor in the Private Placement was Pan-African Investment Company, LLC (“PIC”), a New York City-based private investment firm which invested $1,000,000 and purchased 2,500,000 shares of Common Stock and received an Investor Warrant to purchase 2,500,000 shares. In connection with PIC’s lead investment the Company, PIC and its major shareholders agreed to appoint a PIC representative to the Trunity Board of Directors and to nominate that designee for reelection by the shareholders at each annual meeting held while PIC owns at least 2% of the Company’s issued and outstanding Common Stock. In addition, the Company and PIC entered into a Memorandum of Understanding to structure a formal business relationship whereby PIC will have the exclusive right to introduce the Trunity eLearning Platform to African countries seeking to improve the quality of education for their citizens.

NOTE 10 - SUBSEQUENT EVENTS

In August 2013, the company executed a lease for 8,713 square feet for its corporate offices located in Portsmouth, New Hampshire. The lease will commence on August 9, 2013 and has a five-year term ending on September 8, 2018.  The monthly rental payments for the first year are $10,165 per month and will increase on anniversary at a rate of 3% per annum.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for an interim period may not give a true indication of results for future interim periods or the year. In the following discussion, all comparisons are with the corresponding items in the prior or year period.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three and six months ended June 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. “Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 10-K dated December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Trunity Holdings, Inc. (“Trunity” or the “Company”) is a Delaware corporation headquartered in Portsmouth, New Hampshire. We have a wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc. “or the “Company”), also based in Portsmouth, New Hampshire, was formed on July 28, 2009 through the acquisition of certain intellectual property by our three founders. We have developed a cloud-based collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, it enables a unique integration of academic content with learning management systems. We allow content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any internet-enabled computer or smart mobile device. All content powered by us is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange Store or within private communities powered by our platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part. Our core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by certain paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability.

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

Results of Operations

Prior to the three months ended June 30, 2013, we reported our results as a development stage entity.  Based on the development of our products and our change in focus from development to sales, we emerged as a developmental stage company, and although we have begun to record revenue our cash revenues continue to be minimal and operations and revenues need to be increased substantially in order to achieve profitability.

Our revenues of $59,631 and $32,945 for the three months ended of  $84,501 and $43,703 for the six months ended June 30, 2013 and 2012, respectively, are primarily related to licensing agreements for the Trunity platform, sales of services, digital content book sales and advertising. The current period revenues were mainly due to recognition of licensing revenues from the Ukraine and India agreements that are being deferred due to recognition purposes, sales of services and advertising that have increased in comparison to the prior period.  We believe that our revenue will continue to increase throughout the remainder of  2013 as we are aggressively pursuing new opportunities, have initiated specific marketing efforts and expect increased usage of our platform from “word of mouth” satisfied users; however, there can be no assurance that this expected revenue increase will occur.  In addition, at June 30, 2013, we had recorded approximately $386,783 of deferred revenue that we anticipate will continue to be recognized throughout the duration of the contract.

Our total operating expenses of $805,069 for the three months ended June 30, 2013 increased 45.1% from $554,819 in comparison to the prior period in 2012 and operating expenses for the six months ended June 30, 2013 of $1,471,754 increased 22% from $1,206,027 in the comparable period in 2012. The increase in operating expenses for the three and six months ended June 30, 2013, results from an increase in salary and related benefit expense due to hiring of four new employees including our newly appointed CFO, investor and public relations expense, marketing consulting expense, sales commission, travel expenses, consulting fees, rental expense, stock compensation expense and interest expense offset by a decrease in legal, amortization and depreciation expenses.  We expect that our operating expenses will continue to increase in future periods as our business expands.

Amortization and depreciation expense included within operating expenses for the three months ended June 30, 2013 decreased 47.1% from $251,275 to $132,888 in comparison to the prior period in 2012. For the six months ended June 30, 2013 amortization and depreciation expense decreased 48.3% from $489,923 to $253,053 in comparison to the prior period in 2012. The decrease for the three and six month period ended June 30, 2013 is due to a reduction in amortization  and depreciation expense as the initial investment amount for the platform was fully amortized and various assets being fully expensed in 2012. We expect that our general and administrative expenses will continue to increase in future periods as our business expands.

Interest expense for the three and six months ended June 30, 2013, $86,045 and $205,309, respectively, represents an increase of 100%, due to the issuance of debentures, convertible notes and working capital loans outstanding and no interest expense in the comparable prior year periods as a result of not having outstanding debt.

The net loss for the three and six months ended June 30, 2013 was $836,104 and $1,609,550, respectively, compared with a net loss in the prior comparable periods in 2012 of $531,367 and $1,173,200, respectively, representing an increase of 57.3% and 36.6%, respectively.  The net loss increase is principally due to additional operating expenses, interest expense and stock compensation costs recorded in the current period versus the prior period, offset by decreased amortization and depreciation expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At June 30, 2013, we had working capital of $1,488,479 as compared to negative working capital of $891,160 at December 31, 2012. Our change from negative working capital to a substantial positive amount is primarily attributable to our generation of additional cash from our second quarter 2013 - private placement.

Our current assets at June 30, 2013 and December 31, 2012 included cash and accounts receivable, net. Our current liabilities at June 30, 2013 and December 31, 2012 included accounts payables, notes payable – related parties, accrued expenses representing accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $864,039 for the six months ended June 30, 2013, as compared to $901,077 for the six months ended June 30, 2012. Working capital changes provided cash of $72,984 in the current period as compared to cash utilized of $273,211 for the six months ended June 30, 2012 due to the receipt of cash for the Ukraine licensing contract and capital equity raise during the period. In addition net income was adjusted for non-cash items by increased expenses of $672,525 in the current year as compared to $545,334 for the six months ended June 30, 2012. This increase was primarily due to additional stock compensation expense as a result of more issuances of options to employees, accretion expense for debt discount and issuance costs not incurred in the prior period offset by a decrease in depreciation and amortization costs due to many of the related assets being fully amortized or depreciated.

Net cash used in investing activities was $284,405 for the six months ended June 30, 2013, as compared to net cash used of $449,631 for the six months ended June 30, 2012. This decrease was a result of the acquisition of our subsidiary that was purchased in the prior year.

Net cash provided by financing activities for the six months ended June 30, 2013 was approximately $3,490,158 as compared to $1,230,066 for the six months ended June 30, 2012. This increase is due mainly to the proceeds from the private sale of our securities and from notes payable due to related parties offset by repayment of notes payable to related parties and conversion of convertible note payable.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. We believe our working capital is sufficient to fund our operations and permit us to satisfy our obligations as they become due for at least the next six months. We have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

Plan of Operation

We have developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, this enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any internet-enabled computer or smart mobile device. All content powered by us is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part.

The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd-sourced communities, individual authors, and teachers, as well as institutional repositories and content partners. Our platform currently hosts a growing community of over 4,300 expert contributors made up of many of the world’s top scientists and educators, who create peer-reviewed educational content. We have customers both domestically but also internationally as we have won a significant national project in Ukraine and have a licensing agreement in India. In addition, we host many National Science Foundation (NSF) and NASA funded projects including The National Council for Science and the Environment (NCSE), University of New Hampshire EPSCoR, Encyclopedia of Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of whom also serve as core content contributors into the Trunity Knowledge Exchange. In addition, we completed a significant project for The National Academy of Sciences to develop and deploy an online collaboration workspace for scientists to exchange and publish scientific findings from the investigation of declassified satellite earth imagery. We believe that our cloud-based platform, which tightly integrates expert validated learning content with learning management, is poised to make major inroads into the education marketplace.

On March 20, 2013, we entered into a transaction pursuant to which the Trunity Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students.

In connection with the transaction, we entered into a share purchase agreement and a project agreement providing us with a 15% stake in EDUCOM, a Ukrainian limited liability company (the “JV Company”), and the JV Company entered into a license agreement with us providing the JV Company with a five-year renewable license to use our platform in exchange for a license fee of $400,000, of which $100,000 was paid upon signing and the $300,000 balance was paid in April 2013. We expect to generate substantial revenue from the Ukrainian joint venture, above and beyond the initial license fee, through the sale of content from the Trunity Knowledge Exchange and from the Ukrainian Knowledge Exchange to be established by us in connection with the venture.

On June 5, 2013, we completed a $3.575M strategic funding led by Pan African Investment Company (PIC), which was founded by Dick Parsons and Ronald Lauder.  Parsons and Lauder formed PIC to identify, invest in and provide solutions that effect growth and development in Africa. In addition to the investment we entered into an agreement appointing PIC our primary sales agent in Africa and we have begun working on several large opportunities in Africa with PIC. We expect  to open an office and maintain a formal presence in Africa as part of our strategy to bring our platform to the African continent.

Our Virtual Textbook solution has seen strong adoption after its initial launch in the Fall of 2012. The first Virtual Textbook authored on the Trunity platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. The first textbook has now been adopted at ten universities and twenty courses, with approximately 50+  U.S. higher education institutions considering it for adoption for the 2013/ 2014  school year.  Following in these footsteps, several new textbooks are being authored entirely on our platform and as a result are nearing completion, with two of these new textbooks already being adopted and taught at U.S. universities. In addition our first authored textbook geared specifically towards professional trade certifications, is nearing completion and is expected to be deployed nationally this fall.

In addition to the continued organic author sign-ups through our expert content properties, we are preparing to launch a large scale author-teacher recruitment campaign which is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoint and other learning resources) to be sold on the Trunity Knowledge Exchange. The campaign will be taking advantage of greatly enhanced authoring tools, complete with a new more flexible peer-review workflow for continuous quality improvement and control of content.

Under development for over a year we have released version 2.0 of the Trunity Platform. This release constitutes the largest single release to date and provides us with a next-generation technology foundation with powerful new programming and scalability features that will serve us well for years to come. Key components include a next-generation content engine based on highly flexible and scalable NoSQL database technology, as well as a robust new Java-based Application Programming Interface (API). New functionality included in this release includes a much more powerful authoring tool suite, easily customizable publishing workflow, extensible standards tagging framework (includes Common Core alignment), automatic reading level tagging, self-assessment and more flexible royalty tracking functionality, among other new features.

As part of our platform’s new Application Programming Interface (API) that enables much more flexible automated content importing, we will be accelerating acquisition of content through the over 90 content partners connected to the our platform. Among these are Encyclopedia of Life with over 500,000 high quality expert reviewed content items, as well as a number of Open Educational Resource (OER) collections, that together comprise over a million high quality content items. These resources, combined with those of Encyclopedia of Earth, CAMEL and other expert content communities on the platform, provide a rich library of resources from which educators and authors can assemble customized virtual textbooks and courseware.

The latest release has allowed us to augment our platform with sophisticated and extensible meta-tagging capabilities that allows content to be categorized and aligned to various educational standards such as Common Core. This allows authors, curriculum developers and teachers to easily find and pull together (via Trunity’s Live-Cross Publishing technology) different content modules to create textbooks and courses customized for specific curriculum standards and differentiated student learning needs. In particular, the Common Core framework built around the concept of modularized content – adopted by 46 out of 50 states for their K12 curriculum – has presented unique challenges that traditional textbook publishers have been ill-equipped to address with their monolithic textbook publishing model. As federal funding is often tied to the adoption of these standards and corresponding learning outcomes, we believe that we are well positioned with both the school districts and traditional publishers that have adopted the Common Core standards.

We are currently engaged in advanced discussions with a number of publishers and have initiated several publisher pilot programs currently underway in an effort to bring a large numbers of textbooks and other educational content to the platform and make this content available through Trunity’s international distribution channels. Trunity’s API architecture enables us to import textbooks and other digital content from traditional publishers to our platform with ease and acceleration. We have engaged a cost-effective outsource engineering team in the Ukraine, which is currently in the process of creating content import scripts with the first large batch of imported textbooks underway. As we continue to build the amount of content available on the platform along with the number of teachers and students requiring content to learn, we have built a unique and captive transactional engine  that we believe will drive significant and ongoing revenues in the future.

Inflation

In the opinion of management, inflation has not had and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of June 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first and second quarters of fiscal 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first and second quarters of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   —   OTHER INFORMATION

Item 1.                    Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except:

In February 2012, Trunity and our CEO Terry Anderton were served with a complaint filed by an ex-Trunity employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs.  In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  No expert has been disclosed by Mr. Horn for liability or damages.  Opposing counsel has requested to take the deposition of Mr. Terry Anderton, but a date has not been scheduled.

We are awaiting production of documents from Mr. Horn relating to his work following Trunity as well as follow up requests for his IRS paperwork.  On May 17, 2013, we filed a Motion to Dismiss Terry Anderton in his individual capacity from the case.  We also filed a Motion to Compel Exhibit 18 from Mr. Horn’s deposition, which consisted of handwritten notes Mr. Horn made during and immediately after his deposition testimony on March 25, 2013.  Lastly, we filed a Motion in Limine to preclude Mr. Horn from presenting evidence and testimony of damages.

        On June 13, 2013, the Court granted our Motion to Dismiss Terry Anderton from the case.  Therefore, Trunity, Inc. remains the sole defendant in this matter.  The Court denied the Motion to Compel and the Motion in Limine, but ordered that Mr. Horn shall pay Trunity, Inc.’s attorney’s fees and costs incurred to file the Motion in Limine, as well as the costs of a further deposition on damages.  We have provided opposing counsel with a statement of the attorney’s fees and costs incurred for filing the Motion in Limine and are awaiting Mr. Horn’s response and payment.

        Mr. Horn has served a second set of interrogatories and requests for production of documents upon Trunity, the responses to which are due on August 29, 2013.  Mr. Horn’s counsel filed an assented-to Motion to Continue this matter on July 17, 2013.  Trial of the case is now scheduled for the weeks of June 16 and June 23, 2014. Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

Item 1A.                 Risk Factors

This item is not required for a smaller reporting company.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, we have raised gross proceeds of approximately $263,000 through the sale of 658,055 shares of common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. We incurred stock issuance costs of approximately $7,000 consisting primarily of commissions paid to broker-dealers who assisted with the offering.  The net proceeds of this offering were used for working capital.

During the second quarter of 2013, we have raised gross proceeds of approximately $3,602,000 through the sale of 9,003,970 shares of common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. We incurred stock issuance costs of approximately $279,663 consisting primarily of commissions paid to broker-dealers who assisted with the offering.  The net proceeds of this offering were used for working capital.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                    Defaults upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.                     Other Information

On June 5, 2013, pursuant to the agreement between Trunity and PIC, Dana Reed, co-CEO of PIC, was appointed to the Trunity Board of Directors. As Co-CEO of PIC, a position she has held since the firm’s inception. Ms. Reed is responsible for managing day-to-day operations and overseeing all investment decisions. Prior to joining PIC, she served as Managing Director at UCM Partners, an independent investment management firm based in New York, specializing in residential and mortgage-backed securities. Previously, she was Vice President of Institutional Equity sales at the investment banking firm Friedman Billings Ramsey in Arlington, VA. Ms. Reed also worked in the investment banking groups at JP Morgan, Utendahl Capital Partners and Goldman Sachs. After earning a Bachelor of Business Administration degree in International Business and an MBA from Howard University, Ms. Reed began her career as a Fellow at the Export-Import Bank of the United States. She serves as a Director of the Harlem Community Development Corp. and is an active advisor to Circ Medtech Limited, an Israeli-based company that sells its products under the trade name Prepex.

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

TRUNITY HOLDINGS, INC.

Date: August 14, 2013	By: /s/ Terry Anderton
Terry Anderton,
Chief Executive Officer

Date: August 14, 2013	By: /s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of the Chief Executive Officer.

32.2	Section 906 Certifications of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document