Form 10-Q
period 2013-09-30
Trunity Holdings, Inc.
filed 2013-11-18
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐  NO  ☒

Class	Outstanding at November 14, 2013
Common Stock, $.0001 par value per share	46,697,891

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I  —  FINANCIAL INFORMATION
Item 1.                      Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$1,565,602	$13,724
Accounts receivable	3,405	1,615
Prepaid	12,700	--
Total current assets	1,581,707	15,339

Property and equipment
Fixtures and equipment	203,541	178,348
Less accumulated depreciation	(153,214)	(125,621)
	50,327	52,727
Capitalized software development costs
Costs incurred	3,492,625	3,114,295
Less accumulated amortization	(2,801,627)	(2,463,347)
	690,998	650,948
Other assets
Debt issuance costs	36,107	60,305

TOTAL ASSETS	$2,359,139	$779,319

LIABILITIES
Current liabilities
Accounts payable	$451,437	$619,304
Accrued interest and other liabilities	133,177	133,235
Notes payable-related party	--	70,761
Convertible note payable	--	49,024
Deferred revenue	335,100	28,267
Deferred rent, current portion	--	5,907
Total current liabilities	919,714	906,498

Long-term liabilities
Deferred rent, long-term portion	629	--
Debentures Series A and B, carrying value	936,413	776,007
Total long-term liabilities	937,042	776,007

Total Liabilities	1,856,756	1,682,505

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value - 200,000,000 shares authorized, 46,697,891 and 36,131,432 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	4,670	3,613
Additional paid-in-capital	12,267,232	8,438,000
Other comprehensive gain (loss)	1,734	(8,299)
Accumulated Retained Earnings	(11,771,253)	(9,336,500)

Total Stockholders' Equity (Deficit)	502,383	(903,186)
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,359,139	$779,319

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$67,899	$80,619	$152,400	$124,322
Cost of sales	23,465	31,443	67,153	42,319
Gross Profit	44,434	49,176	85,247	82,003

Operating Expenses:
Research and development	191,378	114,976	593,979	727,125
Selling, general and administrative	583,023	330,868	1,625,476	924,747
Total Operating Expenses	774,401	445,844	2,219,455	1,651,872

Loss From Operations	(729,967)	(396,668)	(2,134,208)	(1,569,869)

Other Expense:
Interest expense	(95,236)	(48,680)	(300,545)	(48,680)

Net Loss	(825,203)	(445,348)	(2,434,753)	(1,618,549)

Other Comprehensive Gain (Loss), Net of Tax:
Foreign currency translation adjustments	3,251	(9,957)	10,033	(9,957)
Comprehensive Loss	$(821,952)	$(455,305)	$(2,242,720)	$(1,628,506)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Weighted Average Number of Shares - Basic and Diluted	46,591,469	35,191,664	41,483,924	34,941,315

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders' Deficit

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total Stockholders' Deficit
Balance at December 31, 2012	36,131,432	$3,613	$8,438,000	$(8,299)	$(9,336,500)	$(903,186)
Sale of common stock, net issuance costs	10,192,617	10,193	3,594,914	-	-	3,605,107
Common stock issued upon conversion of trade and note payables	143,750	144	57,356	-	-	57,500
Shares issued for services	120,000	120	31,024	-	-	31,144
Exercise of common stock options	110,092	11	38,521	-	-	38,532
Reclass of recapitalization entry	-	(9,411)	9,411	-	-	-
Exercise of common stock options
Employee stock based compensation	-	-	98,006	-	-	98,006
Foreign currency translation gain	-	-	-	10,033	-	10,033
Net loss	-	-	-	-	(2,434,753)	(2,434,753)
Balance at September 30, 2013 (Unaudited)	46,697,891	$4,670	$12,267,232	$1,734	$(11,771,253)	$502,383

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(2,434,753)	$(1,618,549)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	367,167	604,733
Stock compensation expense	98,006	65,015
Accretion for debt discounts and amortization of issuance costs	202,725	17,118
Shares issued as a conversion of payables	57,500	—
Shares issued in exchange for services	31,144	—
Changes in operating assets and liabilities:
Accounts receivable	(1,789)	(65,436)
Prepaid expenses and other assets	(12,700)	6,459
Accounts payable	(167,864)	(9,123)
Accrued interest and other liabilities	(51)	(164,298)
Deferred revenue	306,833	37,742
Deferred rent	(5,287)	(7,603)
Net Cash Used In Operating Activities	$(1,559,069)	$(1,133,942)
Cash Flows From Investing Activities:
Purchase of fixed assets, net of disposal	(26,488)	—
Deposits for merger	—	(150,000)
Payment of patent application	(5,000)	—
Payment of platform development costs	(378,330)	(442,365)
Net Cash Used In Investing Activities	$(409,818)	$(592,365)
Cash Flows From Financing Activities
Proceeds from notes payable related parties	122,204	534,084
Repayments on notes payable related parties	(192,965)	(132,000)
Payment of convertible note, net of proceeds	(20,106)	—
Proceeds from exercise of stock options	38,532	—
Proceeds from debentures, net of issuance costs	—	424,081
Stock issuance costs	—	(94,997)
Sale of common stock, net of issuance costs	3,573,100	873,535
Net Cash Provided By Financing Activities	$3,520,765	$1,604,703
Net Increase (Decrease) in Cash and Cash Equivalents	1,551,878	(121,604)
Cash and Cash Equivalents, Beginning of Period	13,724	123,135
Cash and Cash Equivalents, End of Period	$1,565,602	$1,531

Non-cash Investing and Financing Transactions:
Interest Paid	$22,141	$—
Issuance of stock in acquisition of subsidiary	$—	$325
Conversion of debt to common stock shares	$32,006	$—

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying  consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of September 30, 2013 and December 31, 2012  and for the three and nine months ended September 30, 2013 and 2012. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The Company is a Delaware corporation headquartered in Portsmouth, New Hampshire. The Company was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. It has developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, Trunity enables a unique integration of academic content with learning management systems. All content powered by Trunity is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the Trunity platform.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS - Continued

On March 20, 2013 the Company executed a five year licensing agreement with the Ukraine Government’s Open World National Project to use the Trunity eLearning Platform in exchange for a license fee of $400,000. Upon signing, the initial payment of $100,000 was received and the remaining payment of $300,000 was received in April 2013. The impact of this transaction was a $400,000 payment that was reflected in the Company’s third quarter financial statements for the period ended September 30, 2013 as deferred revenue of $332,850 for the portion representing the remaining professional hours and license term on the agreement.

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

Development Stage Operations - The Company had operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. The Company emerged from development stage operations during the first quarter of 2013.

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
(Unaudited)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Digital content book revenues are earned and recognized as transactions are entered on the Trunity eLearning Platform by customers purchasing digital content through the Trunity Knowledge Exchange website.

Advertising revenue is earned from search engine providers based on search activity for sites hosted by the Company.

Billings in excess of revenues recognized are recorded as Deferred Revenue (a liability) until revenue recognition criteria are met. Client prepayments are deferred and recognized over future periods as services are delivered or performed.

Derivative Financial Instruments - The Company assesses whether it has embedded derivatives in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. Derivatives that do not qualify as hedges must be adjusted to fair value through current income. The Company currently does not engage in fair value hedges.

Stock-Based Compensation - We recognize compensation costs to employees under ASC Topic 718, Compensation – Stock Compensation. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Common Stock Purchase Warrants - The Company accounts for common stock purchase warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for warrants is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Recent Accounting Pronouncements - On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the FASB. The update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the consolidated statement of shareholders' equity. The Company adopted the method of presentation using one consecutive financial statement.

 In January 2013, the FASB issued another update to the guidance in ASC Topic 220. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance was effective for the Company beginning July 1, 2013, and adoption did not have a material impact on the Company's consolidated financial statements or disclosures.

In July 2012, the FASB issued an update to ASC Topic 350, Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is "more likely than not" that the asset is impaired. The changes to Codification Topic 350 were effective for the Company beginning July 1, 2013, the guidance did not have a material impact on the Company’s consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity eLearning Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment.  There was no impairment loss for the three and nine months ended September 30, 2013 and 2012.

Intangible assets were comprised of the following at September 30, 2013:

Trunity eLearning Platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$-

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	-

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	-

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(245,325)	81,775

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(254,698)	293,333

Internal costs capitalized for the nine months ended September 30, 2013	3 years	$378,330	$(62,440)	$315,890

Carrying value as of September 30, 2013				$690,998

Estimated future amortization expense is as follows for the following periods:

Remainder of 2013	$104,455
2014	363,304
2015	191,097
2016	32,142
Total future amortization expense	$690,998

The Company’s Trunity eLearning Platform technology was acquired from a related company, Trunity, LLC, and was valued at management’s best estimate of its value at that time of the transaction. Trunity, LLC was wholly owned by the three founders of the Company.  Subsequent internal costs capitalized consist of direct labor, including taxes and benefits.  Amortization of three years is based on management’s best estimate of useful life of current technology in this industry.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Credit Agreements - The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent until December 31, 2014 subsequent to the initial expiration date.  The loans have no repayment terms but were repaid in the second quarter of 2013.  As of September 30, 2013, Terry Anderton, Les Anderton, and Joakim Lindblom have shareholder  receivables/loans that are comprised of the following balances:  $(988), $252 and $0, respectively. All balances are expected to be settled in the fourth quarter.

Corporate Rental - Through September 2013, the Company paid monthly rent to Terry Anderton for his guest house used by corporate employees who work for extended periods of time at the corporate offices located in New Hampshire but reside elsewhere.

NOTE 5 - CONVERTIBLE DEBT

July 2012 Convertible Debentures - In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($207,140 as of September 30, 2013).  The July Notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”).  The number of Units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes.  For the three and nine months ended September 30, 2013, the Company recorded amortization of the discount of $10,599 and $31,797, respectively.  As of September 30 2013, the net carrying value of the July Notes totaled $171,812, net of unamortized discount of $35,328.  For the three and nine months ended September 30, 2013, interest expense on the July Notes of $5,383 and $16,147, respectively, was recorded.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT - Continued

The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the July Notes.  The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital.  Amortization of debt issuance costs on the Notes of $6,609 and $19,827, respectively was recorded for the three and nine months ended September 30, 2013.

September 2012 Convertible Debentures - In September 2012, the Company issued convertible debentures (“September Notes”) with an aggregate face value of $330,900.  The September Notes mature in September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the September Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the September Notes.  For the three and nine months ended September 30, 2013, the Company recorded amortization of the discount of $14,464 and $43,392, respectively.  As of September 30, 2013, the net carrying value of the September Notes totaled $277,865, net of unamortized discount of $53,035.    For the three and nine months ended September 30, 2013 interest expense on the September Notes of $8,273 and $24,818, respectively was recorded.

In connection with the issuance of the September Notes, the Company paid cash transactions fees to brokers totaling $30,456.  The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the September Notes.  The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital.  Amortization of debt issuance costs on the September Notes of $2,476 and $7,428, respectively was recorded for the three and nine months ended September 30, 2013.

October and November 2012 Convertible Debentures - In October and November 2012, the Company issued convertible debentures (“October and November Notes”) with an aggregate face value of $624,372 of which $313,440 represented a conversion of notes payable- related parties to the Founders. The October and November Notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the October and November Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the October and November Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the October and November Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT - Continued

 The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate –0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes.  For the three and nine months ended September 30, 2013, the Company recorded amortization of the discount of $31,750 and $95,250, respectively.  As of September 30, 2013 the net carrying value of the October and November Notes totaled $486,736, net of unamortized discount of $137,636.  For the three and nine months ended September 30, 2013 interest expense on the October and November Notes of $15,609 and $46,827, respectively was recorded.

In connection with the issuance of the October and November Notes, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of September 30, 2013:

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
July Notes	$207,140	$(84,788)	$49,460	$171,812
September Notes	330,900	(115,712)	62,677	277,865
October and November Notes	59,000	(13,317)	6,328	52,011
November – Related Party Notes	565,372	(240,687)	110,040	434,725
Total	$1,162,412	$(454,504)	$228,505	$936,413

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - DERIVATIVES - Continued

	Issuance Date	December 31, 2012	March 30, 2013	May 22, 2013	June 19, 2013
Expected Volatility	51.08%	52.67%	40.55%	38.46%	25.09%
Expected Term	0.75 Years	0.6 Years	0.3 Years	0.16 Years	0.1 Years
Risk Free Interest Rate	0.19%	0.16%	0.07%	0.04%	0.05%
Dividend Rate	0%	0%	0%	0%	0%

The Company recorded an initial derivative liability of $32,622 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the date of issuance to the date of conversion into 166,744 shares of common stock, the fair value of the derivative liability changed to $32,007 resulting in expense of $616 and a reclass to additional paid in capital of $31,990 that during the three months ended June 30, 2013, the period the transaction settled.

The Company’s convertible debt issued in January 2013 with a face value of $37,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the assumptions in estimating the fair value of the derivative liabilities on the issuance date and as of June 24, 2013.

	Issuance Date	March 31, 2013	June 24, 2013
Expected Volatility	50.77%	49.82%	29.43%
Expected Term	0.75 Years	0.45 Years	0.16 Years
Risk Free Interest Rate	0.11%	0.11%	0.06%
Dividend Rate	0%	0%	0%

The Company recorded an initial derivative liability of $28,603 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the date of issuance until the full payment of $57,606 was made, the fair value of the derivative liability changed to $18,733 resulting in derivative income of $9,870 that was recorded during the three months ended June 30, 2013, the period the transaction settled.

NOTE 7 - STOCK-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three year period and have a life of ten years from the date granted.  In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options.  As of September 30, 2013 there were 1,567,100 shares available for awards under this plan.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCK-BASED COMPENSATION - Continued

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three year period and have a life of ten years from the date granted.  As of September 30, 2013, there were 5,315,000 shares available for awards under this plan.

During the three and nine months ended September 30, 2013, the Company issued 315,000 and 960,000 options, respectively, to acquire shares of common stock to employees, directors or consultants.

The grant-date fair value of options is estimated using the Black Scholes option pricing model.  The per share weighted average fair value of stock options granted during 2013 was $0.38 and was determined using the following assumptions:  expected price volatility ranging between 51% to 53%, risk-free interest rate ranging from .79% to 1.66%, zero expected dividend yield, and six years expected life of options.  The per share weighted average fair value of stock options granted during 2012 was $0.19 and $0.17 and was determined using the following assumptions:  expected price volatility 57% and 51%, risk-free interest rate ranging from 1.04% to 1.61%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding.  The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of September 30, 2013, there was approximately $426,662 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans.  This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.75 years.

A summary of options issued, exercised and cancelled for the years ended September 30, 2013 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,384,619	$0.34	8.30	$-
Granted	960,000	0.38	9.64	-
Exercised	(110,092)	0.35	-	-
Cancelled	(3,587,897)	0.35	-	-

Outstanding at September 30, 2013	4,646,630	$0.35	8.06	$-

Exercisable at September 30, 2013	1,667,130	$0.33	7.14	$-

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - WARRANTS TO PURCHASE COMMON STOCK

During the first and second quarter of 2013 the Company issued, in connection with private placement offerings for the sale of common stock, warrants to purchase 9,898,836 shares of the Company’s common stock at an exercise price of $1.00. All warrants are still outstanding as of September 30, 2013 and expire at various dates through 2016. A summary of warrants issued, exercised and expired for the nine months ended September 30, 2013 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2012	650,280	$1.25	2.15
Granted	9,898,836	1.00	2.00
Exercised	-	-	-
Expired	(24,167)	3.00	3.00

Outstanding at September 30, 2013	10,524,949	$1.00	1.60

Exercisable at September 30, 2013	10,524,949	$1.00	1.60

NOTE 9 - STOCKHOLDER’S EQUITY

On June 5, 2013, the Company completed the closing of a private placement (the “Private Placement”) with 35 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 8,936,470 shares of our common stock (the “Common Stock”) at a purchase price of $0.40 per share, resulting in gross offering proceeds of $3,574,588. In addition, the Investors received two-year warrants to purchase an aggregate of 8,936,470 shares of Common Stock at an exercise price of $1.00 per share (the “Investor Warrants”). The Company received net proceeds of approximately $3.3 million after payment of placement agent fees and costs relating to the Private Placement. The net proceeds from the Private Placement have been and will be used to fund the Company’s ongoing operations and to provide working capital.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDER’S EQUITY - Continued

The lead investor in the Private Placement was Pan-African Investment Company, LLC (“PIC”), a New York City-based private investment firm which invested $1,000,000 and purchased 2,500,000  shares of Common Stock and received an Investor Warrant to purchase 2,500,000 shares. In connection with PIC’s lead investment the Company, its major shareholders and PICagreed to appoint a PIC representative to the Trunity Board of Directors and to nominate that designee for reelection by the shareholders at each annual meeting held while PIC owns at least 2% of the Company’s issued and outstanding Common Stock. In addition, the Company and PIC entered into a Memorandum of Understanding to structure a formal business relationship whereby PIC will have the exclusive right to introduce the Trunity eLearning Platform to African countries seeking to improve the quality of education for their citizens.

NOTE 10 - COMMITMENTS

In August 2013, the Company executed a lease for 8,713 square feet for its corporate offices located in Portsmouth, New Hampshire. The lease commenced on August 9, 2013 and has a five-year term ending on September 8, 2018.  The monthly rental payments for the first year are $10,165 per month and will increase on each anniversary at a rate of 3% per annum. The Company is required to pay its proportionate share of the building's common area maintenance (“CAM”), real estate taxes, utilities serving the premises and the cost of premises janitorial service estimated to be $5,209.60 on a monthly basis.

NOTE 11 - SUBSEQUENT EVENTS

On October 15, 2013, Terry Anderton resigned from his positions as President and Director of Trunity Holdings, Inc.  Effective October 2013, the Company ceased paying Mr. Anderton rent for use of his guest house.  See Note 4 – Significant Transactions with Related Parties.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. “Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 10-K dated December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Trunity Holdings, Inc. (“Trunity” or the “Company”) is a Delaware corporation headquartered in Portsmouth, New Hampshire. We have a wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc. “or the “Company”), also based in Portsmouth, New Hampshire, which was formed on July 28, 2009 through the acquisition of certain intellectual property by our three founders. We have developed a cloud-based collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, it enables a unique integration of academic content with learning management systems. We allow content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any internet-enabled computer or smart mobile device. All content powered by us is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics, and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by our platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part. Our core products, Knowledge, Learn and Connect, are in production and operational, and are currently in use by certain paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability.

We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations  Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

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

Results of Operations

Prior to the three months ended March 31, 2013, we reported our results as a development stage entity.  Based on the development of our products and our change in focus from development to sales, we emerged from the developmental stage in the first quarter of 2013.Although we have begun to record revenue, our cash revenues continue to be minimal and operations and revenues need to be increased substantially in order to achieve profitability.

Our revenues of $67,899 and $80,619 for the three months ended September 30, 2013 and 2012, respectively, and $152,400 and $124,323 for the nine months ended September 30, 2013 and 2012, respectively, are primarily related to licensing agreements for the Trunity eLearning Platform, sales for our digital content books, sales of services, and advertising revenue. The current periods’ revenues were mainly due to recognition of  licensing revenues from the Ukraine agreement that  were deferred and are being recognized based on the terms within the contract. In addition to the Ukraine revenue we had sales of our digital content books that increased offset by a decrease in other licensing, service and advertising revenue in comparison to the prior year periods.  We believe that our revenue will increase in the remainder of  2013 as we are aggressively pursuing new opportunities, have initiated specific marketing efforts and expect increased usage of our platform from “word of mouth” satisfied users; however, there can be no assurance that this expected revenue increase will occur.  In addition, at September 30, 2013, we had recorded approximately $335,100 of deferred revenue that we anticipate will continue to be recognized throughout the duration of all the on-going contracts.

Our total operating expenses of $774,401 for the three months ended September 30, 2013 increased 74% from $445,844 in comparison to the prior period in 2012 and operating expenses for the nine months ended September 30, 2013 of $2,219,455 increased 34% from $1,651,872 in the comparable period in 2012. The increase in operating expenses for the three and nine months ended September 30, 2013, primarily attributable to increase in salary and related benefit expense due to hiring of nine new employees including our newly appointed CFO, investor and public relations expense, marketing consulting expenses, travel expenses, accounting and consulting fees, rental expense, administrative platform costs, stock compensation expense and interest expense offset by a decrease in legal, sales commission, amortization and depreciation expenses.  We expect that our operating expenses will continue to increase in future periods as our business expands.

Amortization and depreciation expense included within operating expenses for the three months ended September 30, 2013 decreased 0.6% (from $114,811 to $114,114) in comparison to the prior period in 2012. For the nine months ended September 30, 2013 amortization and depreciation expense decreased 39.3% (from $604,734 to $367,167) in comparison to the prior period in 2012. The substantial decrease in amortization and depreciation expense for the nine month period ended September 30, 2013 occurred because the initial investment amount for the platform was fully amortized by 2012 and various assets were fully expensed in 2012. We expect that our general and administrative expenses will continue to increase in future periods as our business expands.

Interest expense for the three and nine months ended September 30, 2013, increased $46,556 (95.6%) and $251,865 (517.4%) respectively, over the comparable periods in 2012.  These increases were primarily due to interest accrued in the 2013 periods on the debentures issued in the second half of 2012.

      The net loss for the three and nine months ended September 30, 2013 was $825,203 and $2,434,753, respectively, compared with a net loss in the prior comparable periods in 2012 of $445,348 and $1,618,549, respectively, representing an increase of 85.3% and 50.4%, respectively.  The net loss increase is principally due to additional operating expenses, interest expense and stock compensation costs recorded in the current period versus the prior period, offset by decreased amortization and depreciation expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At September 30, 2013, we had working capital of $661,993 as compared to negative working capital of $891,159 at December 31, 2012. Our change from negative working capital to a substantial positive amount is primarily attributable to our generation of additional cash from our second quarter 2013 - private placement.

Our current assets at September 30, 2013 and December 31, 2012 included cash and accounts receivable, net. Our current liabilities at September 30, 2013 and December 31, 2012 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $1,559,069 for the nine months ended September 30, 2013, as compared to $1,133,942 for the nine months ended September 30, 2012. Working capital changes provided cash of $119,143 in the current period as compared to cash utilized of $202,259 for the nine months ended September 30, 2012 due to the receipt of cash from the Ukraine licensing contract and the equity private placement during the current period. In addition net income was adjusted for non-cash items by increased expenses of $756,543 in the current year as compared to $686,866 for the nine months ended September 30, 2012. This increase was primarily due to additional stock compensation expense as a result of more issuances of options to employees, accretion expense for debt discount and issuance costs not incurred in the prior period offset by a decrease in depreciation and amortization costs due to many of the related assets being fully amortized or depreciated.

Net cash used in investing activities was $409,818 for the nine months ended September 30, 2013, as compared to net cash used of $592,365 for the nine months ended September 30, 2012. This decrease was a result of the acquisition of our subsidiary that was purchased in the prior year.

Net cash provided by financing activities for the nine months ended September 30, 2013 was approximately $3,520,765 as compared to $1,604,703 for the nine months ended September 30, 2012. This increase is due mainly to the proceeds from the private sale of our securities, notes payable due to related parties, and exercise of stock options offset by repayment of notes payable to related parties and conversion of convertible note payable.

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

Plan of Operation

We have developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing digital content books, e-learning, enterprise training and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, this enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or smart mobile device. All content powered by us is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part.

The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners. Our platform currently hosts a growing community of over 4,300 expert contributors made up of many of the world’s top scientists and educators, who create peer-reviewed educational content. We have customers both domestically and internationally, as we have won a significant national project in Ukraine.. In addition, we host many National Science Foundation (NSF) and NASA-funded projects, including The National Council for Science and the Environment (NCSE), Encyclopedia of Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of which also serve as core content contributors to the Trunity Knowledge Exchange. In addition, we completed a significant project for The National Academy of Sciences to develop and deploy an online collaboration workspace for scientists to exchange and publish scientific findings from the investigation of declassified satellite earth imagery. We believe that our cloud-based platform, which tightly integrates expert validated learning content with learning management, is poised to disrupt the traditional education marketplace.

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students.

In connection with the transaction, we entered into a share purchase agreement and a project agreement providing us with a 15% stake in EDUCOM, a Ukrainian limited liability company (the “JV Company”); and the JV Company entered into a license agreement with us providing the JV Company with a five-year renewable license to use our platform in exchange for a license fee of $400,000, of which $100,000 was paid upon signing and the $300,000 balance was paid in April 2013. We expect to generate additional revenue from the Ukrainian joint venture, above and beyond the initial license fee, through the sale of content from the Trunity Knowledge Exchange and from the Ukrainian Knowledge Exchange to be established by us in connection with the venture however, we have yet to generate any such revenue and there can be no assurance that we will ever do so.

On June 5, 2013, we completed a $3.575M strategic funding led by Pan-African Investment Company (PIC), which was founded by Dick Parsons and Ronald Lauder.  Parsons and Lauder formed PIC to identify, invest in and provide solutions that effect growth and development in Africa. In addition to the investment, we entered into an agreement appointing PIC as our exclusive sales agent in Africa. We anticipate a presence in Africa as part of our strategy to bring our platform to the African continent.

Our Virtual Textbook solution has seen strong adoption since its initial launch in the Fall of 2012. The first Virtual Textbook authored on the Trunity eLearning Platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. The first textbook has now been adopted at 10 universities, two high schools and 20 courses, with approximately 50+ U.S. higher education institutions considering it for adoption for the 2014/ 2015 school year.  Following in these footsteps, several new textbooks are being authored entirely on our platform and as a result are nearing completion. In addition our first authored textbook geared specifically towards professional trade certifications, is completed and is expected to be deployed in 2014.

In addition to the continued organic author sign-ups, we are preparing to launch a large scale author-teacher recruitment campaign which is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoint and other learning resources) to be sold on the Trunity Knowledge Exchange.

Under development for over a year we have released version 2.0 of the Trunity eLearning Platform. This release constitutes the largest single release to date and provides us with a next-generation technology foundation with powerful new programming and scalability features we believe that will serve us well for years to come. Key components include a next-generation content engine based on highly flexible and scalable NoSQL database technology, as well as a robust new Java-based Application Programming Interface (API). New functionality included in this release includes an easily customizable publishing workflow, extensible standards tagging framework (includes Common Core alignment), automatic reading level tagging, and self-assessment, among other new features.

The latest release has allowed us to augment our platform with meta-tagging capabilities that allows content to be categorized and aligned to various educational standards such as Common Core. This allows authors, curriculum developers and teachers to find and pull together (via Trunity’s Live-Cross Publishing technology) different content modules to create textbooks and courses customized for specific curriculum standards and differentiated student learning needs. In particular, the Common Core framework built around the concept of modularized content – adopted by 46 out of 50 states for their K-12 curriculum – has presented unique challenges that traditional textbook publishers have been ill-equipped to address with their monolithic textbook publishing model. As federal funding is often tied to the adoption of these standards and corresponding learning outcomes, we believe that we are well positioned with both the school districts and traditional publishers that have adopted the Common Core standards.

We are currently engaged in advanced discussions with a number of publishers currently underway in an effort to bring a large numbers of textbooks and other educational content to the platform and make this content available through Trunity’s domestic and international distribution channels. Trunity’s API architecture enables us to import textbooks and other digital content from traditional publishers to our platform. We have engaged and outsourced an engineering team in the Ukraine, which is currently in the process of creating content import scripts with the first batch of imported textbooks underway. As we continue to build the amount of content available on the platform along with the number of teachers and students requiring content to learn, we believe this growth will continue to drive increased revenues in the future.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of September 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first, - second and third quarters of fiscal 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first, second and third quarters of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   —   OTHER INFORMATION

Item 1.                     Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened, except:

 In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity employee, William Horn, in the Nashua, New Hampshire Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs.  In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  No expert has been disclosed by Mr. Horn for liability or damages.

        On June 13, 2013, the Court granted our Motion to Dismiss Terry Anderton, in his individual capacity, from the case. Therefore, Trunity remains the sole defendant in this matter.  We continue to proceed with discovery and may schedule a second deposition of the plaintiff based upon the additional documents and information produced by the plaintiff pursuant to the Court’s Order. As discovery continues, third party depositions are expected to be scheduled.

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

Item 1A.                 Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 16, 2013.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, we raised gross proceeds of approximately $263,000 through the sale of 658,055 shares of common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. We incurred stock issuance costs of approximately $7,000 consisting primarily of commissions paid to broker-dealers who assisted with the offering.  The net proceeds of this offering were used for working capital.

During the second quarter of 2013, we raised gross proceeds of approximately $3,602,000 through the sale of 9,003,970 shares of common stock to accredited investors in private placement transactions at a price of $.40 per share.  Each investor also received a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. We incurred stock issuance costs of approximately $279,663 consisting primarily of commissions paid to broker-dealers who assisted with the offering.  The net proceeds of this offering were used for working capital.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                     Defaults upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.                     Other Information

On June 5, 2013, pursuant to the agreement between Trunity and PIC, Dana Reed, CEO of PIC, was appointed to the Trunity Board of Directors. As CEO of PIC, a position she has held since the firm’s inception, Ms. Reed is responsible for managing day-to-day operations and overseeing all investment decisions. Prior to joining PIC, she served as Managing Director at UCM Partners, an independent investment management firm based in New York, specializing in residential and mortgage-backed securities. Previously, she was Vice President of Institutional Equity sales at the investment banking firm Friedman Billings Ramsey in Arlington, VA. Ms. Reed also worked in the investment banking groups at JP Morgan, Utendahl Capital Partners and Goldman Sachs. After earning a Bachelor of Business Administration degree in International Business and an MBA from Howard University, Ms. Reed began her career as a Fellow at the Export-Import Bank of the United States. She serves as a Director of the Harlem Community Development Corp. and serves on the Board of Directors of Circ Medtech Limited (a company that sells its products under the name PrePex) and Shea Yeleen.

On September 27, 2013, Terry Anderton resigned as the Company’s Chairman and Chief Executive Officer, but agreed to remain as President and as a member of the Board of Directors.

Dr. Arol I. Buntzman replaced Mr. Anderton as Chairman and Chief Executive Officer of Trunity Holdings, Inc.  Dr. Buntzman brings the Company more than four decades of senior leadership experience managing high growth companies in a broad range of industries. In 2010, Dr. Buntzman co-founded and co-directed with his wife, the Honorable Laura Safer Espinoza (a retired New York State Supreme Court Justice) Capacitaciones Para Juicios Orales, Inc., which provided oral trial advocacy training to judges and lawyers in Mexico. From 2006 through 2009, he devoted his efforts to organizing education and training initiatives to help break the cycle of poverty in the poorest countries of the Americas. Previously, he served as Chairman and CEO of Educational Video Conferencing, Inc (EVCI), a company he founded in 1997 and took public on the NASDAQ Stock Exchange. EVCI provided accredited college courses, certificate and degree programs, as well as training, professional development and continuing education programs via live interactive video conferencing systems.

A life-long acquirer of knowledge as both a student and an educator, Dr. Buntzman earned an A.A.S. degree in Accounting from Westchester Community College, as well as both a B.S. degree in Real Estate and Economics and an MBA degree from Arizona State University. He later received a P.D. in Education Administration and an Ed.D. from the Executive Leadership Program at Fordham University, Graduate School of Education. Dr. Buntzman has been at the forefront of development and implementation of video conferencing for higher education and professional training; and was recognized as a Smithsonian-Computerworld Laureate for his work in this field.

On October 15, 2013, Terry Anderton resigned from his positions as President and Director of Trunity Holdings, Inc.

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

TRUNITY HOLDINGS, INC.

Date: November 18, 2013	By: /s/ Arol L. Buntzman
Arol L. Buntzman,
Chief Executive Officer

Date: November 18, 2013	By: /s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of the Chief Executive Officer.

32.2	Section 906 Certifications of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document