Form 10-K
period 2013-12-31
Trunity Holdings, Inc.
filed 2014-04-15
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

230 Commerce Way Portsmouth, New Hampshire	03801
(Address of principal executive offices)	(Zip Code)

(866) 723-4114
(Registrant’s telephone number, including area code)

15 Green Street Newburyport, Massachusetts 01950
(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   YES ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,270,985

As of April 11, 2014, the registrant had 47,051,224 shares of Common Stock outstanding.

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

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1.  BUSINESS

General

Trunity Holdings, Inc. (“Trunity,” “Company,” “we,” “us”, or “our”) is a Delaware corporation headquartered in Portsmouth, New Hampshire. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Portsmouth, New Hampshire, has pioneered a collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform – (the “Platform”) which provides an end-to-end solution for the rapidly growing eTextbook, eLearning and enterprise training market places.

As a result of the Platform’s innovative multi-tenant cloud-based architecture, Trunity has enabled transformational classroom learning, allowing content from multiple sources to be assembled by instructors into customized living digital textbooks (“vBooks™”) and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or mobile device.

The Trunity eLearning Platform has four unique features:

1)
Modular Digital Content: It converts text and rich media content into discrete, coherent packages of information.  This “modularization” enables every piece of content to be utilized in a customized fashion by an unlimited number of instructors and course developers.

2)
Real-Time Content Creation: Content on the Platform can be updated in real-time; a change made to a base version of a chapter, lesson, or assignment is instantly “pushed” to all users.  In addition to these attributes, the Platform is a cloud-based technology that is agnostic in regards to device and operating system.

3)
Customizable Content: Modular LiveCross™ published content creates an unprecedented ability for instructors and course developers to customize both the nature of the content they choose, and the sequence in which that content is presented to students.

4)
Collaborative Learning Environments: Trunity’s LiveCross™ publishing feature enables instructors and course developers to easily share and discover content on the Web or in the Trunity Knowledge Exchange, and to pull that content into their courses with a few simple clicks.

The Trunity Knowledge Exchange can deliver quality content from various sources, including traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners. The Trunity eLearning Platform currently hosts a growing community of textbook authors and instructors in higher education and K-12, who use the Platform to deliver their classes.  Trunity has recently entered an agreement with the National Council of Science and the Environment (NCSE), a not-for-profit organization that engages scientists, educators, policy-makers, environmental managers, government agencies, conservationists and business leaders in programs that foster collaboration between diverse institutions and individuals creating and using environmental knowledge to make science useful to policies and decisions on critical environmental issues. Both Trunity and NCSE will be co-marketing the Trunity eLearning Platform to the over 2,500 authors currently accessing the Encyclopedia of the Earth.  The Encyclopedia of the Earth is an award-winning, open source collection of peer-reviewed content contributed by several thousand content experts made up of many of the world’s top scientists and educators.

We have customers both domestically and internationally, as we have won a significant national project in the Ukraine.  In addition, we host the collection on Climate Adaptation and Mitigation E-Learning (CAMEL), an open source educational project funded by the National Science Foundation, which also serves as core content contributors to the Trunity Knowledge Exchange. We believe that our cloud-based platform, which tightly integrates expert validated learning content with learning management, has the capability to disrupt the traditional education market place.

Content modularization capabilities allow our products to be mixed and matched and purchased in whole or in part. Our core products are in production and operational, and are currently in use by a growing number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability at any time in the foreseeable future.

Description of Products and Services

Trunity offers a Learning Content Management System (LCMS) that has been built from the ground up atop a robust knowledge gathering and management platform, collectively referred to as the Trunity eLearning Platform. This Platform currently comprises four tightly integrated components:

1.	Trunity Author™: functionality for collaboratively gathering, organizing and publishing knowledge content, such as for encyclopedias, knowledge bases and e-textbooks.

2.	Trunity Reader™: functionality for teaching and learning management, such as assignments, quizzes, exams, grading and reporting.

3.
Trunity Classroom™: functionality for collaboration and online social interaction, such as messaging, forums, commenting, rating, tagging and sharing, and allowing instructors to build customized, content-oriented virtual classrooms;.

4.	Trunity Knowledge Exchange: store functionality for distributing and monetizing living content, such as royalty tracking, real-time updates and analytics.

Connecting these components is an integrated core that includes identity/profile management, 333 knowledge taxonomy management, content exchange, ecommerce and search functionality. Depending on the application, all or any subset combination or all of the functional components can be deployed for a specific customer solution. Also, the Platform can be used as a stand-alone solution or may be integrated with existing data systems.  Ultimately, it is our strategy to treat all components of content within the system as assets – from textbooks and lectures to assignments and exams – all of which may be shared, modified and re-used effortlessly on a per-permission/policy/fee basis via Trunity’s integrated publishing and ecommerce infrastructure.

Content

The Platform brings authoring, peer review and publishing workflow 100% online, allowing subject matter experts, publishers and educators to contribute content and create and assemble various types of education products from all digital media types, including text, video, dynamic illustrations, HTML-based applications, lesson plans and exams, among other types of multimedia. Product modularization capabilities improve the reusability of individual modules for a variety of purposes. Modules from various sources can be combined to create customized vBooks and courseware.

Learning Management

In addition to its robust content capabilities, the Platform facilitates learning for both 100% online and blended educational environments. With features found in most existing learning management system (LMS) platforms, the Platform allows teachers to manage their course schedules, administer exams and quizzes, provide and grade assignments and more. The Platform also allows students to collect all their grades, submit assignments and projects, and maintain them in a personal online profile.  An ePortfolio enables students to share selected items (such as projects) with other classmates or with potential employers.

Social Collaboration

The Platform enables collaboration with several social networking features in the form of student-to-student, student-to-teacher, or teacher-to-teacher interaction. Collaboration has been shown to greatly aid the learning process for students, as well as instructors.  Whether it is the ability to rate content or add comments, the Platform is designed with the understanding that education works best when communication flows freely and person-to-person interaction is enabled.  With this level of communication, course material and living digital textbooks can be updated in real-time if/when new information becomes available. Students can also see a list of their colleagues that are taking courses with them.  This fosters a sense of community for students from day one, whether the class is on campus or online.

Trunity Knowledge Exchange

The Trunity Knowledge Exchange allows content on the Platform to be purchased in whole or in part. It allows content to be mixed and matched into customized vBooks and courseware. Customized courseware can be added to the Trunity Knowledge Exchange or made available in private communities powered by the Platform. Automatic royalty tracking keeps track of payments to the original authors and curators according to the value of their contribution. When the original content source is updated, all instances of where that content is used within the Trunity Knowledge Exchange receive the update. Purchased content may also receive updates according to publisher mandate and user opt-in functionalities.

Key Differentiation

Key value propositions provided by the Trunity eLearning Platform include:

Transforming the world of publishing by:

●	bringing authoring, peer review and publishing workflow 100% online;

●	reducing time, environmental impact, and cost to produce and deliver;

●	driving the shift to modularized content to broaden its application and audience;

●	giving individual expert authors the tools and market place to share their knowledge;

●	enabling real-time content updates; and

●	providing authors a much higher percentage of the royalties from their work.

Transforming education and student engagement by:

●	giving teachers the ability to create and recombine content to deliver customized learning experiences, and

●	making content searchable by popular metrics and standards.

Transforming access to knowledge and learning by:

●	leveraging our cloud-based platform which provides access anytime, anywhere, on any device in the connected world; and

●	providing equal opportunity access to learning resources from the best and brightest authors and educators.

The traditional publishing model lags in its timeliness to market and in its ability to remain up-to-date. Printed textbooks are expected to last anywhere from three to five years. For dynamic subjects such as environmental science, biology, engineering, medicine, law and political science, some of these textbooks are dated and factually inaccurate by the time they are published and in use by students. Also, single authoritative sources and the standardization of content does not address localization, differences in learning and teaching styles, or offer the breadth of voice that is a major requirement of the Common Core standard.

In contrast, Trunity’s crowd-sourced publishing model offers educators access to a rich and dynamic source of educational content that can be customized to meet a full range of learning abilities and teaching styles. While aiming to be internationally competitive, educational content can also be made both personal and local, bridging the gap between personal experience and formal instruction and a broader world view. The Trunity eLearning Platform encourages and supports peer-review processes.  Experts from around the globe, who wish to contribute content and author on the Platform, can go through an approval process where their credentials are verified. Once approved, these experts, under their own names, may author and peer-review in the areas of their expertise. They may publish any size of resource from an entire book to a module containing a single learning concept, and make these available for purchase in whole or in part on the Trunity Knowledge Exchange.

This content is then selected by teaching professionals to be incorporated into a vBook or a course that is assembled as desired. Authors are able to see how their content is being used and to view comments. Author updates are available immediately. When the original content source is updated, all instances of where that content is used within the Trunity Knowledge Exchange receive the update as well. Purchased content within a student’s lifelong personal library may also receive updates according to publisher and author updates and content enhancements.  Royalty tracking keeps track of payments to the original authors and curators according to the value of their contribution each time a content module is purchased by or on behalf of a student. Trunity retains 30%-50% of the revenue, paying content contributors between 50%-70% as a royalty.

The flexible multi-tenant nature of the Trunity eLearning Platform allows every customer instance to be customized, organized and branded according to the customer’s needs, while allowing content to be dynamically shared within and between organizations, as described above. The Trunity eLearning Platform allows many types of inter- and intra-organization topologies to be created and dynamically updated, serving and keeping current with the evolving needs of customers. This functionality enables the creation of new and innovative solutions for customers such as K-12 schools, universities, textbook publishers, government agencies educational ministriesand businesses, and is the basis for Trunity’s integrated ecosystem-centric solution, as described below. To our knowledge, none of the above-described functionality is currently provided by any of our competitors.

Trunity Solutions and Applications

Trunity has developed a highly differentiated patent-pending technology platform that integrates all essential web services in one fully hosted solution to capture, publish and socialize content.  We believe that the unique architecture and capabilities of the Trunity eLearning Platform enable new and innovative solutions and applications to be created to  address longstanding problems and unmet needs within the education market place, some of which are described here. All items below, except for those specifically noted as “soon to be launched,” are currently available and in use.

The core Trunity eLearning Platform is offered to customers on a Software-as-a-Service (“SaaS”) licensing basis. Trunity also offers the Trunity Knowledge Exchange store (both Trunity-branded and white-labeled) and ecommerce functionality for purchase and sale of content (vBooks, learning objects, etc.). In addition, Trunity provides professional services for customization, branding and deployment of customer solutions. Trunity also consults partners that provide professional services and/or provides the Trunity solution to customers on an white-label basis.

         Trunity leverages these conditions by offering a collaborative knowledge management and publishing platform that dynamically brings together educational content from multiple sources with learning management functionality to deliver a fully integrated solution into the classroom.

Course material or vBooks can be created from a wide array of content types. These content types include:

●	Imported digital content from traditional textbook publishers;

●	Virtual textbooks created by authors using the Trunity eLearning Platform;

●	Custom courseware integrated by professors and instructors; and

●	Crowd-sourced content (e.g. from repositories such as Encyclopedia of the Earth).

In addition to traditional print content, the Trunity eLearning Platform supports multimedia files, teaching resources and personalization tools, such as note-taking and comments specifically tagged to the content.

Content may be readily integrated into various types of applications, including vBooks, courseware and learning management (the Trunity eLearning Platform also enables third party learning management tools to be integrated into its solution as well).

Textbook Authoring

The textbook market in higher education and K-12 is facing a significant transformation. As technology allows information to be created, updated and distributed more rapidly, we believe that the seemingly glacial pace of creating, publishing and delivering printed textbooks will soon become antiquated. What is needed is an approach that takes advantage of low cost computers and tablets, along with increasing availability of high bandwidth that enable more information to live in ‘the cloud.’ At the same time, there is a strong desire from schools to tightly integrate learning content with learning management functionality, which previously has been delivered as a separate standalone solution.

Trunity provides next-generation online collaborative textbook authoring tools for authors (as well as publishers who wish to use this capability). Authoring can be done on a more traditional workflow basis, or it can be done on a collaborative crowd-sourced basis, complete with integrated peer review and editorial quality control. Schools, professors and course curators can use complete textbooks as the basis for courses, or they can mix-and-match a la carte content from multiple textbooks to provide highly customized learning experiences. All delivery platforms, including Windows, MacOS, iOS, Android and Kindle, are currently supported on the transformative Trunity eLearning Platform.

Authors/publishers control rights for their content, and, when a user within the system wishes to use the content (either through Trunity’s integrated Live Cross Publishing toolbar or via the Trunity Knowledge Exchange), the system automatically mediates the transaction and charges/distributes payments (authors/publishers set sharing policies in the interface when they publish content, which includes “for free,” “by permission only,” or “for a fee” authors/publishers keep 50%-70% of the fee as part of their royalty payment, while Trunity retains 30-50% of the transaction fee depending on the agreement or relationship with the author or publisher). Users can pull content in this manner from multiple sources, mixing and matching content to create digital textbooks and courseware, which in turn may be deployed and resold to other users, with the original authors automatically compensated through the system whenever and wherever their content is being used.

Content Collections

Trunity supports the creation of knowledge collections via crowd-sourcing of educational knowledge from subject matter experts. Content is reviewed, approved and organized via online peer and editorial review processes, combining the efficiency of crowd-sourcing with the quality assurance of traditional publishing methods. This content is searchable and accessible publicaly and can easily be integrated into digital textbooks and courseware (as well as other content collections).

Trunity’s patent pending Live Cross publishing technology allows easy exchange of content (by permission or for a fee) between any two customers using the Trunity eLearning Platform, and ensures that the author updates get automatically revised wherever it is being used. This functionality assures that the content never goes stale or out-of-date, no matter where and how it is used; and saves schools and organizations the often massive cost of keeping content up-to-date.

Course Creation & Collaboration

With the Trunity eLearning Platform, courses can be created by leveraging content from textbook publishers, which can then be organized and customized by departments or instructors. Built-in navigation enables content to be organized into multi-layered modules or chapters, creating unified courseware that is fully integrated with the core online textbook content..

Ecommerce

Our ecommerce functionality is designed to track all sales and reimburses authors, publishers and distributors accordingly. In addition, our white-labeled ecommerce functionality allows educational institutions and learning solution providers to integrate Trunity-powered content purchases into their offerings.

Solutions for Business

The same platform that enables a new style of learning environment for classrooms also serves businesses. Trunity enables companies to educate and engage their customers, business partners and employees. Companies and their customers converse through forums, with customers sharing experiences and establishing best practices. Companies can also solicit feedback with surveys and forums. Business partners can take exams to become certified to sell a company’s products, and employees can share project information, HR policies, training materials and more, leveraging Trunity’s content management capabilities. As with the education market, all of this is provided in a Software-as-a Service (“SaaS”) environment, freeing the corporate IT groups to focus on mission critical applications.

Trunity eLearning Platform 2.0

Under development for over a year, we released version 2.0 of the Trunity eLearning Platform in late 2013. This release constituted the largest single release to date and provided us with a next-generation technology foundation with powerful new programming and scalability features that we believe will serve us well for years to come.  Key components include a next-generation content engine based on highly flexible and scalable NoSQL database technology, as well as a robust new Java-based Application Programming Interface (API). New functionality included in this release includes an easily customizable publishing workflow, extensible standards tagging framework (includes Common Core alignment), automatic reading level tagging, and self-assessment, among other new features.

The latest release has allowed us to augment our Platform with meta-tagging capabilities that allows content to be categorized and aligned to various educational standards such as Common Core. This allows authors, curriculum developers and teachers to find and pull together (via Trunity’s Live Cross publishing technology) different content modules to create vBooks and courses customized for specific curriculum standards and differentiated student learning needs. In particular, the Common Core framework built around the concept of modularized content – adopted by 46 out of 50 states for their K-12 curriculum – has presented unique challenges that traditional textbook publishers have been ill-equipped to address with their monolithic textbook publishing model. As federal funding is often tied to the adoption of these standards and corresponding learning outcomes, we believe that we are well positioned with both the school districts and traditional publishers that have adopted the Common Core standards.

In 2014, Trunity plans to begin releasing a series of announcements relating to technology upgrades and enhancements to the Trunity eLearning Platform, to include making the entire platform mobile-ready and accessible via both the iOS and Android mobile operating systems.

Global Growth Strategy

Trunity has both a viral as well as a more traditional sales/partnership marketing strategy. The value of the Trunity community grows with each additional customer that adopts the Trunity eLearning Platform, driving increased traffic, content and collaboration possibilities to other users on the network. Trunity is also partnering with significant system integration firms and channel partners. Trunity has developed significant partners to deliver digital content to schools in the United States and around the globe. Trunity also is the beneficiary of many grants and partnerships with organizations like the National Science Foundation (NSF) and National Aeronautics and Space Administration (NASA) and leverages those to further its business.

Ukraine

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students.  In connection with the transaction, we entered into a share purchase agreement and a project agreement providing us with a 15% stake in EDUCOM, a Ukrainian limited liability company (the “JV Company”); and the JV Company entered into a license agreement with us whereby we provided the JV Company with a five-year renewable license to use our Platform in exchange for a license fee of $400,000, of which $100,000 was paid upon signing and the $300,000 balance was paid in April 2013. We expect to generate additional revenue from the Ukrainian joint venture, above and beyond the initial license fee, through the sale of content from the Trunity Knowledge Exchange and from the Ukrainian Knowledge Exchange to be established by us in connection with the venture, however we have yet to generate any such revenue and there can be no assurance that we will ever do so.

It is important to note that the political upheaval that has taken place in Ukraine since  February 2014 resulting in the Ukrainian parliament voting to dismiss the country’s president, Victor Yanukovych, and the Russian annexation of Crimea, has created uncertainty as to the viability of the Ukraine government’s Open World National Project; which, in turn, may impact Trunity’s ability to complete the project implementation.  Given the recent political climate in Ukraine, the launch of the Open World Project is currently on hold; however, Trunity is poised and ready to proceed with the initiative as soon as we are given approval to do so.  To date, we have onboarded content to the newly developed Ukrainian Knowledge Exchange, which is expected to be initially rolled out to seventh graders, followed by a phased two-year deployment to ultimately reach all 1.5 million students in grades five through nine.

Africa

On June 5, 2013, we completed a $3.575 million strategic financing led by Pan-African Investment Company (PIC), which was founded by Dick Parsons and Ronald Lauder. Parsons and Lauder formed PIC to identify, invest in and provide solutions that effect growth and development in Africa. In addition to the investment, we entered into an agreement on June 12, 2013, appointing PIC as our exclusive sales agent in Africa.

According to the United Nations Educational, Scientific and Cultural Organization (UNESCO), 10,000,000 children drop out of primary school every year in sub-Saharan Africa. Even those fortunate enough to complete primary school often leave with literacy and numeracy skills far below their potential. In addition, there is a major shortage of trained teachers. As a result, in order to ensure that every child has access to quality education by 2015, sub-Saharan Africa will need to recruit an estimated 350,000 new teachers every year. Further exacerbating the strain on education systems in Africa is the fact that the continent has the highest concentration of illiterate adults in the world.

Recognizing that education is the key to human development and economic growth, dozens of countries in Africa have embarked on new government-backed initiatives to integrate learning technology into education and training. In fact, with very few exceptions, most of these countries now have official government policies on the use of technology in education, with numerous national digitization projects being funded directly by these central governments with and without the aid of external donors. Global research firm Ambient Insight reports that the growth rates in Africa for custom content development services, cloud-based authoring tools and learning platforms and installed authoring tools and learning platforms are currently the highest in the world.

Consequently, we anticipate establishing a strong presence in Africa as part of our strategy to bring our Platform to the African continent.

U.S Penetration of Pre-K-12, Colleges and Universities

Our digital textbook solution has seen strong adoption since its initial launch in the fall of 2012. The first digital textbook authored on the Trunity eLearning Platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. We are now in over 20 colleges and universities and used in four high schools, versus being in only one university in the Spring 2013. This increase in sales demonstrates a repeatable and scalable business model to be followed for the continued adoption of ‘Trunitized’ books. As of the spring of 2014, we have seven textbooks on the Platform, including one specifically geared towards professional trade certifications.

In addition to the continued organic author sign-ups, we have launched a large scale author-teacher recruitment campaign which is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoint and other learning resources) to be sold on the Trunity Knowledge Exchange.  The campaign is anchored by Trunity’s participation in a number of well attended industry conferences and trade shows, at which our Chief Education Officer, Dr. Cutler Cleveland, has and will continue to lead Trunity-sponsored seminars relating  to “how-to-author” and the related benefits of authoring on the Trunity eLearning Platform.

Houghton Mifflin Harcourt

Subsequent to the end of 2013, Trunity announced that we signed a Memorandum of Understanding with global education leader Houghton Mifflin Harcourt (“HMH”) to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. Among the world’s largest providers of pre-K-12 education solutions and longest-established publishing houses, HMH combines cutting-edge research, editorial excellence and technological innovation to improve teaching and learning environments and solve complex literacy and education challenges. HMH’s interactive, results-driven education solutions are utilized by more than 50 million students in over 150 countries, and its renowned and awarded novels, non-fiction, children’s books and reference works are enjoyed by readers throughout the world.

 As one of the world’s leading providers of research-based, technology-enabled education content and solutions, HMH will seek to leverage the robust scalability, rich multi-media, mobile capabilities, and intuitive cloud-based functionality of the Trunity eLearning Platform to provide increased access to its educational content in high growth international markets. Both companies hope to leverage our combined strengths to provide an enriching educational experience for both students and teachers anywhere, anytime and on any connected device.  It is anticipated that the Trunity eLearning Platform will integrate HMH’s quality content to provide a vibrant, interactive learning vehicle capable of delivering modular, customizable, real-time learning solutions through the cloud.

Both companies have teamed to showcase HMH’s premium learning content through the Trunity eLearning Platform, co-exhibiting at the recent BETT 2014 conference held in London in January 2014.

Market Opportunity

According to market predictions by GSV Advisors and published by Edtech Digest, the global eLearning market is estimated to grow at a Compound Annual Growth Rate of 23% over 2012-2017.  In dollars, this translates into $166.5 billion in 2012 and $255 billion in 2017.   Part of the reason for global growth of eLearning is because of the increasing reach of wireless connectivity.  For example, South Korea, which has one of the highest rated educated systems in the world, aims to have wireless networks in all schools by 2015, when all curriculum materials will be available in digital form.

In its “Global eLearning Report,” investment banking firm IBIS Capital states that the market for mobile education products, alone, in 2011 was $3.4 billion, and it grew to $4.4 billion in 2012.  By 2020, IBIS projects that this sector of the eLearning market will escalate to $37.8 billion worldwide.

The North American market for online learning products will grow to $27.2 billion by 2016, up from the $21.9 billion reached in 2011, according to a new report by Ambient Insight, titled “The North America Market for Self-paced eLearning Products and Services: 2011-2016 Forecast and Analysis.”

With the advent of tablet computing, the entire industry is undergoing a massive market swing to electronic publishing. Even so, many of the dominant publishers still follow a traditional approach to authoring, editorial reviewing, production and distribution of content, delivering e-textbooks that are essentially only flat, electronic versions of the physical textbook. This conservative “status quo” approach does little to reduce costs and time-to-market, and doesn’t take advantage of powerful capabilities that the new technology medium is able to offer, presenting a major market opportunity for Trunity’s faster, less expensive, better integrated and much more powerful and dynamic solution.

Trunity disrupts this entire model with its modular, customizable content that is easily created and updated.  In addition to disrupting the traditional publishing and distribution model (e.g. by crowdsourcing and peer-reviewing educational content from subject matter experts and allowing educators to create from this content custom virtual textbooks complete with learning management and collaboration functionality), Trunity’s “publishing market place” approach also provides traditional publishers a neutral “publisher agnostic” channel to sell content into schools, whereby they can take advantage of the powerful functionality provided by the Trunity eLearning Platform.. Based on increasing demand by customers for functionality (e.g. mixing and matching content from different publishers into customized curriculum, etc.) that most current publishers are unable to meet, we believe this will be an increasingly attractive option for publishers as well as a significant added market opportunity for Trunity.

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

—
Licensing Revenue – Trunity charges a per user subscription-based license fee for the use of our cloud-based software solutions, and collects a per transaction fee on any content sold to the licensees end-users via the Trunity eLearning Platform. We charge a licensing fee on a monthly basis in the commercial enterprise sector depending on the number of users and other factors, including bandwidth and storage requirements. We typically enter into a minimum of a one-year contract with both our educational and commercial enterprise customers.

—
Transaction Revenue – Trunity sells vBooks, lesson plans and other related content through our on-line Trunity Knowledge Exchange content store. We do not own the content; however, we make a margin of 30%–50% on all content sold through the Trunity Knowledge Exchange store. We expect this source of revenue to be a significant source of growth for the Company going forward.

—
Professional Services – Trunity provides specialized services and consulting to its customers. These services including data migration, creative and engineering services required to utilize our software products effectively. We charge a competitive hourly rate based on the skillset and time commitment required by the customer.

—
Advertising Revenue – We have over 1,000,000 page views per month on knowledge collection sites hosted on the Trunity eLearning Platform. Some of these sites are publicly available and host advertising provided through a well-known online search engine site.

Current and Potential Customers

Our customers include the authors who author on or sell their content via the Trunity eLearning Platform, Ukraine government’s Open World National Project, National Council for Science and the Environment, Climate Adaptation and Mitigation E-Learning, numerous universities, colleges and high schools, internet providers,. among several others. We are aggressively pursuing new business opportunities, as we will need to substantially increase revenues in order to achieve and sustain profitability.

We have recently hired internal marketing and sales staff to accelerate our pursuit of new opportunities, and have engaged The Wavesense Group, LLC, a management consulting firm highly specialized in creating and executing sales, marketing and go-to-market strategies for young, high growth companies.   We are also pursuing a reseller relationship with several significant systems integrators and resellers in the markets that we have targeted. We intend to work with large resellers to leverage their market presence and current customer bases.

Research and Development

With the launch of the Trunity eLearning Platform 2.0 in 2013, we have made the transition from development stage to full commercial operations.  Trunity has spent approximately $1,700,000 on research and development during the last two fiscal years.

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

We are working on additional patent applications which we expect to file in 2014. There can be no assurance that any of these patents will ultimately be issued.

Competition

Trunity faces substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Trunity’s principal competitors consist of educational publishing companies and open source platforms such as Pearson, McGraw-Hill, Blackboard, Inc. and Moodle. These and other competitors may prove more successful in offering similar products and/or may offer alternative products that prove superior in performance and/or more popular with potential customers than our products. Trunity’s ability to commercialize its products and grow and achieve profitability in accordance with its business plan will depend on its ability to satisfy its customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Employees

As of March 31, 2014, Trunity had 12 employees, of which all are full-time employees.  None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Consultants

In an effort to contain our initial operating expenses while gaining access to the specialized services we need to rapidly grow our Company, we expect to rely heavily on outside consultants to provide us with a wide range of expertise. Our current consulting arrangements include:

●	Hanover|Elite, which we engaged in mid-2013 to serve as our investor and public relations counsel of record;

●
The Wavesense Group, LLC, which we engaged in 2013 to help us develop and further refine new business development, key messaging and customer relationship management solutions that will allow us to optimize our promising growth potential in the global education technology market place; and

●
Neueon, which we engaged in 2013 to conduct an errors and omission assessment of the Trunity eLearning Platform and provide Fractional-CTO services with the appropriate level of technical guidance and oversight for early stage and evolving organizations.

Management

Trunity’s management consists of experienced finance, sales, marketing and engineering professionals from the networking, technology and software industry. Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this Report.

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

For so long as we qualify as an EGC:

●	We will not be required to comply with the auditor attestation over internal control requirements under §404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”).

●
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

●
We may elect on a one-time basis not to comply with new or revised accounting principles that apply to public companies, as long as we comply once the rules become applicable for private companies. We are required to make an irrevocable election which will continue for so long as we retain our status as an EGC status.

●	We will not be required to comply with any Public Company Accounting Oversight Board rules regarding mandatory audit firm rotation and auditor discussion and analysis should such rules be adopted.

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

It should be noted that we also currently qualify as a SRCs. As a result, in the event that we are no longer an EGC, we will continue to be exempt from the auditor attestation requirements of SOX and eligible to comply with the Reduced Executive Compensation Disclosures for so long as we qualify as a SRCs. We also may elect to provide other scaled-back disclosures applicable to SRCs (not just those relating to Reduced Executive Compensation Disclosures).

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

The SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers.

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

The Company’s ability to compete effectively will depend to a large extent on its success in protecting its proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patent that the Company applies for will be issued, (ii) any patents issued will not be challenged, invalidated, or circumvented, (iii) that the Company will have the financial resources to enforce its patents or (iv )the patent rights granted will provide any competitive advantage. The Company could incur substantial costs in defending any patent infringement suits or in asserting its patent rights, including those granted by third parties, and the Company might not be able to afford such expenditures.

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

Competition.

The Company faces substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than those of the Company. The Company’s principal competitors consist of educational publishing companies and open source platforms such as Pearson, Blackboard, Inc. and Moodle. These and other competitors may prove more successful in offering similar products and/or may offer alternative products that prove superior in performance and/or more popular with potential customers than the Company’s products. The Company’s ability to commercialize its products and grow and achieve profitability in accordance with its business plan will depend on its ability to satisfy its customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that the Company will be able to achieve or maintain a successful competitive position.

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

Governmental Incentives.

The Company’s business plan relies to some extent on the availability of federal and state incentives for K-12 schools to implement online course offerings. There can be no assurance that some or all of these incentives will not be substantially reduced or eliminated, nor can there be any assurance that any currently proposed incentives will actually take effect.

Government regulation of the Internet and ecommerce is evolving and unfavorable changes could substantially harm our business and results of operations.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Existing and future laws and regulations may impede the growth and use of the Internet or other online services. These regulation and laws may address pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales, and other taxes, libel and personal privacy apply to the Internet and ecommerce. Unfavorable resolution of these issues could have a material adverse effect on the Company’s business, results of the operations and financial condition.

Management and Dependence on Key Personnel.

The success of the Company will depend in large part upon the skill and efforts of its executive officers, Nicole Fernandez-McGovern, Joakim Lindblom, Cutler Cleveland and other key personnel, including those who may be hired. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on the Company. In addition, as we seek to expand our organization, the hiring of qualified sales, technical and support personnel could be difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

Our current principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our executive officers and directors, as of March 31, 2014, beneficially own approximately 8.5% of the issued and outstanding Common Stock. Consequently, these shareholders may be able to determine the composition of the Board of Directors, retain the voting power to approve matters requiring shareholder approval and continue to have control over the Company’s operations. The interests of these shareholders may be different from the interests of other shareholders on these matters. The concentration of ownership could also have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control of the Company.

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

Risks Related to our Foreign Business

We are currently doing business or attempting to do business in several foreign countries, including Ukraine, and we plan to expand our operations into many more countries, mostly in the Third World.  While we believe that these international operations have a substantial profit potential, these operations are subject to significant additional risks not faced in our domestic operations, including, but not limited to, risks relating to political instability, armed conflict (specially in Ukraine), legal systems which may not adequately protect contract and intellectual property rights, as well as risks relating to potential financial crises and currency exchange controls.  There can be no assurance that these international risks will not materially adversely affect our business.

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

Our Common Stock is Quoted on the OTC Bulletin Board (“OTCBB”) and the OTCQB, and There is Minimal Liquidity in the Trading Market for Our Common Stock.

Our Common Stock is quoted on the OTCBB and the OTCQB under the symbol “TNTY”. There has been only minimal trading of our common stock, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company does not own any real property. In August 2013, the Company executed a lease for 8,713 square feet for its corporate offices located in Portsmouth, New Hampshire. The lease commenced on August 9, 2013 and has a five-year term ending on September 8, 2018. The monthly rental payments for the first year are $10,165 per month and will increase on each anniversary at a rate of 3% per annum. Also the Company is required to pay its proportionate share of the building’s common area maintenance (“CAM”), and real estate taxes serving the premises and the cost of premises janitorial service. These additional items are estimated to total $5,900 on a monthly basis.

In September 2013, the Company executed a lease for office space located in Palo Alto, California. The lease commenced on September 1, 2013 with monthly payments of $600 per month and has a twelve month term ending on August 31, 2014. The Company has sublet partial space of the office in Palo Alto for $300 a month through the end of the rental term ending on August 31, 2014.

ITEM 3.  LEGAL PROCEEDINGS

In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  No expert has been disclosed by Mr. Horn for liability or damages.

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

Trial of the case is now scheduled for the weeks of June 16 and June 23, 2014. Pretrial materials are due May 23, 2014 and a trial conference has been scheduled for June 6, 2014.  Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

Mediation is mandatory in New Hampshire.  A half-day mediation has been scheduled for April 14, 2014.  To date, there has not been a settlement demand from Plaintiff.  Moreover, at this point in the litigation, Trunity has paid in full the deductible under the applicable insurance policy and the insurance company is paying for the defense of this case.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “TNTY” (which was changed from “BNTE” in February 2012 as a result of the Merger). There has been no material trading in our stock.

The following table shows the high and low closing prices for the periods indicated:

Quarter ended	High	Low
March 31, 2014	$0.23	$0.23
June 30, 2014( through April 11, 2014)	$0.23	$0.23

Quarter ended	High	Low
March 31, 2013	$0.85	$0.80
June 30, 2013	$0.59	$0.50
September 30, 2013	$0.37	$0.33
December 31, 2013	$0.30	$0.30

Quarter ended	High	Low
March 31, 2012	$5.00	$5.00
June 30, 2012	$3.00	$3.00
September 30, 2012	$3.00	$3.00
December 31, 2012	$0.40	$0.40

The above information was obtained from Yahoo! Finance.  Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  There is currently no public trading market for our preferred stock.

The last sale price of our common stock as reported on the OTC Bulletin Board and OTCQB on April 11, 2014  was $0.23. As of March 31, 2014, there were 381 record holders of the Company’s Common Stock.

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

Sales of Unregistered Securities

Early 2014 Private Placements

From March 1, 2014 to April 11, 2014, the Company raised gross proceeds of $53,000 through the sale of 353,333 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014 we borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above.  The Company incurred $5,000 of  securities issuance costs representing commissions paid to broker-dealers who assisted these transactions.

Early 2013 Private Placement

From January through May 2013, the Company raised gross proceeds of $275,000 through the sale of 687,500 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.40 per share.  Each investor also received a two year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested.  The Company incurred stock issuance costs of approximately $8,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

June 2013 Private Placement

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

The lead investor in the Private Placement was Pan-African Investment Company, LLC (“PIC”), a New York City-based private investment firm which invested $1,000,000 and purchased 2,500,000 shares of Common Stock and received an Investor Warrant to purchase 2,500,000 shares. In connection with PIC’s lead investment the Company, its major shareholders and PIC agreed to appoint a PIC representative to the Trunity Board of Directors and to nominate that designee for reelection by the shareholders at each annual meeting held while PIC owns at least 2% of the Company’s issued and outstanding Common Stock. In addition, the Company and PIC entered into a Memorandum of Understanding to structure a formal business relationship whereby PIC will have the exclusive right to introduce the Trunity eLearning Platform to African countries seeking to improve the quality of education for their citizens.

On September 9, 2013, we filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to the resale of (i) 8,936,470 shares of common stock, and (ii) 8,936,470 shares of common stock issuable upon exercise of warrants, sold to the Investors in the Private Placement.   On September 30, 2013, the Registration Statement was declared effective by the SEC.

2012 Private Placements

During 2012, we raised gross proceeds of approximately $875,000 through the sale of 2,462,211 shares of our common stock to investors at an average price of $0.35 per share.  These sales of shares occurred at various times throughout 2012. The Company incurred stock issuance costs of approximately $45,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering

July 2012 Convertible Debentures

In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($205,224 as of December 31, 2013). The July Notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes. For the twelve months ended December 31, 2013, the Company recorded amortization of the discount of $42,394. As of December 31, 2013, the net carrying value of the July Notes totaled $180,494, net of unamortized discount of $24,730. For the twelve months ended December 31, 2013, interest expense on the July Notes of $20,910 was recorded.

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

The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the July Notes. The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the July Notes of $26,435 was recorded for twelve months ended December 31, 2013.

September 2012 Convertible Debentures

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

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the September Notes. For the 12 months ended December 31, 2013, the Company recorded amortization of the discount of $57,856.  As of December 31, 2013, the net carrying value of the September Notes totaled $292,329, net of unamortized discount of $38,571. For the twelve months ended December 31, 2013 interest expense on the September Notes of $33,090 was recorded.

In connection with the issuance of the September Notes, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the September Notes of $9,903 was recorded for the twelve months ended December 31, 2013.

October and November 2012 Convertible Debentures

In October and November 2012, the Company issued convertible debentures (“October and November Notes”) with an aggregate face value of $624,372 of which $313,440 represented a conversion of notes payable related parties to the Founders. The October and November Notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the October and November Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the October and November Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the October and November Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate –0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes. For the twelve months ended December 31, 2013, the Company recorded amortization of the discount of $127,193. As of December 31, 2013 the net carrying value of the October and November Notes totaled $518,678 net of unamortized discount of $105,694. For the twelve months ended December 31, 2013 interest expense on the October and November Notes of $61,437 was recorded.

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

Overview

Trunity Holdings, Inc. (“Trunity,” “Company,” “we,” “us”, or “our”) is a Delaware corporation headquartered in Portsmouth, New Hampshire. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Portsmouth, New Hampshire, has pioneered a collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform (the “Platform”) – which provides an end-to-end solution for the rapidly growing eTextbook, eLearning and enterprise training market places.

As a result of the Platform’s innovative multi-tenant cloud-based architecture, Trunity has enabled transformational classroom learning, allowing content from multiple sources to be assembled by instructors into customized living digital textbooks (“vBooks™”) and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or mobile device.

The Trunity eLearning Platform has four unique features:

1)
Modular Digital Content: It converts text and rich media content into discrete, coherent packages of information.  This “modularization” enables every piece of content to be utilized in a customized fashion by an unlimited number of instructors and course developers.

2)
Real-Time Content Creation: Content on the Platform can be updated in real-time; a change made to a base version of a chapter, lesson, or assignment is instantly “pushed” to all users.  In addition to these attributes, the Platform is a cloud-based technology that is agnostic in regards to device and operating system.

3)
Customizable Content: Modular LiveCross™ published content creates an unprecedented ability for instructors and course developers to customize both the nature of the content they choose, and the sequence in which that content is presented to students.

4)
Collaborative Learning Environments: Trunity’s LiveCross™ publishing feature enables instructors and course developers to easily share and discover content on the Web or in the Trunity Knowledge Exchange, and to pull that content into their courses with a few simple clicks.

The Trunity Knowledge Exchange can deliver quality content from various sources, including traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners. The Trunity eLearning Platform currently hosts a growing community of textbook authors and instructors in higher education and K-12, who use the Platform to deliver their classes.  Trunity has recently entered an agreement with the National Council of Science and the Environment (NCSE), a not-for-profit organization that engages scientists, educators, policy-makers, environmental managers, government agencies, conservationists and business leaders in programs that foster collaboration between diverse institutions and individuals creating and using environmental knowledge to make science useful to policies and decisions on critical environmental issues. Both Trunity and NCSE will be co-marketing the Trunity eLearning Platform to the over 2,500 authors currently accessing the Encyclopedia of the Earth.  The Encyclopedia of the Earth is an award-winning, open source collection of peer-reviewed content contributed by several thousand content experts made up of many of the world’s top scientists and educators.

We have customers both domestically and internationally, as we have won a significant national project in the Ukraine.  In addition, we host the collection on Climate Adaptation and Mitigation E-Learning (CAMEL), an open source educational project funded by the National Science Foundation, which also serves as core content contributors to the Trunity Knowledge Exchange. We believe that our cloud-based platform, which tightly integrates expert validated learning content with learning management, has the capability to disrupt the traditional education market place.

Content modularization capabilities allow our products to be mixed and matched and purchased in whole or in part. Our core products are in production and operational, and are currently in use by a growing number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability at any time in the foreseeable future.

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

Transition from Development Stage to Full Commercial Operations

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. In the first quarter of 2013, the Company began its transition from development stage to full commercial operations and is now largely focused on actively marketing the Trunity eLearning Platform to prospective customers, strategic business partners and users worldwide.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow since its inception. To the extent the Company may have negative cash flows in the future; it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issues. Although management continues to pursue financing plans, there can be no assurance that the Company will be successful in obtaining additional funding on commercially acceptable terms or at all, or sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to obtain financing or capital on commercially acceptable terms or at all.

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

Accounts Receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. We believe all accounts receivable due at December 31, 2013 and 2012 to be collectible.

Accounting for Uncertainty in Income Taxes

Income taxes are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax period from July 28, 2009 (inception) to December 31, 2013. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments are expected to be minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense. The tax years 2010 through 2013 are subject to examination by federal and state taxing authorities.

Taxes on Revenue Producing Transactions

The Company earns revenues through various services. Service revenue is taxable in some jurisdictions throughout the United States, and the Company could be responsible for collecting those taxes subject to state or local requirements. The Company is not aware of any transactions which would necessitate the fiduciary responsibility of collecting and remitting sales based taxes.

Website Development

We have adopted the provisions of FASB ASC Topic No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. During the twelve months ended December 31, 2013 and 2012, we incurred and capitalized $519,733 and $548,031, respectively in platform development costs. Amortization for these costs recorded during the twelve months ended December 31, 2013 and 2012, was $105,751 and $182,677, respectively.

Stock-Based Compensation

We recognize compensation costs to employees under FASB ASC “Topic 718”, Compensation – Stock Compensation (“ASC 718”). Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC Topic 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

Derivative Financial Instruments

The Company assesses whether it has embedded derivatives in accordance with FASB ASC Topic 815, (“ASC 815”) Accounting for Derivative Instruments and Hedging Activities. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. Derivatives that do not qualify as hedges must be adjusted to fair value through current income. The Company does not have any derivatives that qualify as hedges.

Warrants

The Company accounts for common stock purchase warrants in accordance with ASC 815. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

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

Results of Operations

Years ended December 31, 2013 and 2012

Net sales for the twelve months ended December 31, 2013 increased 10.7% to $176,437 compared to $159,359 for the twelve month period in the prior year.  Revenues in 2013 stemmed largely from licensing fees paid to the Company by EDUCOM, the joint venture company formed in connection with the Ukraine Government’s Open World National Project, originally signed by the Company in March 2013.  We believe that our revenue will increase during 2014 based upon revenue recognition from licensing revenue, from new and existing relationships, specific marketing initiatives and “word of mouth” from satisfied users of our platform; however, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses for 2013 were $3,106,956, a 30.1% increase from total operating expenses of $2,387,390 reported for the twelve months ended December 31, 2012.  The increase was attributed to the increase in selling, general and administrative (SG&A) expenses, which increased 51.9% to $2,268,031 from $1,493,233 on a comparable year-over-year basis. SG&A expenses included non-cash stock compensation expense of $227,129 in 2013 which compared to non-cash stock compensation expense of $122,107 in the prior year, accretion for debt discounts and issuance costs of $320,979 in 2013 in comparison to $79,461 in the prior year. In addition, non-cash expense for shares issued in conversion of payables and services which totaled $57,500 and shares issued in exchange for services which totaled $31,144 were also booked as SG&A expenses in 2013, which compared to $0 and $0, respectively, in 2012.  We also expanded our executive and sales and marketing teams with direct hires and paid consultants in 2013 and invested in several marketing initiatives, including participation in industry conferences, travel to international market places to pursue business development opportunities, and the development of a new web site and marketing collateral materials.

In 2013, we continued to invest heavily in the ongoing development and enhancements to the Trunity eLearning Platform.  Consequently, research and development costs remained relatively flat on a year-over-year basis, decreasing a modest 6.2% to $838,925 from $894,157 in 2013 and 2012, respectively.

As a result of increased SG&A expenses partially offset by the decline in R&D expenses, the loss from operations for the twelve months ended December 31, 2013 increased 31.6% to $3,008,877 compared to a loss from operations of $2,428,483 reported for 2012.

After including interest expense of $392,645, the 2013 net loss increased to $3,401,522 compared to a net loss of $2,428,483 in 2012, which included interest expense of $141,930. The increase in interest expense on a comparable year-over-year basis was attributable to our debentures being outstanding during the full year in 2013 as opposed to part of 2012 which resulted in increased interest payments as well as an increase in accretion for debt discounts and issuance costs.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2013 and 2012 we had working capital deficits of $1,124,965 and $891,160, respectively. Our increase of negative working capital of approximately 26.2% is primarily attributable to decreases in cash and increases in accrued expenses and debt to generate cash for operations.

Our current assets at December 31, 2013, included cash and accounts receivable, net. Our current liabilities at the end of 2013, included accounts payables, notes payable of related parties, convertible notes payable, accrued expenses representing accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans and deferred revenue.

Net cash used in operating activities was $2,108,952 for 2013, as compared to $1,448,425 for 2012.  Working capital changes utilized cash of $220,195 in the current period as compared to $61,106 for 2012 due to increase in deferred revenue and accrued expense and interest offset by decrease in accounts payable. In addition, net loss was adjusted for non-cash items by an increase of $153,423 in the current year as compared to 2012 due to additional stock compensation expense as a result of more issuances of options to employees and directors of the Company and accretion for debt discount and issuance costs, offset by a reduction in amortization as of a result of the initial platform costs being fully expensed.

Net cash used in investing activities was approximately $561,558 for 2013, as compared to net cash used of $564,372 for 2012, which primarily reflects our platform development investments, filing costs of our patents and purchase of additional equipment.

Net cash provided by financing activities for 2013 was $3,468,850 as compared to the $1,903,386 for 2012. This reflects proceeds from the private sale of our securities, proceeds from exercise of common stock options offset by repayment to notes to related parties.

During 2013, we raised gross proceeds of $3,849,588 through the sale of 9,623,970 shares of our common stock to accredited investors at $0.40 per share.  These sales of shares occurred at various times throughout 2013.  The Company incurred stock issuance costs of $186,729 consisting chiefly of commissions paid to broker-dealers who assisted with the offering. In addition, as consideration for services rendered in connection with the Private Placement, the Company issued to the Placement Agent 357,459 restricted shares of our Common Stock, representing 8% of the gross proceeds of the Private Placement at a price of $0.80 per share to determine the number of shares issued to the Placement Agent. Working capital was also raised from loans made to the Company by its founders, which were $122,456 in 2013.

During 2014 through April 11, we raised gross proceeds of $53,000 through the sale of 353,333 shares of Common Stock to accredited investors in private placement transactions at a price of $0.165 per share.  Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014 we borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above.  We incurred $5,000 of  securities issuance costs representing commissions paid to broker-dealers who assisted these transactions.

We are actively seeking more funding from private debt and equity investors, as we will need to raise substantial additional capital in order to finance our plan of operations. Our cash position as of December 31, 2013 was $812,064, which will  not be adequate to support operations for the remainder of 2014.  As of the date of this report we have cash and commitments sufficient to fund operations for the next two months. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

Plan of Operation

We have developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing digital content books, e-learning, enterprise training and education marketplaces. As a result of the Trunity eLearning Platform’s innovative multi-tenant cloud-based architecture, this enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or smart mobile device. All content powered by us is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the Platform.

Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part. The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd sourced communities, individual authors and teachers, as well as institutional repositories and content partners. Our Platform currently hosts a growing community of several thousand expert contributors made up of many of the world’s top scientists and educators, who create peer-reviewed educational content. We have customers both domestically and internationally, as we have won a significant national project in Ukraine. In addition, we host many National Science Foundation (NSF) and NASA-funded projects, including The National Council for Science, and the Environment (NCSE), Encyclopedia of the Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of which serve as core content contributors to the Trunity Knowledge Exchange. In addition, we completed a significant project for The National Academy of Sciences to develop and deploy an online collaboration workspace for scientists to exchange and publish scientific findings from the investigation of declassified satellite earth imagery.

Our current market penetration strategies are focused on optimizing prevailing opportunities within three key channels: K-12, Higher Education and International Initiatives which include national education ministries and private schools. These efforts are expected to yield notable revenue growth for Trunity in 2014, and represent what we believe is the beginning of a positive, upward trend.  Moreover, our go-to-market strategy is expected to continue attracting significant new revenue opportunities for the Company, serving to further validate our technology and vision.  As progress is made in this regard, we expect to play a meaningful role in transforming the publishing industry and improving the quality of content being delivered to students worldwide.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

TRUNITY HOLDINGS, INC.

CONTENTS

PAGE	38	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	39	BALANCE SHEETS AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

PAGE	40	CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

PAGE	41	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM DECEMBER 31, 2011 TO DECEMBER 31, 2013

PAGE	42	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGES	43	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Trunity Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Trunity Holdings, Inc. and its subsidiary as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013 and 2012. Trunity Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trunity Holdings, Inc. and its subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Fort Lauderdale, Florida
April 15, 2014

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$812,064	$13,724
Accounts receivable	2,729	1,615
Prepaid expenses and other current assets	41,636	—
Total current assets	856,429	15,339

Property and equipment
Fixtures and equipment	210,172	178,348
Less accumulated depreciation	(164,226)	(125,621)
	45,946	52,727
Capitalized software development costs
Costs incurred	3,634,029	3,114,295
Less accumulated amortization	(2,917,866)	(2,463,347)
	716,163	650,948
Other assets
Debt issuance costs and other assets	32,022	60,305

TOTAL ASSETS	$1,650,560	$779,319

LIABILITIES
Current liabilities

Accounts payable	$394,325	$619,304
Accrued interest and other liabilities	279,465	133,235
Notes payable-related party	252	70,761
Debentures Series A and B, carrying value	991,501	—
Convertible note payable	—	49,024
Deferred revenue	315,850	28,267
Deferred rent, current portion	—	5,907
Total current liabilities	1,981,393	906,498

Long-term liabilities
Deferred rent, long term portion	2,515	—
Debentures Series A and B, carrying value	—	776,007
Total long-term liabilities	2,515	776,007

Total Liabilities	1,983,908	1,682,505

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.0001 par value - 50,000,000 share authorized, 46,697,891 and 36,131,432 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	4,670	3,613
Additional paid-in-capital	12,396,355	8,438,000
Other comprehensive loss	3,649	(8,299)
Accumulated Deficit	(12,738,022)	(9,336,500)

Total Stockholders’ (Deficit) Equity	(333,348)	(903,186)

TOTAL LIABILTIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,650,560	$779,319

The accompanying Notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss

	For the Year Ended	For the Year Ended
	Dec 31,	Dec 31,
	2013	2012

Net Sales	$176,437	$159,359

Cost of sales	78,358	58,522

Gross Profit	98,079	100,837

Operating Expenses:
Research and development	838,925	894,157
Selling, general and administrative	2,268,031	1,493,233
	3,106,956	2,387,390

Loss From Operations	(3,008,877)	(2,286,553)

Other Income (Expense):
Interest expense	(392,645)	(141,930)

Net Loss	(3,401,522)	(2,428,483)

Other Comprehensive Gain (Loss):
Foreign currency translation gain (loss)	11,948	(8,299)
Total Other Comprehensive Gain (Loss)	$11,948	$(8,299)

Comprehensive Loss	$(3,389,574)	$(2,436,782)

Net Loss per Share - Basic and Diluted	$(0.08)	$(0.07)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	42,811,746	35,051,373

The accompanying Notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Par $ .0001 Common Shares*	Common Stock	Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2011	32,641,953	$32,642	$7,228,386	$—	$(6,908,017)	$353,011
Sale of common stock, net of issuance costs	3,164,479	3,164	943,157	—	—	946,321
Reverse recapitalization related to acquisition	325,000	325	(325,325)	—	—	(325,000)
Reclass for Recapitalization of Stock Entry	—	(32,518)	32,518	—	—	—
Employee stock based compensation	—	—	226,807	—	—	226,807
Warrants issued for services	—	—	37,453	—	—	37,453
Debt beneficial conversion feature, net of issuance costs	—	—	295,004	—	—	295,004
Foreign currency translation loss	—	—	—	(8,299)	—	(8,299)
Net loss	—	—	—	—	(2,428,483)	(2,428,483)
Balance at December 31, 2012	36,131,432	$3,613	$8,438,000	$(8,299)	$(9,336,500)	$(903,186)
Sale of common stock, net of issuance costs	10,192,617	10,193	3,594,914	—	—	3,605,107
Common stock issued upon conversion of trade payable	143,750	144	57,356	—	—	57,500
Shares issued for services	120,000	120	31,024	—	—	31,144
Exercise of common stock options	110,092	11	38,521			38,532
Reclass for recapitalization of stock entry	—	(9,411)	9,411	—	—	—
Stock compensation period costs	—	—	227,129	—	—	227,129
Foreign currency translation gain	—	—	—	11,948	—	11,948
Net loss	—	—	—	—	(3,401,522)	(3,401,522)
Balance at December 31, 2013	46,697,891	$4,670	$12,396,355	$3,649	$(12,738,022)	$(333,348)

* As adjusted for a 1 for 3 reverse stock split that occurred in 2011 - see Note 7.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(3,401,522)	$(2,428,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,123	717,384
Stock compensation expense	227,129	122,107
Accretion for debt discounts and issuance costs	320,979	79,461
Shares issued in exchange for services	31,144	—
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	1,185
Prepaid expenses and other assets	(41,636)	6,460
Accounts payable, net of conversion to shares	(167,476)	145,456
Deposits	—	(150,000)
Accrued interest and other liabilities	146,230	39,876
Deferred revenue	287,583	28,267
Deferred rent	(3,392)	(10,138)
Net Cash Used In Operating Activities	$(2,108,952)	$(1,448,425)
Cash Flows From Investing Activities:
Purchase of fixed assets	(31,824)	(16,342)
Payment for patent application	(10,000)	—
Payment of platform development costs	(519,734)	(548,030)
Net Cash Used In Investing Activities	$(561,558)	$(564,372)
Cash Flows From Financing Activities
Proceeds from notes payable related parties	122,456	505,526
Repayments on notes payable and interest on convertible debt to related parties	(245,131)	(177,500)
Repayment ofof convertible note	(20,106)	—
Proceeds from exercise of common stock options	38,531	—
Proceeds from debentures, net of issuance costs	—	523,081
Sale of common stock, net of issuance costs	3,573,100	1,052,279
Net Cash Provided By Financing Activities	$3,468,850	$1,903,386
Net Increase (Decrease) in Cash and Cash Equivalents	798,340	(109,411)
Cash, Beginning of Period	13,724	123,135
Cash, End of Period	$812,064	$13,724

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$27,696	$—

Non-cash Investing and Financing Transactions:
Conversion of convertible note to common stock shares	$32,006	$—
Issuance of stock in acquisition of subsidiary	$—	$325

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 1 – Organization, Basis of Presentation and Nature of Operations

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

The accompanying consolidated financial statements include the accounts of Trunity Holdings, Inc. and its wholly owned subsidiary Trunity, Inc., for the years ended December 31, 2013 and 2012. All intercompany accounts have been eliminated in the consolidation.

Trunity, Inc. (“the Company”) is a “C” Corporation organized under the Laws of Delaware with principal offices in Portsmouth, New Hampshire. It was formed on July 28, 2009 to develop a cloud-based knowledge sharing platform that focuses on e-learning, virtual textbooks, customer experience and education market place. The Company was formed though the acquisition of certain intellectual property by its three founders.

On January 24, 2012, Trunity Holdings, Inc., Trunity, Inc. and Trunity Acquisition Corporation (“TAC”), a wholly-owned subsidiary of Trunity Holdings, Inc., all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on January 24, 2012, TAC merged with and into Trunity, Inc., with Trunity, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Trunity (the “Merger”). In order to facilitate the reverse merger transaction, immediately prior to execution of the Merger Agreement, Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI). As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc.

On March 20, 2013 the Company executed a five year licensing agreement with the Ukraine Government’s Open World National Project to use the Trunity eLearning Platform in exchange for a license fee of $400,000. Upon signing, the initial payment of $100,000 was received and the remaining payment of $300,000 was received in April 2013. The impact of this transaction was a $400,000 payment that was reflected in the Company’s 2013 Annual Report on Form 10-K for the period ended December 31, 2013 as deferred revenue of $315,850 for the portion representing the remaining professional hours and license term on the agreement.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

On January 21, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with Houghton Mifflin Harcourt (NASDAQ:HMHC) (HMH), a global education leader to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials.

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

Development Stage Operations - The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development. We exited the development stage in the first quarter of 2013.

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

Revenue Recognition - The Company’s revenue model consists of Software-as-a Service (SaaS) licensing and hosting revenue, as well as revenues generated from consulting, revenue sharing with our authors, publishers and advertising.  All SaaS revenue is recognized ratably over the contract period.

Consulting revenues are earned for web site development services and are recognized on a time and materials basis, billed in accordance with contractual milestones negotiated with the customer.  Revenues are recognized as the services are performed and amounts are earned in accordance with FASB Financial Accounting Standards Board (“FASB”) ASC Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is probable. In such contracts, revenue is earned upon achievement of certain milestones indicated in the client agreements.  Services under these contracts are typically provided in less than a year and represent the contractual milestones or output measure, which reflect the earnings pattern.

Advertising revenue is earned from search engine providers based on search activity for sites hosted by the Company.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured by the Federal Deposit Insurance Company ('FDIC'), regardless of the balance of the account, at all FDIC-insured institutions. However, this provision expired on December 31, 2012 and beginning January 1, 2013 noninterest-bearing deposits now receive the same $250,000 insurance coverage provided to a depositor's other deposit accounts held at an FDIC-insured institution.

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  We believe all accounts receivable due at December 31, 2013 and 2012 to be collectible.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2013

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax period from July 28, 2009 (inception) to December 31, 2013. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments are expected to be minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense. The tax years 2010 through 2013 are subject to examination by federal and state taxing authorities.

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

Website Development –The Company has adopted the provisions of FASB ASC Topic 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.

Derivative Financial Instruments. The Company assesses whether it has embedded derivatives in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

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

Comprehensive Loss - The Company has adopted ASC Topic 220, “Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in the Company’s comprehensive loss consist of unrealized gain (losses).

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that of mark-to-market adjustments for the Canadian debentures, affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Stockholders’ Equity - Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Common stock share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 3 reverse stock split that occurred in 2011, as required by ASC Topic 505-20 (see Note 9).

Common Stock Purchase of Warrants - The Company accounts for common stock purchase warrants in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants. Amortization expense for the years ended December 31, 2013 and 2012 was approximately $0 and $43,640, respectively. The Company has elected the intrinsic value method for valuing the impact of the expense associated with these warrants.

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

Level 1 — inputs include exchange quoted prices for identical instruments and are the most observable

Level 2 — inputs include brokered and/or quoted prices for similar assets and observable inputs such as interest rates.

Level 3 — inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment. The carrying amount of cash, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments. The Company does not maintain any investments at fair value.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 3 -- Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 740, Income Taxes. This update requires companies to present an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset for a net operating loss carryforward, asimilar tax loss, or a tax credit carryforward in the applicable jurisdiction, to the extent such tax attributes are available to offset the additional tax liability that would result if the UTB were disallowed on the balance sheet date. Whether the settlement by use of carryforwards is available under the law would depend on facts and circumstances available on the balance sheet date. The new guidance is effective for the Company beginning July 1, 2014, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On July 1, 2012, the Company adopted the updated guidance to ASC Topic 220, Comprehensive Income, issued by the FASB. The update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the consolidated statement of shareholders’ equity. The Company adopted the method of presentation using one consecutive financial statement.

In July 2012, the FASB issued an update to ASC Topic 350, Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASC 350”). The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired. The changes to ASC 350 were effective for the Company beginning July 1, 2013, the guidance did not have a material impact on the Company’s consolidated financial statements.

 In January 2013, the FASB issued another update to the guidance in ASC Topic 220. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance was effective for the Company beginning July 1, 2013, and adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Management has evaluated all other standards issued and to be effective and has determined their impact to the financials will not be material.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 4 – Property and Equipment

A summary of property and equipment at December 31, 2013 and 2012 is as follows:

December 31,	2013	2012

Furniture and fixtures	$18,660	$13,402
IT Equipment and software	191,512	164,946

Total Property and Equipment	210,172	178,348

Less: Accumulated depreciation	(164,226)	(125,621)

Net Property and Equipment	$45,946	$52,727

The amounts charged to operations for depreciation for the years ended December 31, 2013 and 2012 was approximately $38,605 and $50,256, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 5 – Intangible Assets

Intangible assets were comprised of the following at December 31, 2013 from Inception:

Trunity platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value

Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	$—

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	$—

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(272,583)	$54,517

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(300,367)	$247,664

Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(105,751)	$413,982

Carrying value as of Dec 31, 2013				$716,163

Estimated future amortization expense is as follows for the following periods:

For the period ending December 31, :
2014	$410,438
2015	238,231
2016	67,494
Total future amortization expense	$716,163

The Trunity eLearning Platform technology was acquired from a related company, Trunity, LLC, and was valued at management’s best estimate of its value at that time of the transaction.  Trunity, LLC was wholly owned by the three founders of the Company.  Subsequent internal costs capitalized consist of direct labor, including taxes and benefits.  Amortization of three years is based on management’s best estimate of useful life of current technology in this industry.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 6- Notes Payable

At December 31, 2013, outstanding notes payable was made up of the following:

Note Holder	Principal	Accrued Interest	Outstanding as of December 31, 2013
Notes Payable– Related Parties	$252	$—	$252
Total notes payable – current liabilities			$252

At December 31, 2012, outstanding notes payable was made up of the following:

Note Holder	Principal	Accrued Interest	Outstanding as of December 31, 2012
Notes Payable– Related Parties	$53,977	$—	$53,977
Loan from investors	66,784	5,000	71,784
Total notes payable – current liabilities			$125,761

Notes Payable to Founders – At December 31, 2013 and 2012, the notes payable to the founders consisted of short-term loans with the three founders.  Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% only and have been amended with board consent to remain in effect until December 31, 2014 subsequent to the initial expiration date.    The loans have no repayment terms but were repaid in the second quarter of 2013.  As of December 31, 2013, Les Anderton has a shareholder loan of $252. As of December 31, 2012, Terry Anderton, Les Anderton, and Joakim Lindblom had shareholder loans that were comprised of the following balances:  $28,401, $10,066 and $15,510, respectively.

Short-term loan from Investors - In 2011, an investor in the Company made a short-term loan of $16,784 to the Company to cover its working capital needs.  There are no documented terms for this loan.  The Company has treated the loan as interest free and the loan was repaid in second quarter of 2013.

In 2012, an investor in the Company made a short-term loan of $50,000 to the Company to cover its working capital needs.  There are no documented  terms for this loan; however the Company repaid this loan during the second quarter of 2013 including accrued  interest expense of $5,000.

Interest expense recognized for the years ended December 31, 2013 and 2012 related to notes payable and debentures was $122,799 and $61,902, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 7 – Derivatives

The Company’s convertible debt issued in November 2012 with a face value of $42,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations.  The Company determined the fair value of this derivative liability using Monte Carlo simulations.  The Company used the following assumptions in estimating the fair value of the derivative liabilities on the issuance date through the conversion dates of the debt.

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

The Company’s convertible debt issued in January 2013 with a face value of $37,500 provides for conversion of the note into the Company’s common stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date.  Because of the uncertainty regarding the number of common shares that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations. The Company determined the fair value of this derivative liability using Monte Carlo simulations.   The Company determined the assumptions in estimating the fair value of the derivative liabilities on the issuance date and as of June 24, 2013.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 8 – Convertible Debt

July 2012 Convertible Debentures

In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($205,224 as of December 31, 2013). The July Notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes. For the twelve months ended December 31, 2013, the Company recorded amortization of the discount of $42,394. As of December 31, 2013, the net carrying value of the July Notes totaled $180,494, net of unamortized discount of $24,730. For the twelve months ended December 31, 2013, interest expense on the July Notes of $20,910 was recorded.

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

The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the July Notes. The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the July Notes of $26,435 was recorded for twelve months ended December 31, 2013.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

September 2012 Convertible Debentures

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

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the September Notes. For the 12 months ended December 31, 2013, the Company recorded amortization of the discount of $57,856.  As of December 31, 2013, the net carrying value of the September Notes totaled $292,329, net of unamortized discount of $38,571. For the twelve months ended December 31, 2013 interest expense on the September Notes of $33,090 was recorded.

In connection with the issuance of the September Notes, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the September Notes of $9,903 was recorded for the twelve months ended December 31, 2013.

October and November 2012 Convertible Debentures

In October and November 2012, the Company issued convertible debentures (“October and November Notes”) with an aggregate face value of $624,372 of which $313,440 represented a conversion of notes payable related parties to the Founders. The October and November Notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the October and November Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the October and November Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the October and November Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate –0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes. For the twelve months ended December 31, 2013, the Company recorded amortization of the discount of $127,193. As of December 31, 2013 the net carrying value of the October and November Notes totaled $518,678 net of unamortized discount of $105,694. For the twelve months ended December 31, 2013 interest expense on the October and November Notes of $62,437 was recorded.

In connection with the issuance of the October and November Notes, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of December 31, 2013:

	Face Value	Initial Discount	Amortization	Carrying Value
July 2012 Notes	$205,224	$(84,788)	$60,058	$180,494
September 2012 Notes	330,900	(115,712)	77,141	292,329
October & November Notes	59,000	(13,317)	7,909	53,592
November – Related Party Notes*	565,372	(240,687)	140,401	465,086
Total	$1,160,496	$(454,504)	$285,509	$991,501

* In November 2013, Terry Anderton sold $100,000 principal amount of his related party note to an unrelated third party at face value.

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

Sales of Common Stock - During 2012, the Company raised gross proceeds of approximately $875,000 through the sale of 2,462,211shares of its common stock to accredited investors in a private placement at an average price of $.35 per share.  The Company incurred stock issuance costs of approximately $45,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

During 2013, the Company raised gross proceeds of $3,857,588 through the sale of 9,668,416 shares of our common stock to investors at a price of $0.40 per share. These sales of shares occurred at various times throughout 2013.  The Company incurred stock issuance costs of $186,729 consisting chiefly of commissions paid to broker-dealers who assisted with the offering. In addition, as consideration for services rendered in connection with the Private Placement, the Company issued to the Placement Agent 357,459 restricted shares of our Common Stock, representing 8% of the gross proceeds of the Private Placement at a price of $0.80 per share to determine the number of shares issued to the Placement Agent.

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

Reverse Merger Transaction - Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI”), pursuant to a Stock Purchase Agreement with the three principal shareholders of Trunity Holdings, Inc., 961,974 of BTI shares were purchased for the price of $325,000 plus 325,000 shares of Trunity common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of shares of THI. As a result of the reverse merger the par amount for shares was reduced from $.001 to $.0001 and subsequently an entry was recorded in 2013 to reflect this reclassification.

Warrants for Services - During the year ended December 31, 2012, in connection with services rendered, the Company issued warrants to purchase 250,000 and 25,000 shares of the Company’s common stock at an exercise price of $0.50 and $0.25 per share, respectively. The Company recognized expense of $37,453 related to warrants granted for services rendered during the 12-month period, ended December 31, 2012 and valued them at the grant date using the Black Scholes valuation model.

Shares for Services – During the year ended December 31, 2013, in connection with services rendered, the Company issued 120,000 shares of the Company’s common stock at a strike price of $0.40 per share in exchange for sales and brokerage services conducted on behalf of the Company.

Shares in exchange for conversion of trade payable – During the year ended December 31, 2013, in connection with services rendered, the Company issued 143,750 shares of the Company’s common stock at a strike price of $0.40 per share in exchange for settlement of an outstanding payable due to RCM Financial Consulting of $57,500.

Note 10 – Stock-Based Compensation

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (The Plan) and authorized an option pool of 5,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted. As of December 31, 2013, there were 16,233 shares available for awards under this plan.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (The Plan) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a 3 year period and have a life of 10 years from the date granted.  As of December 31, 2013, there were 5,046,141 shares available for awards under this plan.

During the year ended December 31, 2013, the Company issued options to acquire 4,970,000 shares of common stock at exercise price(s) of $0.35-$0.70 per share to employees, directors, and consultants. During the year ended December 31, 2012, the Company issued options to acquire 5,830,000 shares of common stock at exercise price of $0.35 per share to employees, directors, and consultants.

The grant-date fair value of options is estimated using the Black Scholes option pricing model.  The per share weighted average fair value of stock options granted during 2013 was $0.36 and was determined using the following assumptions: expected price volatility ranging between 51% to 53%, risk-free interest rate ranging from .76% to 1.68%, zero expected dividend yield, and six years expected life of options. The per share weighted average fair value of stock options granted during 2012 was $.13 and was determined using the following assumptions:  expected price volatility ranging between 51% to 52%, risk-free interest rates ranging from  0.61% to 0.86%, zero expected dividend yield, and six years expected life of options.  The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding.  The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of December 31, 2013, there was approximately $532,395 of total unrecognized stock compensation expense, related to unvested stock options under the Plan.  This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.8 years.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

A summary of options issued, exercised and cancelled for the years ended December 31, 2013 and 2012 are as follows (shares have been retroactively adjusted for the 1 for 3 reverse stock split in 2011):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,783,333	$0.32	6.08	—
Granted	5,830,000	$0.35	9.60	—
Cancelled	(228,715)	$0.32	—	—
Outstanding at December 31, 2012	7,384,618	$0.34	8.30	—
Granted	4,970,000	$0.48	9.87	—
Exercised	(110,092)	$0.35	—	—
Cancelled	(3,928,568)	$0.35	—	—
Outstanding at December 31, 2013	8,315,958	$0.42	9.09	—

Note 11 – Warrants to Purchase Common Stock

During the years ended December 31, 2013 and 2012, in connection with services rendered, the issuance of convertible debt, and the sale of common stock the Company issued warrants to purchase 9,887,169 and 580,997 shares of the Company’s common stock at exercise prices of $1.00 and $0.25 to $1.00 per share, respectively. The Company recognized expense of $0 in 2013 and $41,015 in 2012 related to warrants granted for services rendered during the period and valued them at the grant date using the Black Scholes valuation model. All warrants are still outstanding as of December 31, 2013 and expire at various dates through 2016.

A summary of warrants issued, exercised and expired for the years ended December 31, 2013 and 2012 follows:

	Shares	Weighted-Average ExercisePrice	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2011	80,950	$3.00	0.75
Granted	580,997	$0.70	1.35
Outstanding at December 31, 2012	661,947	$0.80	1.31
Granted	9,887,169	$1.00	1.36
Expired	(63,050)	$3.00	—
Outstanding at December 31, 2013	10,486,066	$1.00	1.36
Exercisable at December 31, 2013	10,486,066	$1.00	1.36

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Note 12 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$4,627,565	$3,594,979
Charitable contributions carryforward	5,070	5,028
Deferred Revenue	125,108	11,103
Property and Equipment	9,015	—
Stock-based compensation	67,898	—
Deferred Tax Assets	$4,834,656	$3,611,110

Deferred Tax Liabilities
Property and Equipment	$—	$(6,956)
Stock-based compensation	—	(17,489)
Convertible Stock	(67,015)	—
Deferred Tax Liabilities	$(67,015)	$(24,445)

Valuation Allowances	(4,767,641)	(3,586,665)
Total Net deferred tax assets	$—	$—

At December 31, 2013 the Company has tax operating losses of $12 million (tax effected $4.7 million). The Company is in a domestic cumulative taxable loss position for the three year period ended December 31, 2013, which is considered significant evidence that the Company may not be able to realize some portion or all of these deferred tax assets in the future. The Company has decided that based on all available evidence that a full valuation allowance should be taken against the entire deferred tax assets of $4.7 million.

The Company has federal operating loss carried forward of $11.6 million that can be carried forward for twenty years. The operating losses will begin to expire in 2029 through 2034. The Company’s ability to utilize the net operating losses is contingent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of taxable income would need to be generated in order to fully realize the net deferred tax assets. However due to the Company’s limited operating history and uncertainty of achieving sufficient profits to utilize the net operating loss carryforwards the Company has recorded a valuation allowance of $4.7 million related to the net deferred tax assets.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

The Company will continue to monitor and update its assumptions and forecasts of future taxable income to determine if a valuation allowance will continue to be needed.

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to the loss from operations primarily because of the effect of the state tax benefit, net of federal benefit, and the change in the valuation allowance provided against deferred tax assets. The change in the valuation allowance for the year ended December 31, 2013 was $1,180,976.

Uncertain Tax Positions

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty in Income Taxes.  Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2013.

Note 13 – Related Parties

The Company’s three founders, Terry Anderton, Les Anderton, and Joakim Lindblom have a number of transactions that warrant disclosure per ASC Topic 850, Related Party Disclosures.

Stock Options- In 2012, Mr. Lindblom was granted additional options to purchase additional 250,000 and 800,000 shares both at a strike price of $0.35.

Corporate Rental - Through September 2013, the Company paid monthly rent to Terry Anderton for his guest house used by corporate employees who work for extended periods of time at the corporate offices located in New Hampshire but reside elsewhere.

Credit Agreements – At December 31, 2013 and 2012, the notes payable to the founders consisted of short-term loans with the three founders.  Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent to remain in effect until December 31, 2014 subsequent to the initial expiration date.   The loans have no repayment terms but were repaid in the second quarter of 2013. As of December 31, 2013 only Les Anderton has a shareholder loan of $252. As of December 31, 2012, Terry Anderton, Les Anderton, and Joakim Lindblom had shareholder loans that were comprised of the following balances:  $28,401, $10,066 and $15,510, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Founder Stock Transactions - Upon forming the Company in 2009, 3,333,333 shares were issued to both Terry Anderton and Les Anderton for a total of 6,666,667 shares (as adjusted for a 1 for 3 reverse stock split in 2011). At December 31, 2013, Terry Anderton directly owned and controlled 4,550,412 shares; Les Anderton directly and indirectly, with his wife, controlled 4,907,683 shares; and Joakim Lindblom directly owned and controlled 467,000 shares.

Transactions with Officers— Transactions with Officers-The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial and Premier Financial Filings, companies that have provided contracted financial services to Trunity during 2013 and 2012.  In 2013, RCM Financial Inc., a financial consulting firm providing interim CFO services, and accounting and tax professional services was paid total fees of $42,630 by the Company; and Premier Financial Filings, a full service financial printer, was compensated $2,163.  In 2012, RCM Financial received $93,000 in total fees from the Company. Ms. Fernandez-McGovern’s services as CFO in a consulting capacity were paid through April 2013 as part of RCM Financial until she became the Company’s full-time CFO.

The Company’s Chief Education Officer Cutler Cleveland, prior to his full-time employment was a consultant for the company and currently authors on the platform. In his capacity as an author and consultant he received royalty payments based on his transaction sales for his vbook and a monthly consultant fee. In 2013 and 2012 he received $33,458 and $11,097 respectively. As a result of his full-time employment with Trunity the company has discontinued payment of his consulting fees on a go forward basis.

In 2012, various notes with the founders were converted to debentures with the Company.

Conversion to Debentures
Notes Payable to Founders
Terry Anderton	$261,932
Les Anderton	222,170
Joakim Lindblom	81,270
Total	$565,372

Note 14 – Commitments and Contingencies

Leases

In 2010, the Company entered into a lease agreement for 6,400 square feet of office space located in Newburyport, Massachusetts. This lease was effective from August 2010 through July 2013. This agreement provided a free rent period of the first four months of the term.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

In August 2013, the Company executed a lease for 8,713 square feet for its corporate offices located in Portsmouth, New Hampshire. The lease commenced on August 9, 2013 and has a five-year term ending on September 8, 2018. The monthly rental payments for the first year are $10,165 per month and will increase on each anniversary at a rate of 3% per annum. The Company is required to pay its proportionate share of the building’s common area maintenance (“CAM”), real estate taxes, utilities serving the premises and the cost of premises janitorial service. These additional items are estimated to be $5,900 on a monthly basis.

In September 2013, the Company executed a lease for office space located in Palo Alto, California. The lease commenced on September 1, 2013 with monthly payments of $600 per month and has a twelve month term ending on August 31, 2014. The Company has sublet partial space of the office in Palo Alto for $300 a month through the end of the rental term ending on August 31, 2014.

The minimum lease payments payable over the remaining life of the agreements are:

	2014	2015	2016	2017	2018
Remaining lease payments by year	$128,602	$128,890	$130,695	$134,646	$91,454

          For the years ending December 31, 2013 and 2012, the Company recognized approximately $98,000 and $89,000 respectively in rent expense.

Legal

In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  No expert has been disclosed by Mr. Horn for liability or damages.

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

Trial of the case is now scheduled for the weeks of June 16 and June 23, 2014. Pretrial materials are due May 23, 2014 and a trial conference has been scheduled for June 6, 2014.  Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
 Notes To Consolidated Financial Statements
December 31, 2013

Mediation is mandatory in New Hampshire.  A half-day mediation has been scheduled for April 14, 2014.  To date, there has not been a settlement demand from Plaintiff.  Moreover, at this point in the litigation, Trunity has paid in full the deductible under the applicable insurance policy and the insurance company is paying for the defense of this case.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Note 15 – Subsequent Events

On February 12, 2014, Arol Buntzman resigned from his positions as Chairman, Director and Chief Executive Officer (CEO) of the Company.  The Company’s Board of Directors has commenced a search for a permanent CEO and has appointed Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, as interim CEO to serve until a permanent CEO is hired.

As a result of Mr. Buntzman’ s resignation pursuant to the December 2013 non-qualified stock option agreement between him and the Company which granted to him options to purchase up to 4,000,000 shares of common stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”) options to purchase 1,500,000 shares of stock were automatically cancelled. These options covered the tranches of 500,000 shares each at an exercise price of $.40, $.60 and $.70, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $.40, $.60 and $.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’ s resignation.  Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party. See Note 10 Stock-Based Compensation.

On January 21, 2014, Jude Blake resigned as a Director of the Company.

From March 1, 2014 to April 11, 2014, the Company raised gross proceeds of $53,000 through the sale of 353,333 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share.  Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014 we borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above.  The Company incurred $5,000 of securities issuance costs representing commissions paid to broker-dealers who assisted these transactions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

●
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2013, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position

Nicole Fernandez-McGovern	41	Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

Dr. Joakim Lindblom	52	Executive Vice President and Chief Technology Officer (and former Secretary and Director)

Dr. Cutler Cleveland	58	Chief Education Officer

Les Anderton	69	Director

Ivan Berkowitz, PhD	66	Director

Richard H. Davis	56	Director

Dana M. Reed	42	Director

Nicole Fernandez-McGovern – Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

Ms. Fernandez-McGovern has served as our Company’s Chief Financial Officer since April 2013 and as Interim-CEO since February 2014.  From March 2012 to March 2013, she provided financial consulting services Trunity through RCM Financial Consulting, a firm she continues to serve as Managing Principal.  RCM was a management consulting firm founded by Ms. Fernandez-McGovern that provided interim Chief Financial Officer services for numerous companies seeking to capitalize on her expertise in SEC reporting, technical accounting, treasury and strategic cash flow management, audits, budgeting and financial planning.  Ms. Fernandez-McGovern is also one of the founders and Managing Principals of Premier Financial Filings, a full service financial printer providing SEC filing support services to publicly traded companies, including the Company since 2013.

She previously served in leadership roles in the private sector for such companies as Elizabeth Arden, Inc. and Ryder System, Inc., where she worked closely with senior management and was involved in all aspects of the SEC, treasury and financial reporting processes. Ms. Fernandez-McGovern began her professional career at KPMG in the audit and assurance practice where she managed a wide range of large scale engagements for both public and privately held companies.  She has a Master of Business Administration with a concentration in Accounting and International Business, and a Bachelor of Business Administration with a concentration in accounting, both from the University of Miami. She is also a Certified Public Accountant in the State of Florida and is fluent in Spanish.

Joakim F. Lindblom, Ph.D. – Executive Vice President and Chief Technology Officer

Dr. Lindblom is a co-founder of Trunity and has been our Company’s Chief Technology Officer since its inception in July 2009.  He also served as a member of the Board of Directors from inception through the fall of 2013.  An innovator and pioneer in the field of education technology, Dr. Lindblom is responsible for product development and operations at Trunity, and is the Chief Architect of the Trunity eLearning Platform.  He has over 20 years’ experience in Internet information architecture, global R&D, technology business management, space science instrumentation and solar astrophysics.  Previously, he served as Vice President of Platform Strategy at ManyOne Networks, Global R&D Management Consultant at Nokia and Chief Scientist for NASA’s UHRXS Space Station project and MSSTA solar observatory at Stanford University. Dr. Lindblom has a Ph.D. in Applied Physics and Astrophysics from Stanford University, as well as a Bachelors of Science degree with honors in Physics from the California Institute of Technology.

Cutler J. Cleveland, Ph.D. – Chief Education Officer

Appointed to serve as Trunity’s Chief Education Officer in July 2013, Dr. Cleveland is also Professor of Earth and Environment at Boston University, where he serves on the faculty of the Center for Energy and Environmental Studies.   Professor Cleveland is the co-author of Environmental Science, the web’s first entirely electronic introductory textbook on the subject, which was authored and published on the Trunity eLearning Platform.  He is also Editor-in-Chief of the Encyclopedia of Energy (Elsevier, 2004), winner of an American Library Association award, the Dictionary of Energy (Elsevier, 2005), Handbook of Energy (Elsevier, forthcoming), and is the Founding Editor-in-Chief of the Encyclopedia of the Earth.  He is the recipient of the Adelman-Frankel Award from the United States Association of Energy Economics for “unique and innovative contributions to the field of energy economics.”

Dr. Cleveland’s research has been funded by the Mellon Foundation, the National Science Foundation, the National Aeronautics and Space Administration, the Environmental Protection Agency, and the MacArthur Foundation. He has published his findings in journals such as Nature, Science, Ecological Modeling, Energy, The Energy Journal, The Annual Review of Energy, Resource and Energy Economics, the American Association of Petroleum Geologists Bulletin, the Canadian Journal of Forest Research and Ecological Economics.  Professor Cleveland has been a consultant to numerous private and public organizations, including the Asian Development Bank, the United Nations Commission on Sustainable Development, Charles River Associates, the Energy Information Administration and the U.S. Environmental Protection Agency. He has won publication awards from the International Association of Energy Economics, the American Library Association and the National Wildlife Federation. Professor Cleveland holds a Bachelor of Science degree in Ecology from Cornell University, a Master of Science degree in Marine Science from Louisiana State University, and a Ph.D. in Geography from the University of Illinois at Urbana-Champaign.

Les Anderton – Director

Mr. Anderton was appointed as a new director in December 2013.  As a original director and former Executive Vice President of Finance of Trunity, he has already played a significant role in the Company’s corporate structuring and previous capital formation activities.  Mr. Anderton brings to Trunity over 40 years’ experience in sales, marketing, corporate finance and mergers and acquisitions.  Les began his career with the Lever Brothers Company in New York, where he was Sales Plans Development Manager for the Personal Products Division.  He left Lever Brothers after ten years to pursue a career on Wall Street. He earned distinction as an investment banker for, among others, John Hancock, Covey & Company, and currently Wilson-Davis & Company, Salt Lake City.  Mr. Anderton has compiled significant financial analysis expertise in a broad range of industries, including technology, energy, healthcare and real estate, and as an active individual investor and due diligence manager for Alternative Investments at Wilson-Davis. With professional designations of CLU and ChFC, he also holds several securities licenses, including Series 7, Series 24, Series 27 and Series 63. Les Anderton is the father of Terry Anderton.

Ivan Berkowitz, Ph.D. – Director

Dr. Berkowitz has served as an independent member of the Board since his appointment in November 2013.  Dr. Berkowitz is a corporate executive and advisor with 40 years of professional experience in the financial and real estate industries.  He has acted as a corporate advisor on matters that pertain to corporate structure and governance, transfer pricing, EEC antitrust law, mergers and international syndication.  In 2003, he co-founded and has since served as the Chairman of Great Court Capital, a global structured finance and traditional merchant banking firm based in New York City, active in identifying, investing and managing the investment process for a syndicate of high net worth individuals, hedge funds and institutions.

Until its sale in 2003, Dr. Berkowitz served as senior managing partner of Avatar Associates, a New York-based institutional asset management firm managing $1.8 billion in assets. He has been a member of the boards of directors of both public and private companies, domestically and internationally. In addition to these activities, he is a Board member of the Council for Economic Education, is a past board member of Yeshiva College and Cambridge in America, Dr. Berkowitz holds a Ph.D. in International Law from Cambridge University, an MBA in Finance (honors) from Baruch College and a B.A. cum laude in Economics from Brooklyn College.  He has guest lectured at professional and academic forums that have included Young Presidents’ Organization, Cambridge University, Whittier College, School of Law, and New York University’s Center for Law and Business. Over the years, he has contributed to media, business, law and academic journals, including the Cambridge Law Journal and Juris Doctor.

Richard H. Davis − Director

Mr. Davis has served as an independent member of the Board since 2012.  He has over 30 years of experience in finance, investment banking and venture capital. In February 2008, he became a Director of PowerVerde Inc., a Phoenix, Arizona-based producer of emissions-free electric power generation systems. Since August 2011, he has also served as the part-time Chief Executive Officer of PowerVerde.  Beginning in 1982, Mr. Davis worked for First Equity Corporation, a regional full-service brokerage and investment bank.  While at First Equity, his duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, he joined the corporate finance department of William R. Hough & Company, where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher, a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices, at which time Mr. Davis joined Martinez-Ayme Securities, assuming the newly-created position of Managing Director of Corporate Finance.  He received a Bachelor of Science degree in Economics from Florida State University in 1982.

Dana M. Reed − Director

Ms. Reed was appointed as a member of the Board in June 2013.  She is the Chief Executive Officer of PanAfrican Investment Co. (“PIC”) and is responsible for managing the business day-to-day, as well as overseeing all investment decisions. Prior to joining PIC, she served as Managing Director of UCM Partners, where her responsibilities included marketing, product development and strategic growth of the firm. She previously served as a Vice President of Institutional Equity Sales at Friedman Billings Ramsey, and she was in the Investment Banking Groups of JP Morgan and Goldman Sachs.  Ms. Reed began her career as a Fellow at the Export-Import Bank of the U.S. She received a Bachelor of Business Administration in International Business with minors in Marketing and Spanish and a Masters of Business Administration from Howard University. She was appointed by New York Governor Paterson to serve as a Director of the Harlem Community Development Corp. and still serves in that role today. In addition to serving Trunity’s Board, Ms. Reed also serves on the Board of Directors of PrePex and Shea Yeleen.

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

Involvement in Certain Legal Proceedings

During the last ten years, none of our Directors, persons nominated to become Directors, or executive officers were subject to any of the following events material to an evaluation of the ability or integrity of any such person:

●
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

o
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

o	Engaging in any type of business practice; or

o	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

●
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) Item 401 of Regulation S-K, or to be associated with persons engaged in any such activity;

●
Such person was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “Commission”) to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

o	Any Federal or State securities or commodities law or regulation; o

o
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

o	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

Our Audit Committee consists of Messrs. Berkowitz and Davis and Ms. Reed, with Mr. Berkowitz elected as Chairman of the Committee.  Our Board of Directors has determined that each of Messrs. Berkowitz and Davis are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ and NYSE.  Mr. Berkowitz is also qualified as our Audit Committee financial expert.

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor.

Our Compensation/Stock Option Committee consists of Messrs. Berkowitz and Davis, with Mr. Davis elected as Chairman of the Committee.  Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NYSE MKT. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation/Stock Option Committee.

Our Compensation Committee has responsibility for assisting the Board of Directors with, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2013, the Board of Directors held 1 regular meeting in person and 10 special telephonic meetings. Each regular and telephonic meeting was attended by all of the members of the Board.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2013.

Shareholder Recommendations for Board Nominees

The Board does not have a Governance or Nominating Committee that is tasked with identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders. Until such committee is formed, shareholder recommendations for Board nominees are directed to the entire Board, who considers the qualifications of the person recommended based on a variety of factors, including:

●	the appropriate size and the diversity of our Board;

●	our needs with respect to the particular talents and experience of our directors;

●
the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	experience with accounting rules and practices;

●	whether such person qualifies as an “audit committee financial expert” pursuant to the SEC Rules;

●	appreciation of the relationship of our business to the changing needs of society; and

●	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	compliance with applicable laws and regulations,

●	handling of books and records,

●	public disclosure reporting,

●	insider trading,

●	discrimination and harassment,

●	health and safety,

●	conflicts of interest,

●	competition and fair dealing, and

●	protection of company assets.

A copy of our Code of Business Conduct and Ethics is attached as an exhibit to this Report.

Certain Legal Proceedings

In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserts whistleblower status and alleges that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint seeks unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Discovery has begun; a deposition of Mr. Horn was conducted on March 25, 2013.  No expert has been disclosed by Mr. Horn for liability or damages.

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

Trial of the case is now scheduled for the weeks of June 16 and June 23, 2014. Pretrial materials are due May 23, 2014 and a trial conference has been scheduled for June 6, 2014.  Based on the preliminary information available to us, we believe that the complaint is without merit and intend to vigorously defend the case and prosecute the counterclaim.

Mediation is mandatory in New Hampshire.  A half-day mediation has been scheduled for April 14, 2014.  To date, there has not been a settlement demand from Plaintiff.  Moreover, at this point in the litigation, Trunity has paid in full the deductible under the applicable insurance policy and the insurance company is paying for the defense of this case.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the compensation of the Company’s current and former Chief Executive Officers and each other executive officers serving as such whose annual compensation exceeded $100,000, for services in all capacities to the Company in 2013, except as otherwise indicated.  The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 6(D) of the Notes to our Financial Statements appearing later in this report.

Summary of Executive Compensation Chart

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)	Total Compensation ($)
Nicole Fernandez-McGovern	2013	$108,750	$15,000	-0-	$105,538	-0-	$229,288
Interim CEO and CFO	2012	-0-	-0-	-0-	-0-	-0-	—

Dr. Joakim Lindblom	2013	$124,458	$15,000	-0-	-0-	-0-	$139,458
EVP and CTO	2012	$98,748	-0-	-0-	$178,290	-0-	277,038

Dr. Cutler Cleveland	2013	$50,300	-0-	-0-	-0-	-0-	$50,300
Chief Education Officer	2012	-0-	-0-	-0-	-0-	-0-	-0-

Terry B. Anderton (1)	2013	$168,780	$40,000	-0-	-0-	-0-	$208,780
Former Chairman, President and CEO	2012	176,166	-0-	-0-	$476,000	-0-	$652,166

Arol Buntzman (2)	2013	-0-	-0-	-0-	$376,784	-0-	$376,784
Former Chairman and CEO	2012	-0-	-0-	-0-	-0-	-0-	-0-

(1) On October 14, 2013, Mr. Anderton resigned as an officer and director of Trunity.

(2) On February 12, 2014, Mr. Buntzman resigned as an officer and director of Trunity.

Executive Employment, Termination and Change of Control Arrangements

We do not have any employment contracts for our executive officers; however our Board’s Compensation Committee is reviewing our executive compensation structure, and we intend to implement employment contracts for our executive officers in 2014.

Effective September 24, 2013, Mr. Terry Anderton resigned as the Company’s Chairman and Chief Executive Officer, but remained for a brief period as President and a member of the Board of Directors.  On October 14, 2013, Mr. Anderton resigned as President and a Director of Trunity.

Effective September 24, 2013, Dr. Arol Buntzman was appointed as Chairman of the Board and Chief Executive Officer of the Company.  Dr. Buntzman resigned as Chairman and Chief Executive Officer of Trunity on February 12, 2014.

Effective February 12, 2014, Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, was appointed to serve as Interim CEO of the Company while the Board commences a search for a permanent CEO.

Outstanding Equity Awards at December 31, 2013 The following table sets forth the outstanding stock options held by the named executive officers and directors as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Nicole Fernandez-McGovern	—		500,000	(1)	—	$0.40	04/01/2023
Dr. Cutler Cleveland	67,580	(2)	32,420	(2)	—	$0.25	12/22/2021
Dr. Joakim Lindblom	333,333	(3)	—		—	$0.33	08/01/2019
Dr. Joakim Lindblom	100,000	(4)	—		—	$0.33	03/02/2020
Dr. Joakim Lindblom	296,803	(5)	36,530	(5)	—	$0.25	05/01/2021
Dr. Joakim Lindblom	48,384	(6)	11,616	(6)	—	$0.25	08/01/2021
Dr. Joakim Lindblom	159,817	(7)	90,183	(7)	—	$0.35	01/31/2022
Dr. Joakim Lindblom	332,420	(8)	467,580	(8)	—	$0.35	10/02/2022
Terry Anderton	222,100	(9)	—		—	$0.35	10/15/2015
Dr. Arol Buntzman	1,000,000	(10)	—		—	$0.30	12/22/2023
Dr. Arol Buntzman	—		1,000,000	(10)	—	$0.40	12/22/2023
Dr. Arol Buntzman	—		1,000,000	(10)	—	$0.60	12/22/2023
Dr. Arol Buntzman	—		1,000,000	(10)	—	$0.70	12/22/2023

(1) These options vest over a three year period with: (i) 166,667 vesting on April 1, 2014, and (ii) 333,333 vesting each month over a 24 month period from April 2, 2014 through April 1, 2016.

(2) These options vest over a three year period with: (i) 33,333 vesting on December 22, 2012, and (ii) 66,667 vesting each month over a 24 month period from December 23, 2012 through December 22, 2016.

(3) These options were fully vested on August 1, 2012.

(4) These options were fully vested on March 1, 2013.

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

(9) These options were fully vested on October 15, 2013.

(10) As a result of Mr. Buntzman’ s resignation pursuant to the December 2013 non-qualified stock option agreement between him and the Company which granted to him options to purchase up to 4,000,000 shares of common stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”)  options to purchase 1,500,000 shares of stock were automatically cancelled. These options covered the tranches of 500,000 shares each at an exercise price of $.40, $.60 and $.70, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $.40, $.60 and $.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’ s resignation.  Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not offer pension benefits, non-qualified contribution or other deferred compensation plans to its executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2013, information relating to the compensation of each director of the Company who served during the fiscal year and who was not a named executive officer. Compensation received or accrued by Terry B. Anderton, Dr. Joakim Lindblom and Arol Buntzman during their former tenures as executive officers are fully reflected in the tables above.

Director Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Les Anderton	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ivan Berkowitz, PhD	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard H. Davis	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dana M. Reed	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jude Blake (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Breukelman (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Blake resigned from Trunity's Board in January 2014.

(2) Mr. Breukelman resigned from Trunity's Board in April 2013.

Narrative to Director Compensation Table

We have not established standard compensation arrangements for our directors and  compensation payable to each individual for his/her service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended and other contributions by each of the directors on our behalf.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 11, 2014 regarding the beneficial ownership of our Common Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group.  To our knowledge, no other person beneficially owns more than 5% of our Common Stock.  At April 11, 2014, we had 47,051,224 shares of Common Stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares Owned		Percent of Class
Debra Anderton
4866 S. Viewmont St.	5,599,351	(1)	11.9%
Holladay, Utah 84117

Terry B. Anderton
51 Depot Road	6,291,108	(2)	13.1%
Portsmouth, New Hampshire 03081

PanAfrican Investment Co., LLC			10.1%
420 Lexington Ave, Suite 2650	5,000,000	(3)
New York, NY 10170

Executive Officers and Directors

Nicole Fernandez-McGovern, Interim CEO & CFO	544,566	(4)	1.1%

Dr. Cutler Cleveland	77,078	(5)	0.2%

Dr. Joakim Lindblom, EVP & CTO	2,356,262	(6)	4.8%

Les Anderton	2,863,334	(1)(7)	5.9%

Ivan Berkowitz, Director	-0-	(8)	0.0%

Richard H. Davis, Director	500,000		1.1%

Dana Reed, Director	-0-	(2)(8)(9)	0.0%

All Directors and Executive Officers as a group (7 persons)	6,341,240	(10)	12.5%

(1)
These shares are directly or indirectly owned by a trust whose sole trustee and beneficiary is Debra Anderton, wife of Les Anderton, our Director. Les Anderton disclaims beneficial ownership of these shares.

(2)
Includes shares held by trusts for Mr. Anderton’s children for which he is trustee, 462,663 shares underlying convertible debentures owned by Mr Anderton, and 626,930 shares subject to currently exercisable common stock options and warrants.

(3)	Includes 2,500,000 shares subject to currently exercisable warrants.
(4)	Includes 171,223 shares that are subject to currently exercisable stock options.
(5)	Includes 77,078 shares that are subject to currently exercisable stock options.
(6)	Includes 232,200 shares underlying convertible debentures owned by Mr. Lindblom and 1,607,062 shares subject to currently exercisable common stock options and warrants.
(7)	Includes 634,771 shares underlying convertible debentures owned by Mr. Anderton and 839,735 shares subject to currently exercisable common stock options and warrants.
(8)	Dana Reed is CEO of PanAfrican Investment Co., LLC.
(9)	Includes 866,971 shares underlying convertible debentures and 2,835,108 shares subject to currently exercisable common stock options and warrants.
(10)
In January 2014, Mr. Berkowitz was granted an option to purchase 250,000 shares of common stock at an exercise price of $.30 per share. These options vest one-third in one year and the balance monthly over two years.

Equity Compensation Plan Information

The Company has two plans under which stock options are currently outstanding or pursuant to which stock options may be granted, the 2009 Employee, Director and Consultant Stock Option Plan and the 2012 Employee, Director and Consultant Stock Option Plan. The terms of each plan are substantially the same.

Options granted under each plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options. In October 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (“the Plan”) and authorized an additional option pool of 7,500,000 shares. Under the terms of both plans stock options typically vest over a three year period and have a life of 10 years from the date granted. The Company has the right to accelerate the option vesting of certain employees who terminated their employment subsequent to issuance, but agree to work in a consulting capacity.

The following table provides information regarding the shares of Common Stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2013:

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2013	Options Outstanding at December 31, 2013	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2009 Plan	August 1, 2019	1,833,333	(972,518)	1,812,100	$0.35	21,233	(1)
2012 Plan	October 2, 2022	7,500,000	(2,096,141)	2,503,858	$0.39	4,996,142	(2)

(1) As of December 31, 2013, there were 145,000 shares outstanding that were issued out of the 2009 Stock Plan as non-qualified options.
(2) As of December 31, 2013, there were 400,000 outstanding that were issued out of the 2012 Stock Plan as non-qualified options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Credit Agreements – At December 31, 2013 and 2012, the notes payable to the founders consisted of short-term loans with the three founders.  Credit agreements exist with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent to remain in effect until December 31, 2014 subsequent to the initial expiration date.   The loans have no repayment terms but were repaid in the second quarter of 2013. As of December 31, 2013, Les Anderton had a shareholder loan of $252. As of December 31, 2012, Terry Anderton, Les Anderton, and Joakim Lindblom had shareholder loans that were comprised of the following balances:  $28,401, $10,066 and $15,510, respectively.

Transactions with Officers-The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial and Premier Financial Filings, companies that have provided contracted financial services to Trunity during 2013 and 2012.  In 2013, RCM Financial Inc., a financial consulting firm providing interim CFO services, and accounting and tax professional services was paid total fees of $42,630 by the Company; and Premier Financial Filings, a full service financial printer, was compensated $2,163.  In 2012, RCM Financial received $93,000 in total fees from the Company. Ms. Fernandez-McGovern’s services as CFO in a consulting capacity were paid through April 2013 as part of RCM Financial until she became the Company’s full-time CFO.

The Company’s Chief Education Officer Cutler Cleveland, prior to his full-time employment was a consultant for the company and currently authors on the platform. In his capacity as an author and consultant he received royalty payments based on his transaction sales for his book and a monthly consultant fee. In 2013 and 2012 he received $33,458 and $11,097, respectively. As a result of his full-time employment with Trunity the company has discontinued payment of his consulting fees on a go forward basis.

Reverse Merger with BTI IN 2012

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

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined that our independent directors are: Ivan Berkowitz, Richard Davis and Dana Reed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Cherry Bekaert, L.L.P. (“CB”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2013 and 2012, review of the quarterly financial statements for 2013 and 2012 and fees billed for other services rendered by CB in 2013 and 2012.

	2013	2012
Audit fees	$67,500	$68,500
Audit-related fees	$-0-	$-0-
Tax fees	$-0-	$-0-
All other fees	$-0-	$-0-
Total	$67,500	$68,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services such as regulatory filings that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 3.1	Certificate of Incorporation of Trunity Holdings, Inc. dated as of January 18, 2012 *

Exhibit 3.2	Bylaws of Trunity Holdings, Inc. *

Exhibit 3.3	Certificate of Ownership and Merger dated as of January 24, 2012, between Trunity Holdings, Inc. and Brain Tree International, Inc.**

Exhibit 4.1	Form of Series A 10% Unsecured Convertible Redeemable Debenture Due July 2014**

Exhibit 4.2	Form of Series B 10% Unsecured Convertible Redeemable Debenture Due August 2014**

Exhibit 10.1	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc. *

Exhibit 10.2	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc. *

Exhibit 10.3	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Trunity Holdings, Inc., Trunity, Inc. and Trunity Acquisition Corporation *

Exhibit 10.4	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan.**

Exhibit 10.5	Investment Project Contract dated as of March 20, 2013, among Trunity, InnSoluTech LLP and Educom Ltd.**

Exhibit 10.6	Share Purchase Agreement dated as of March 20, 2013, between Trunity and InnSoluTech LLP.**

Exhibit 10.7	License Agreement dated as of March 20, 2013, between Trunity and Educom Ltd.**

Exhibit 10.8	Form of Indemnification Agreement between Trunity and its Directors**

Exhibit 10.9	Subscription Agreement dated May 28, 2013 between the Company and Pan African Investment Company***

Exhibit 10.10	Investors Rights Agreement dated May 30, 2013 between the Company and Pan African Investment Company***

Exhibit 10.11	Voting Agreement dated May 30, 2013 between the Company and Pan African Investment Company***

Exhibit 10.12	Indemnification Agreement dated May 30, 2013 between the Company and Pan African Investment Company***

Exhibit 10.13	Memorandum of Understanding dated June 5, 2013 between the Company and Pan African Investment Company***

Exhibit 10.14	Non-Qualified Stock Option Agreement between the Company and Arol Buntzman dated December 23, 2013***

Exhibit 14	Code of Ethics**

Exhibit 21	Subsidiaries of the Company **

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL INSTANCE DOCUMENT ***

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA ***

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE ***

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE ***

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE ***

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE ***

* Filed with the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2012
** Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 16, 2013

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Dated: April 15, 2014	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Nicole Fernandez-McGovern	April 15, 2014
Nicole Fernandez-McGovern
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

/s/ Les Anderton	April 15, 2014
Les Anderton
Secretary, Treasurer and Director

/s/ Ivan Berkowitz	April 15, 2014
Ivan Berkowitz, PhD
Director

/s/ Richard H. Davis	April 15, 2014
Richard H. Davis
Director

/s/ Dana Reed	April 15, 2014
Dana Reed
Director