Form 10-Q
period 2014-03-31
Trunity Holdings, Inc.
filed 2014-05-20
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐  NO ☒

Class	Outstanding at May 16, 2014
Common Stock, $.0001 par value per share	49,514,103

DOCUMENTS INCORPORATED BY REFERENCE:   None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$163,108	$812,064
Accounts receivable	1,939	2,729
Prepaid expenses and other assets	50,043	41,636
Total current assets	215,090	856,429

Property and equipment
Fixtures and equipment	210,172	210,172
Less accumulated depreciation	(173,132)	(164,226)
Total property and equipment, net	37,040	45,946

Capitalized software development costs
Costs incurred	3,770,488	3,634,029
Less accumulated amortization	(3,045,476)	(2,917,866)
Total capitalized software development costs, net	725,012	716,163

Other assets
Debt issuance costs and other assets	22,937	32,022

TOTAL ASSETS	$1,000,079	$1,650,560

LIABILITIES
Current liabilities
Accounts payable	$545,421	$394,325
Accrued interest and other liabilities	218,379	279,465
Notes payable - related party	—	252
Debentures Series A and B, carrying value	1,038,433	991,501
Convertible note payable	100,000	—
Deferred revenue	298,849	315,850
Total current liabilities	2,201,082	1,981,393

Long-term liabilities
Deferred rent, long-term portion	4,401	2,515
Total long-term liabilities	4,401	2,515

Total liabilities	2,205,483	1,983,908

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.0001 par value - 50,000,000 shares authorized; 46,984,255 and 46,697,891 shares issued and outstanding, respectively	4,699	4,670
Additional paid-in capital	12,638,399	12,396,355
Other comprehensive loss	13,531	3,649
Accumulated deficit	(13,862,033)	(12,738,022)
Total stockholders’ deficit	(1,205,404)	(333,348)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$1,000,079	$1,650,560

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$60,426	$24,870
Cost of sales	48,669	12,367
Gross profit	11,757	12,503

Operating expenses:
Research and development	365,037	329,613
Selling, general and administrative	676,259	337,072
Total operating expenses	1,041,296	666,685

Loss from Operations	(1,029,539)	(654,182)

Other expense:
Interest expense	(94,472)	(119,264)

Net Loss	(1,124,011)	(773,446)

Other comprehensive gain, net of tax:
Foreign currency translation adjustments	9,882	3,530

Comprehensive loss	$(1,114,129)	$(769,916)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares - basic and diluted	46,724,406	36,459,426

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Gain	Earnings	(Deficit) Equity
Balance as of December 31, 2013	46,697,891	$4,670	$12,396,355	$3,649	$(12,738,022)	$(333,348)

Sale of common stock, net issuance costs	286,364	29	44,971			45,000

Warrants issued for services			20,752			20,752

Employee stock-based compensation			176,321			176,321

Foreign currency translation gain				9,882		9,882

Net loss					(1,124,011)	(1,124,011)

Balance as of March 31, 2014	46,984,255	$4,699	$12,638,399	$13,531	$(13,862,033)	$(1,205,404)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(1,124,011)	$(773,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,516	120,165
Stock compensation expense	176,321	97,004
Accretion for debt discounts and issuance costs	65,899	86,981
Shares issued as a conversion of payables	—	57,499
Shares issued in exchange for services	20,752	1,144
Changes in operating assets and liabilities:
Accounts receivable	790	(25,117)
Prepaid expenses and other assets	(8,407)	—
Accounts payable	151,099	64,234
Accrued interest and other liabilities	(61,086)	87,146
Deferred revenue	(17,001)	113,900
Deferred rent	1,884	(2,536)
Net Cash Used in Operating Activities	$(657,244)	$(173,026)

Cash Flows from Investing Activities:
Purchase of fixes assets	—	(4,860)
Payment of platform development costs	(136,460)	(107,147)
Net Cash Used in Investing Activities	$(136,460)	$(112,007)

Cash Flows from Financing Activities:
Proceeds from notes payable related parties	—	34,020
Repayments on notes payable related parties	(252)	(14,903)
Proceeds from issuance of convertible note payable	100,000	35,000
Sale of common stock, net of issuance costs	45,000	248,751
Net Cash Provided by Financing Activities	$144,748	$302,868

Net increase (decrease) in cash and cash equivalents	(648,956)	17,835
Cash and cash equivalents, beginning of period	812,064	13,724
Cash and cash equivalents, end of period	$163,108	$31,559

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9,603	$—

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”), filed with the Commission on April 15, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

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

On March 20, 2013 the Company executed a five year licensing agreement with the Ukraine Government’s Open World National Project to use the Trunity eLearning Platform in exchange for a license fee of $400,000. Upon signing, the initial payment of $100,000 was received and the remaining payment of $300,000 was received in April 2013. The impact of this transaction was a $400,000 payment that was reflected in the Company’s 2013 Annual Report on Form 10-K for the period ended December 31, 2013 as deferred revenue of $315,850 for the portion representing the remaining professional hours and license term on the agreement. As of March 31, 2014, the remaining deferred revenue for this transaction represented $298,850.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS – Continued

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

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses, negative working capital and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all, will be available to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Website Development –The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. During the three months ended March 31, 2014 and 2013, the Company incurred and capitalized $136,459 and $107,147, respectively, in platform development costs. Amortization for these costs recorded during the three months ended March 31, 2014 and 2013, was $127,610 and $110,385, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Revenue Recognition - The Company’s revenue model consists of Software as a Service (SaaS) licensing and hosting revenue, as well as revenues generated from consulting, revenue sharing with our authors, publishers and advertising. All SaaS revenue is recognized ratably over the contract period.

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

Common Stock Purchase Warrants - The Company accounts for common stock purchase warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for warrants is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

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

Recent Accounting Pronouncements - On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the FASB. The update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the statement of shareholders’ equity. The Company adopted the method of presentation using one consecutive financial statement.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In January 2013, the FASB issued another update to the guidance in ASC Topic 220. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance was effective for the Company beginning July 1, 2013, and the option did not have a material impact on the Company’s consolidated financial statements or disclosures.

In July 2012, the FASB issued an update to ASC Topic 350, Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired. The changes to Codification Topic 350 were effective for the Company beginning July 1, 2013, and the guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity eLearning Platform software development costs. Amortization is computed using the straight-line method over 3 years. We annually assess intangible and other long-lived assets for impairment. There was no impairment loss for the three months ended March 31, 2014 and 2013. Intangible assets were comprised of the following at March 31, 2014:

Trunity eLearning Platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	—

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	—

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(299,841)	27,259

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(346,037)	201,994

Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(149,062)	370,671

Internal costs capitalized for the three months ended March 31, 2014	3 years	136,460	(11,372)	$125,088
Carrying value as of March 31, 2014				$725,012

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INTANGIBLE ASSETS - Continued

Estimated future amortization expense is as follows for the following periods:

Remainder of 2014	$328,315
2015	283,717
2016	112,980
Total future amortization expense	$725,012

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Credit Agreements - The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% have no repayment term and have been amended with board consent until December 31, 2014 subsequent to the initial expiration date. As of March 31, 2014, Terry Anderton and Les Anderton have shareholder receivables/loans that are comprised of the following balances: $0 and $0, respectively.

Transactions with Officers—The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial and Premier Financial Filings, companies that have provided contracted financial services to Trunity. For the quarter ended March 31, 2014, RCM Financial Inc., a financial consulting firm, provided outside accounting and tax professional services that resulted in total fees of $7,015. Premier Financial Filings, a full service financial printer, was compensated $695.

The Company’s Chief Education Officer Cutler Cleveland currently authors on the platform. In his capacity as an author he received royalty payments based on his transaction sales for the books he authors of $8,588.

 NOTE 5 - CONVERTIBLE DEBT

July 2012 Convertible Debentures - In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($195,342 as of March 31, 2014). The July Notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT – Continued

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes. For the three months ended March 31, 2014 and 2013, respectively, the Company recorded amortization of the discount of $10,599 for both periods, respectively. As of March 31, 2014, the net carrying value of the July Notes totaled $181,211, net of unamortized discount of $14,131. For the three months ended March 31, 2014 and 2013, respectively, interest expense on the July Notes of $4,884 and $5,341, respectively, was recorded.

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

The Company allocated a portion of the fair value of the consideration totaling $52,869, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the July Notes. The remaining portion of the fair value of the transactions costs, totaling $36,126 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the Notes of $6,609 and $6,609, respectively was recorded for the three months ended March 31, 2014and 2013, respectively.

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

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the September Notes. For the three months ended March 31, 2014 and 2013, respectively, the Company recorded amortization of the discount for both periods of $31,750, respectively. As of March 31, 2014, the net carrying value of the September Notes totaled $239,295, net of unamortized discount of $24,107. For the three months ended March 31, 2014 and 2013 interest expense on the September Notes was recorded of $8,273 for both periods, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT - Continued

In connection with the issuance of the September Notes, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid in capital. Amortization of debt issuance costs on the September Notes of $2,476 was recorded for both periods for the three months ended March 31, 2014 and 2013, respectively.

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

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate –0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes. For the three months ended March 31, 2014 and 2013, the Company recorded amortization of the discount of $31,750 for both periods, respectively. As of March 31, 2014 the net carrying value of the October and November Notes totaled $552,955, net of unamortized discount of $182,587. For the three months ended March 31, 2014 and 2013 interest expense on the October and November Notes of $15,609 was recorded for both periods, respectively.

In connection with the issuance of the October and November Notes, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of March 31, 2014:

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
July Notes	$195,342	$(84,788)	$70,657	$181,210
September Notes	330,900	(115,712)	89,080	304,268
October and November Notes	159,000	(55,889)	20,524	123,635
November – Related Party Notes	465,372	(198,115)	162,063	429,320
Total	$1,150,614	$(454,504)	$342,317	$1,038,433

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Promissory Note - In March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above.  The Company incurred $5,000 of debt issuance costs representing commission paid to broker-dealers who assisted this transaction. The entire principal balance of this Note, together with all unpaid interest accrued thereon, shall be due and payable on September 24, 2014 (the “Maturity Date”).  Upon payment in full of all principal and interest payable hereunder, this Note shall be surrendered to the Company for cancellation. The principal amount of this Note may be converted in increments of $10,000 into common stock of the Company at a price of $.165 per share (the “Conversion Shares”).  Upon conversion, the Holder shall receive, in addition to certificates for the Conversion Shares, a five-year warrant to purchase at $.50 per share an amount of shares of common stock equal to 25% of the number of Conversion Shares.

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

	Issuance Date	December 31, 2012	March 30, 2013	May 22, 2013	June 19, 2013
Expected Volatility	51%	52.67%	40.55%	38.46%	25.09%
Expected Term	0.75 Years	0.6 Years	0.3 Years	0.16 Years	0.1 Years
Risk Free Interest Rate	0.20%	0.16%	0.07%	0.04%	0.05%
Dividend Rate	0%	0%	0%	0%	0%

The Company recorded an initial derivative liability of $32,622 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt. From the date of issuance to the date of conversion into 166,744 shares of common stock, the fair value of the derivative liability changed to $32,007 resulting in expense of $616 and a reclass to additional paid-in capital of $31,990 during the three months ended June 30, 2013, the period the transaction settled.

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

	Issuance Date	March 31, 2013	June 24, 2013
Expected Volatility	51%	49.82%	29.43%
Expected Term	0.75 Years	0.45 Years	0.16 Years
Risk Free Interest Rate	0.11%	0.11%	0.06%
Dividend Rate	0%	0%	0%

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DERIVATIVES – Continued

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

NOTE 7 - STOCK-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three year period and have a life of ten years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. As of March 31, 2014 there were 80,047 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of March 31, 2014, there were 2,308,226 shares available for awards under this plan.

During the three months ended March 31, 2014 and 2013, the Company issued to employees, directors or consultants 1,134,000 and 0 options, respectively, to acquire shares of common stock..

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The grant-date fair value of options is estimated using the Black Scholes option pricing model. The per share weighted average fair value of stock options granted during the period ended March 31, 2014 was $0.26 and was determined using the following assumptions: expected price volatility ranging between 48% to 50%, risk-free interest rate ranging from 1.50% to 1.75%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of March 31, 2014, there was approximately $390,113 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.28 years.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCK-BASED COMPENSATION - Continued

A summary of options issued, exercised and cancelled for the quarter ended March 31, 2014 are as follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2013	8,315,958	0.42	9.09	—
Granted	1,134,000	0.26	9.82	—
Exercised	—	—	—	—
Cancelled	(1,758,185)	0.55	—	—

Outstanding at March 31, 2014	7,691,773	0.37	8.82	—

Exercisable at March 31, 2014	5,470,227	$0.40	8.97	—

NOTE 8 - WARRANTS TO PURCHASE COMMON STOCK

During the quarter ended March 31, 2014 the Company issued, in connection with private placement offerings for the sale of common stock, warrants to purchase 9,898,836 shares of the Company’s common stock at an exercise price of $1.00. All warrants are still outstanding as of March 31, 2014 and expire at various dates through 2016. A summary of warrants issued, exercised and expired for the three months ended March 31, 2014 follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2013	10,486,066	1.25	2.15
Granted	502,900	0.80	4.07
Exercised	—	—	—
Expired	(17,900)	3.00	—

Outstanding at March 31, 2014	10,971,066	0.98	1.25

Exercisable at March 31, 2014	10,971,066	0.98	1.25

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDER’S EQUITY

During the quarter ended March 31, 2014, the Company raised gross proceeds of $45,000 through the sale of 286,364 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014 we borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above. The Company incurred $5,000 of debt and securities issuance costs representing commissions paid to broker-dealers who assisted these transactions.

NOTE 10 - SUBSEQUENT EVENTS

From April 1, 2014 to May 16, 2014, the Company raised gross proceeds of $417,025 through the sale of 2,529,848 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014 we borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above. The Company incurred $10,000 of securities and debt issuance costs representing commissions paid to broker-dealers who assisted these transactions along with 50,000 warrants.

In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserted whistleblower status and alleged that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint sought unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Substantial discovery was taken, including a deposition of Mr. Horn on March 25, 2013.

On June 13, 2013, the Court granted our Motion to Dismiss Terry Anderton, in his individual capacity, from the case. Therefore, Trunity remained the sole defendant in this matter.

Trial of the case was scheduled for the weeks of June 16 and June 23, 2014.

In May 2014, following successful mediation in April, the case was settled based on our agreement to pay $60,000 to Mr. Horn, with the parties exchanging mutual releases. The settlement payment was made by our insurance company, which has paid all costs of the litigation above our $50,000 deductible.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for an interim period may not give a true indication of results for future interim periods or the year. In the following discussion, all comparisons are with the corresponding items in the prior or year period.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three months ended March 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. ”Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 10-K dated December 31, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Trunity Holdings, Inc. (“Trunity,” “Company,” “we,” “us”, or “our”) is a Delaware corporation headquartered in Portsmouth, New Hampshire. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Portsmouth, New Hampshire, has pioneered a collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform – which provides an end-to-end solution for the rapidly growing eTextbook, eLearning and enterprise training market places.

As a result of the Platform’s innovative multi-tenant cloud-based architecture, Trunity has enabled transformational classroom learning, allowing content from multiple sources to be assembled by instructors into customized living digital textbooks and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or mobile device.

The Trunity eLearning Platform has four unique features:

1)
Modular Digital Content: It converts text and rich media content into discrete, coherent packages of information. This “modularization” enables every piece of content to be utilized in a customized fashion by an unlimited number of instructors and course developers.

2)
Real-Time Content Creation: Content on the Platform can be updated in real-time; a change made to a base version of a chapter, lesson, or assignment is instantly ”pushed” to all users. In addition to these attributes, the Platform is a cloud-based technology that is agnostic in regards to device and operating system.

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

Trunity has recently entered an agreement with the National Council of Science and the Environment (NCSE), a not-for-profit organization that engages scientists, educators, policy-makers, environmental managers, government agencies, conservationists and business leaders in programs that foster collaboration between diverse institutions and individuals creating and using environmental knowledge to make science useful to policies and decisions on critical environmental issues. Both Trunity and NCSE will be co-marketing the Trunity eLearning Platform to the over 2,500 authors currently accessing the Encyclopedia of the Earth. The Encyclopedia of Earth is an award-winning, open source collection of peer-reviewed content contributed by several thousand content experts made up of many of the world’s top scientists and educators.

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

We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and in the section of this quarterly report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results.”

Critical Accounting Policies and Estimates

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Our most critical accounting policies relate to revenue recognition, web development assets, derivative instruments, and share-based compensation. Since December 31, 2013, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Years ended March 31, 2014 and 2013

Net sales for the three months ended March 31, 2014 increased 143% to $60,426 compared to $24,870 for the three months ended 2014. Revenues in 2014 stemmed largely from increase in our vbook sales and continued recognition of revenue from the Ukraine Government’s Open World National Project Agreement. We believe that our revenue will increase during 2014 based upon revenue recognition from licensing revenue and increased revenue from our recently launched authoring program, from new and existing relationships, specific marketing initiatives and “word of mouth” from satisfied users of our platform; however, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses for the three months ended March 31, 2014 were $1,041,296, a 56.2% increase from total operating expenses of $666,685 reported for the prior year quarter. The increase was mainly attributed to selling, general and administrative (SG&A) expenses, which increased 100.6% to $676,259 from $337,072 on a comparable year-over-year basis. SG&A expenses included non-cash stock compensation expense of $176,321 as of March 31, 2014 which in the prior year period was $97,004 representing an 82% increase. This increase was due primarily to options issued to our former CEO, our consulting engagement with Wavesense and a newly appointed board member. We also had non-cash expense for warrants issued for services which totaled $20,752 versus shares issued for services in the prior year period of $57,499. In addition, as result of expanding our executive and sales, marketing and development teams with paid consultants in 2014 offset by the termination of several employees within the Company and investing in several marketing initiatives, including participation in industry conferences, travel to international market places to pursue business development opportunities, and the development of a new web site and marketing collateral materials SGA costs increased in these areas in comparison to the prior year period. Lastly, due to increased audit fees and additional legal expenses due primarily to work relations to the expansion of our business professional fees substantially increased for this quarter versus the prior year quarter.

For the quarter ended March 31, 2014, we continued to invest heavily in the ongoing development and enhancements to the Trunity eLearning Platform. Consequently, research and development costs remained relatively flat on a year-over-year basis, increasing a modest 10.7% to $365,037 from $329,613 for the quarter ended March 31, 2013.

As a result of increased SG&A and R&D expenses, the loss from operations for the three months ended March 31, 2014 increased 57% to $1,029,539 compared to a loss from operations of $654,182 reported for the three months ended March 31, 2013.

After including interest expense of $94,472 for the three months ended March 31, 2014, our net loss increased to $1,124,011 compared to a net loss of $773,446 for the three months ended March 31, 2013, which included interest expense of $119,264. The decrease in interest expense on a comparable year-over-year basis was attributable to certain of our convertible notes being settled in the first and second quarter of 2013 resulting in less subject to accrued interest for the current period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At March 31, 2014, we had negative working capital of $1,124,964 as compared to negative working capital of $1,168,531 at March 31, 2013. This negative working capital is due to the our operating losses and inability to raise sufficient capital of equity to cover accrued expenses and accounts payable in 2014.

Our current assets at March 31, 2014 and December 31, 2013 included cash and accounts receivable, net. Our current liabilities at March 31, 2014 and December 31, 2013 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $657,244 for the three months ended March 31, 2014, as compared to $173,026 for the three months ended March 31, 2013. Working capital changes provided cash of $167,279 in the current period as compared to $237,627 for the three months ended March 31, 2013 due to the receipt of cash from the Ukraine licensing contract in 2013 that was not received in the current period and equity private placement proceeds for both periods. In addition, net income was impacted by non-cash items increasing expenses of $399,489 in the current year as compared to $362,793 for the three months ended March 31, 2013. This increase was primarily due to additional stock compensation expense as a result of more issuances of options to employees and consultants offset by a decrease in accretion expense for debt discount and issuance costs due to certain convertible notes being settled in the first and second quarter of 2013.

Net cash used in investing activities was $136,459 for the three months ended March 31, 2014, as compared to net cash used of $112,007 for the three months ended March 31, 2013. This increase was a result of the investment being made for the new version of the platform set to be deployed for the fall of 2014.

Net cash provided by financing activities for the three months ended March 31, 2014 was approximately $144,748 as compared to $302,867 for the three months ended March 31, 2013. This decrease is due mainly to less proceeds being raised from the private sale of our securities and proceeds from notes payable due to related parties.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. We believe our working capital plus existing equity commitments are sufficient to fund our operations and permit us to satisfy our obligations as they become due for at least the next six months. We have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed after the next six months and there are no assurances that we will be able to secure such capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

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

Our Virtual Textbook solution has seen strong adoption since its initial launch in the Fall of 2012. The first Virtual Textbook authored on the Trunity eLearning Platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. Recently the first textbook sold over 700 copies for the winter semester and has now been adopted at 15 universities, three high schools and 20 courses, with approximately 50+ U.S. higher education institutions considering it for adoption for the Fall 2014/ 2015 school year. Following in these footsteps, several new textbooks are being authored entirely on our platform and as a result are nearing completion. In addition our first authored textbook geared specifically towards professional trade certifications is completed and is expected to be deployed for the fall of 2014.

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

In the beginning of 2014 we announced that we signed a Memorandum of Understanding with global education leader Houghton Mifflin Harcourt (“HMH”) to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. Among the world’s largest providers of pre-K-12 education solutions and longest-established publishing houses, HMH combines cutting-edge research, editorial excellence and technological innovation to improve teaching and learning environments and solve complex literacy and education challenges. HMH’s interactive, results-driven education solutions are utilized by more than 50 million students in over 150 countries, and its renowned and awarded novels, non-fiction, children’s books and reference works are enjoyed by readers throughout the world.

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

Both companies teamed up to showcase HMH’s premium learning content through the Trunity eLearning Platform, co-exhibiting at the recent BETT 2014 conference held in London in January 2014 and are planning on continuing to showcase at more events throughout 2014.

Under development for over a year, we have released version 2.0 of the Trunity eLearning Platform. This release constitutes the largest single release to date and provides us with a next-generation technology foundation with powerful new programming and scalability features we believe that will serve us well for years to come. Key components include a next-generation content engine based on highly flexible and scalable NoSQL database technology, as well as a robust new Java-based Application Programming Interface (API). New functionality included in this release includes an easily customizable publishing workflow, extensible standards tagging framework (includes Common Core alignment), automatic reading level tagging, and self-assessment, among other new features.

The latest release has allowed us to augment our platform with meta-tagging capabilities that allows content to be categorized and aligned to various educational standards such as Common Core. This allows authors, curriculum developers and teachers to find and pull together (via Trunity’s LiveCross™ Publishing technology) different content modules to create textbooks and courses customized for specific curriculum standards and differentiated student learning needs. In particular, the Common Core framework built around the concept of modularized content – adopted by 46 out of 50 states for their K-12 curriculum – has presented unique challenges that traditional textbook publishers have been ill-equipped to address with their monolithic textbook publishing model. As federal funding is often tied to the adoption of these standards and corresponding learning outcomes, we believe that we are well positioned with both the school districts and traditional publishers that have adopted the Common Core standards.

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

With the advent of tablet computing, the entire industry is undergoing a massive market swing to electronic publishing. Even so, many of the dominant publishers still follow a traditional approach to authoring, editorial reviewing, production and distribution of content, delivering e-textbooks that are essentially only flat, electronic versions of the physical textbook. This conservative “status quo” approach does little to reduce costs and time-to-market, and doesn’t take advantage of powerful capabilities that the new technology medium is able to offer, presenting a major market opportunity for our faster, less expensive, better integrated and much more powerful and dynamic solution.

Our entire model with its modular, customizable content that is easily created and updated. In addition to disrupting the traditional publishing and distribution model (e.g. by crowdsourcing and peer-reviewing educational content from subject matter experts and allowing educators to create from this content custom virtual textbooks complete with learning management and collaboration functionality), our “publishing market place” approach also provides traditional publishers a neutral “publisher agnostic” channel to sell content into schools, whereby they can take advantage of the powerful functionality provided by the our Platform. Based on increasing demand by customers for functionality (e.g. mixing and matching content from different publishers into customized curriculum, etc.) that most current publishers are unable to meet, we believe this will be an increasingly attractive option for publishers as well as a significant added market opportunity for us.

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

Based on their evaluation as of the end of the period covered by this by this quarterly report, our interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of March 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first, -quarter of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserted whistleblower status and alleged that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint sought unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Substantial discovery was taken, including a deposition of Mr. Horn on March 25, 2013.

On June 13, 2013, the Court granted our Motion to Dismiss Terry Anderton, in his individual capacity, from the case. Therefore, Trunity remained the sole defendant in this matter.

Trial of the case was scheduled for the weeks of June 16 and June 23, 2014.

In May 2014, following successful mediation in April, the case was settled based on our agreement to pay $60,000 to Mr. Horn, with the parties exchanging mutual releases. The settlement payment was made by our insurance company, which has paid all costs of the litigation above our $50,000 deductible.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company raised gross proceeds of $45,000 through the sale of 286,364 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014 we borrowed $100,000 from an accredited investor pursuant to a six month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant coverage as for the shares privately sold as set forth above. The Company incurred $5,000 of debt and securities issuance costs representing commissions paid to broker-dealers who assisted these transactions. The net proceeds of this offering were used for working capital.

From April 1, 2014 to May 16, 2014, the Company raised gross proceeds of $417,025 through the sale of 2,529,848 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. The Company incurred $10,000 of securities and debt issuance costs representing commissions paid to broker-dealers who assisted these transactions along with 50,000 warrants. The net proceeds are being used for working capital purposes.

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

TRUNITY HOLDINGS, INC.

Date: May 20, 2014	By:	/s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **