Form 10-Q
period 2014-06-30
Trunity Holdings, Inc.
filed 2014-08-19
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 19, 2014
Common Stock, $.0001 par value per share	50,722,221

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I —  FINANCIAL INFORMATION
Item 1. Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$49,386	$812,064
Accounts receivable	1,640	2,729
Prepaid expenses and other assets	34,200	41,636
Total current assets	85,226	856,429

Property and equipment
Fixtures and equipment	210,172	210,172
Less accumulated depreciation	(179,533)	(164,226)
Total property and equipment	30,639	45,946

Capitalized software development costs
Costs incurred	3,962,747	3,634,029
Less accumulated amortization	(3,189,108)	(2,917,866)
Total capitalized software development costs	773,639	716,163

Other assets
Debt issuance costs and other assets	13,853	32,022

TOTAL ASSETS	$903,357	$1,650,560

LIABILITIES
Current liabilities
Accounts payable	$637,704	$394,325
Accrued interest and other liabilities	276,987	279,465
Notes payable - related party	—	252
Debentures Series A and B, carrying value	1,097,248	991,501
Convertible note payable	100,000	—
Deferred revenue	281,850	315,850
Total current liabilities	2,393,789	1,981,393

Long-term liabilities
Deferred rent, long-term portion	6,288	2,515
Total long-term liabilities	6,288	2,515

Total liabilities	2,400,077	1,983,908

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value - 200,000,000 shares authorized; 50,722,221 and 46,697,891 shares issued and outstanding, respectively	5,072	4,670
Additional paid-in capital	13,231,799	12,396,355
Other comprehensive loss	11,530	3,649
Accumulated deficit	(14,745,121)	(12,738,022)
Total stockholders’ Deficit	(1,496,720)	(333,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$903,357	$1,650,560

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$24,894	$59,631	$85,320	$84,501
Cost of sales	19,801	4,621	68,933	16,988
Gross profit	5,093	55,010	16,387	67,513

Operating expenses:
Research and development	410,208	483,426	902,094	837,263
Selling, general and administrative	380,761	321,643	929,707	634,491
Total operating expenses	790,969	805,069	1,831,801	1,471,754

Loss from operations	(785,876)	(750,059)	(1,815,414)	(1,404,241)

Other expenses:
Interest expense	(97,213)	(86,045)	(191,685)	(205,309)
Total other expenses	(97,213)	(86,045)	(191,685)	(205,309)

Net loss	(883,089)	(836,104)	(2,007,099)	(1,609,550)

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(2,001)	3,251	7,881	6,782

Comprehensive loss	$(885,090)	$(832,853)	$(1,999,218)	$(1,602,768)

Net loss per share - Basic and Diluted	(0.02)	(0.02)	(0.04)	(0.04)

Weighted average number of common shares - Basic and Diluted:	49,108,919	41,407,912	47,915,460	38,930,152

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Gain	Earnings	Equity
Balance as of December 31, 2013	46,697,891	$4,670	$12,396,355	$3,649	$(12,738,022)	$(333,348)

Sale of common stock, net issuance costs	4,024,330	402	555,798	—	—	556,200

Warrants issued for services	—	—	20,752	—	—	20,752

Employee stock-based compensation	—	—	258,894	—	—	258,894

Foreign currency translation gain	—	—	—	7,881	—	7,881

Net loss	—	—	—	—	(2,007,099)	(2,007,099)

Balance as of June 30, 2014	50,722,221	$5,072	$13,231,799	$11,530	$(14,745,121)	$(1,496,720)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(2,007,099)	$(1,609,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,549	253,053
Stock compensation expense	258,894	193,330
Accretion for debt discounts and issuance costs	131,796	137,499
Shares issued as a conversion of payables	—	57,500
Warrants issued in exchange for services	20,752	31,144
Changes in operating assets and liabilities:
Accounts receivable	1,089	(25,087)
Prepaid expenses and other assets	7,436	—
Accounts payable	243,382	(259,576)
Accrued interest and other liabilities	(2,479)	4,202
Deferred revenue	(34,000)	358,517
Deferred rent	3,773	(5,071)
Net Cash Used in Operating Activities	(1,089,907)	(864,039)

Cash Flows from Investing Activities:
Purchase of fixed assets	—	(20,607)
Payment of platform development costs	(328,719)	(263,798)
Net Cash Used in Investing Activities	(328,719)	(284,405)

Cash Flows from Financing Activities:
Proceeds from notes payable related parties	—	96,416
Repayments on notes payable related parties	(252)	(158,303)
Proceeds from issuance of convertible note payable	100,000	—
Conversion of convertible note to equity	—	(53,061)
Proceeds from exercise of common stock options	—	—
Sale of common stock, net of issuance costs	556,200	3,605,106
Net Cash Provided by Financing Activities	655,948	3,490,158

Net (decrease) increase in cash and cash equivalents	(762,678)	2,341,714
Cash and cash equivalents, beginning of period	812,064	13,724
Cash and cash equivalents, end of period	$49,386	$2,355,438

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9,603	$40,002

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

The accompanying  consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of June 30, 2014 and December 31, 2013  and for the three and six months ended June 30, 2014 and 2013. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The Company is a Delaware corporation headquartered in Portsmouth, New Hampshire. The Company was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders to develop a cloud-based knowledge-sharing platform that focuses on e-learning, virtual textbooks, customer experience and the education marketplace. It has developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing e-textbook, e-learning, enterprise training, and education marketplaces. As a result of the platform’s innovative multi-tenant cloud-based architecture, Trunity enables a unique integration of academic content with learning management systems. All content powered by Trunity is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the Trunity eLearning Platform.

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

On March 20, 2013, the Company executed a five-year licensing agreement with the Ukraine Government’s Open World National Project to use the Trunity eLearning Platform in exchange for a license fee of $400,000. Upon signing, the initial payment of $100,000 was received and the remaining payment of $300,000 was received in April 2013. The impact of this transaction was a $400,000 payment that was reflected in the Company’s 2013 Annual Report on Form 10-K for the period ended December 31, 2013 as deferred revenue of $315,850 for the portion representing the remaining professional hours and license term on the agreement. As of June 30, 2014, the remaining deferred revenue for this transaction represented $281,850.

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

On January 21, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with Houghton Mifflin Harcourt (NASDAQ:HMHC) (HMH), a global education leader to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. The MOU was followed by a non-exclusive license and distribution agreement executed on July 21, 2014.

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

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all. In addition, as discussed in Note 11, the Company has defaulted on rental agreements and debt obligations subsequent to June 30, 2014.  Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Website Development –The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. For the three months and six months ended June 30, 2014, the Company incurred and capitalized $192,260 and $328,719, respectively, in platform development costs as compared to the three and six months ended June 30, 2013, of $107,147 and $263,798, respectively. Amortization for these costs recorded during the three and six months ended June 30, 2014 was $143,632 and $271,242, respectively. In the comparable prior periods as of June 30, 2013, amortization expense was $123,440 and $233,825, respectively.

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

Reclassifications-Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

Recent Accounting Pronouncements- In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company does not believe the adoption of this new accounting standard will impact the consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adopting this new accounting standard to its consolidated financial statements.

In April 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is in the process of evaluating the impact, if any, of adopting this new accounting standard on its consolidated financial statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity eLearning Platform software development costs. Amortization is computed using the straight-line method over three years. We annually assess intangible and other long-lived assets for impairment.  There was no impairment loss for the three months ended June 30, 2014 and 2013. Intangible assets were comprised of the following at June 30, 2014:

Trunity eLearning Platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	—

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	—

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(327,100)	—

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(391,706)	156,325

Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(192,373)	327,360

Internal costs capitalized for the six months ended June 30, 2014	3 years	328,718	(38,764)	$289,954
Carrying value as of June 30, 2014				$773,639

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INTANGIBLE ASSETS - Continued

Estimated future amortization expense is as follows for the following periods:

Remainder of 2014	$232,746
2015	347,804
2016	177,067
2017	16,022
Total future amortization expense	$773,639

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton and Joakim Lindblom have a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Credit Agreements - The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent until December 31, 2014 subsequent to the initial expiration date.  As of June 30, 2014, Terry Anderton and Les Anderton have shareholder receivables/loans that are comprised of the following balances: $0 and $0, respectively.

Transactions with Officers -The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial and Premier Financial Filings, companies that have provided contracted financial services to Trunity.  For the six months ended June 30, 2014, RCM Financial Inc., a financial consulting firm, provided outside accounting and tax professional services that resulted in accrued fees of $9,257. Premier Financial Filings, a full service financial printer, was paid $441 and accrued $6,568 in fees related to services for the six months ended June 30, 2014.

The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern has also invested in the company’s recent equity private placement by investing $24,000 resulting in 153,110 shares and 40,298 warrants at $0.50.

The Company’s Chief Education Officer Cutler Cleveland currently authors on the platform. In his capacity as an author, he has accrued  royalties for the six months ended June 30, 2014 based on sale transactions for the books he authors of $9,485.

NOTE 5 - CONVERTIBLE DEBT

July 2012 Convertible Debentures - In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($197,344 as of June 30, 2014.   The July Notes mature in July 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”).  The number of Units issuable upon conversion of the July Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT – Continued

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate - 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes.  For the three and six months ended June 30, 2014 and 2013, the Company recorded amortization of the discount of $10,599 and $21,197, respectively. As of June 30, 2014, the net carrying value of the July Notes totaled $ 193,811, net of unamortized discount of $3,533.  For the three and six months ended June 30, 2014, interest expense on the July Notes of $4,934 and $9,817, respectively, was recorded. For the three and six months ended June 30, 2013, interest expense on the July Notes of $5,341 and $10,601, respectively, was recorded.

In connection with the issuance of the July Notes, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares of common stock over a two-year period at an exercise price of 0.40 Canadian Dollars.  The Company estimated the fair value of the warrants using a Black Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate – 0.22%, dividend rate – 0.00%.

The Company allocated a portion of the fair value of the consideration totaling $52,869 to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the July Notes.  The remaining portion of the fair value of the transactions costs, totaling $36,126, was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital.  Amortization of debt issuance costs on the July Notes of $6,609 and $13,217, respectively, was recorded for the three and six months ended June 30, 2014 and 2013.

August and September 2012 Convertible Debentures - In August and September 2012, the Company issued convertible debentures (“August and September Notes”) with an aggregate face value of $330,900.  The August and September Notes mature in August and September 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of units issuable upon conversion of the August and September Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the August and September Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the August and September Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the August and September Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which is being amortized into interest expense through the maturity dates of the August and September Notes.  For the three and six months ended June 30, 2014, the Company recorded amortization of the discount of $19,785 and $39,570, respectively.  For the three and six months ended June 30, 2013, the Company recorded amortization of the discount of $14,464 and $28,928, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT - Continued

As of June 30, 2014, the net carrying value of the August and September Notes totaled $321,257, net of unamortized discount of $9,643.  For the three and six months ended June 30, 2014 and 2013, interest expense on the August and September Notes of $8,273 and $16,545, respectively, was recorded.

In connection with the issuance of the August and September Notes, the Company paid cash transactions fees to brokers totaling $30,456.  The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the August and September Notes.  The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital.  Amortization of debt issuance costs on the August and September Notes of $6,609 and $19,827, respectively, was recorded for the three and six months ended June 30, 2014 and 2013.

October and November 2012 Convertible Debentures - In October and November 2012, the Company issued convertible debentures (“October and November Notes”) with an aggregate face value of $624,372 of which $565,372 represented a conversion of notes payable-related parties to the Founders.  In 2013, the two of the founders sold a portion of their debenture totaling $141,800 of their aggregate face to third parties. The October and November Notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”).  The number of Units issuable upon conversion of the October and November Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the October and November Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the October and November Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the October and November Notes and, for the warrant contained in one Unit, using a Black Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate –0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes.  For the three and six months ended June 30, 2014 and 2013, the Company recorded amortization of the discount of $31,750 and $63,500, respectively.  As of June 30, 2014, the net carrying value of the October and November Notes totaled $582,180, net of unamortized discount of $42,192.  For the three and six months ended June 30, 2014 and 2013, interest expense on the October and November Notes of $15,609 and $31,219, respectively, was recorded. In connection with the issuance of the October and November Notes, the Company paid no cash transactions fees to brokers.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBT - Continued

The following is a summary of convertible debentures outstanding as of June 30, 2014:

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
July Notes	$197,344	$(84,788)	$81,255	$193,811
August and September Notes	330,900	(115,712)	106,069	321,257
October and November Notes	624,372	(254,004)	211,812	582,180
Total	$1,152,616	$(454,504)	$399,136	$1,097,424

See “Note 11- Subsequent Events” for current status of Debentures.

Convertible Promissory Note - In March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note (the “Note”) bearing interest at 10% per year. The Note is convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above.  The Company incurred $5,000 of debt issuance costs representing commission paid to broker-dealers who assisted this transaction. The entire principal balance of this Note, together with all unpaid interest accrued thereon, shall be due and payable on September 24, 2014 (the “Maturity Date”).  Upon payment in full of all principal and interest payable hereunder, this Note shall be surrendered to the Company for cancellation. The principal amount of this Note may be converted in increments of $10,000 into common stock of the Company at a price of $.165 per share (the “Conversion Shares”).  Upon conversion, the Holder shall receive, in addition to certificates for the Conversion Shares, a five-year warrant to purchase at $.50 per share an amount of shares of common stock equal to 25% of the number of Conversion Shares. For the three and six months ended June 30, 2014, interest expense on the Note of $2,500 and $2,694, respectively, was recorded.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - DERIVATIVES - Continued

The Company recorded an initial derivative liability of $32,622 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt.  From the date of issuance to the date of conversion into 166,744 shares of common stock, the fair value of the derivative liability changed to $32,007, resulting in expense of $616 and a reclassification to additional paid-in capital of $31,990 during the three months ended June 30, 2013, the period the transaction settled.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCK-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split, resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three-year period and have a life of ten years from the date granted.  In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options.  As of June 30, 2014 there were 220,287 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three year period and have a life of ten years from the date granted.  As of June 30, 2014, there were 4,399,743 shares available for awards under this plan.

During the six months ended June 30, 2014 and 2013, the Company granted 1,264,000 and 600,000 options, respectively, to acquire shares of common stock to employees, directors or consultants.

On February 12, 2014, Arol Buntzman resigned from his positions as Chairman, Director and Chief Executive Officer (CEO) of the Company.  The Company’s Board of Directors has commenced a search for a permanent CEO and has appointed Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, as interim CEO to serve until a permanent CEO is hired.

As a result of Mr. Buntzman’s resignation pursuant to the December 2013 non-qualified stock option agreement between him and the Company, which granted to him options to purchase up to 4,000,000 shares of common stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”), options to purchase 1,500,000 shares of stock were automatically cancelled. These options covered the tranches of 500,000 shares each at an exercise price of $0.40, $0.60 and $0.70, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $0.40, $0.60 and $0.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’ s resignation.  Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party

The grant-date fair value of options is estimated using the Black Scholes option pricing model.   The per share weighted average fair value of stock options granted during the period ended June 30, 2014 was $0.15, $0.23 and $0.30 and was determined using the following assumptions:  expected price volatility ranging between 46.7% to 50.3%, risk-free interest rate ranging from 1.38% to 2.23%, zero expected dividend yield, and six to ten years expected life of options.   The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding.   The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of June 30, 2014, there was approximately $286,039 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans.  This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.04 years.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCK-BASED COMPENSATION - Continued

A summary of options issued, exercised and cancelled for the six months ended June 30, 2014 are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2013	8,315,958	$0.42	9.09	—
Granted	1,264,000	0.26	9.61	—
Exercised	—	—	—	—
Cancelled	(2,359,233)	0.50	—	—

Outstanding at June 30, 2014	7,220,725	$0.36	8.60	—

Exercisable at June 30, 2014	5,750,346	$0.39	8.79	—

NOTE 8 - WARRANTS TO PURCHASE COMMON STOCK

During the quarter ended June 30, 2014, the Company issued, in connection with private placement offerings for the sale of common stock, warrants to purchase 1,596,361 shares of the Company’s common stock at an exercise price of $0.50 and $0.90. All warrants are still outstanding as of June 30, 2014 and expire at various dates through 2019. A summary of warrants issued, exercised and expired for the six months ended June 30, 2014 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2013	10,486,066	$0.98	0.83
Granted	1,596,361	0.60	4.73
Exercised	—	—	—
Expired	(17,900)	3.00	—

Outstanding at June 30 2014	12,064,527	$0.93	1.37

Exercisable at June 30, 2014	12,064,527	$0.93	1.37

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDER’S EQUITY

During the six months ended June 30, 2014, the Company raised gross proceeds of $661,025 through the sale of 4,022,991 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share.  Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above.  The Company incurred $25,451 of securities and debt issuance costs representing commissions paid to broker-dealers who assisted these transactions along with 127,256 warrants.

NOTE 10 – LEGAL PROCEEDINGS

In February 2012, Trunity and the Company’s former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserted whistleblower status and alleged that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint sought unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, the Company responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Substantial discovery was taken.

On June 13, 2013, the Court granted the Company Motion to Dismiss Terry Anderton, in his individual capacity, from the case. Therefore, Trunity remained the sole defendant in this matter.

Trial of the case was scheduled for the weeks of June 16 and June 23, 2014.

On April 14, 2014, the parties mediated the case and settlement terms reached.  On May 8, 2014, following mediation, Mr. Horn signed a Confidential Settlement Agreement and General Release, which became effective on the eighth day following his signature.  The case was settled based on Trunity’s agreement to pay $60,000 to Mr. Horn, less applicable withholding and taxes, as well as confidentiality provisions, non-disparagement,  and the parties exchanging mutual releases.  The settlement payment was made by the insurance company, which has paid all costs of the litigation above the $50,000 deductible.  The parties filed Docket Markings bringing the case to conclusion.

NOTE 11 - SUBSEQUENT EVENTS

In July and August 2014, the Company borrowed from accredited investors and related parties $192,500, pursuant to six-month convertible promissory notes bearing interest at 14% per year. The notes are convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth in Note 9 above.  The Company incurred no commission costs in connection with these transactions.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS Continued

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

On August 11, 2014, the landlord declared the Company in default based on its failure to pay rent and other charges due since July 2014. The Company is attempting to negotiate a settlement of the lease with the landlord and is in the process of moving its office to smaller, less expensive premises in the neighboring area.

The Company has defaulted on its obligation to pay the July Notes in July 2014 and on its obligation to pay $200,000 principal of the August and September Notes due in August 2014. The Company is in negotiations with the Note holders in an effort to restructure these debt obligations.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three and six months ended June 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. “Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 10-K dated December 31, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Trunity Knowledge Exchange can deliver quality content from various sources, including traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners. The Trunity eLearning Platform currently hosts a growing community of textbook authors and instructors in higher education and K-12, who use the Platform to deliver their classes and content.

Subsequent to June 30, 2014, we announced plans to unveil our next generation architecture for the Trunity eLearning Platform.  Generation 3.0 technology weds a new mobile app with a major enhancement of our content creation and courseware technology to bring to market a suite of leading edge experiences for teachers, students, authors and publishers.  Generation 3.0 combines a high performance object-oriented database, a powerful API, full mobile functionality, an engaging user interface and deep social collaboration.  We recently released our new mobile app, branded Trunity Mobile, available as a free download to current Trunity student and educator users from and via Trunity’s web site www.trunity.com.  In September 2014, we will be making the Trunity app available on the Apple App Store and Google Play store for both iOS and Android mobile devices.

Trunity expects to release Version 3.0 of the Trunity eLearning Platform for general availability in the fall of 2014.  Version 3.0 is designed to realize Trunity’s vision for an eLearning platform with no rivals: a single, web-based platform that seamlessly integrates content creation, digital textbooks and courseware. Version 3.0 will enable student-to-student, teacher-to-student, and group-to-group sharing of messages, notes, annotations, content and bookmarks in real time, all within a single virtual classroom.  As with previous generations, authors and instructors will be able to create their own content, upload content from publishers and from open source collections, such as YouTube and the Encyclopedia of Earth, and to selectively organize that content for use in multiple classrooms and/or textbooks.

We have customers both domestically and internationally, as we have won a significant national project in Ukraine. In addition, we host various collections, such as the aforementioned Encyclopedia of Earth, an award-winning, open source collection of peer-reviewed content contributed by several thousand content experts made up of many of the world’s top scientists and educators; and Climate Adaptation and Mitigation E-Learning (CAMEL), an open source educational project funded by the National Science Foundation, which also serves as core content contributors to the Trunity Knowledge Exchange. We believe that our cloud-based platform, which tightly integrates expert validated learning content with learning management, has the capability to disrupt the traditional education market place.

Content modularization capabilities allow our products to be mixed and matched and purchased in whole or in part. Our core products are in production and operational, and are currently in use by a growing number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability at any time in the foreseeable future, if ever.

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

Results of Operations

Three and six months ended June 30, 2014 and 2013

Revenue

For the three months ended June 30, 204, net sales declined 58% to $24,894, compared to $59,631 reported for the same three months in 2013.  Net sales for the six months ended June 30, 2014 totaled $85,320, which was relatively flat when compared to net sales of $84,501 for the first half of the prior year.  Revenues for the current three- and six-month reporting periods stemmed largely from sales of digital textbooks authored and/or published on the Trunity eLearning Platform that have been purchased by end users from the Trunity Knowledge Exchange, as well as, to a lesser degree, licensing agreements for the Platform and advertising offset by a decline in deferred revenue recognition in the prior year due to the Ukraine Licensing Project being delayed due to the country’s political instability.

We believe that our revenue will significantly increase during the second half of 2014 due to a number of new digital textbooks being authored and/or published on the Platform and made available to students, teachers and school systems for the 2014-2015 school year. These expected sales are being enabled by investments we have made year-to-date in globally marketing the digital textbooks and courseware authored and/or published on our Platform for the 2014-2015 school year.  Included in the new content now being actively marketed and offered on the Platform is Trunity’s new MindBenders Educational Learning Series, a 25-episode video learning series developed by Trunity in collaboration with a world recognized educational expert, author, television host and stage edutainment performer and co-hosted by a team of reality-based science television celebrities.

Operating Expenses

Total operating expenses for the three months ended June 30, 2014 were $790,969, a 2% decrease from total operating expenses of $805,069 for the three months ended June 30, 2013.  Costs related to research and development (“R&D”) declined 15% to $410,208 for the second quarter of 2014 from $483,426 for the same quarter in the prior year. Selling, general and administrative (“SG&A”) costs rose 18% to $380,761 from $321,643 on a comparable year-over-year basis.  SG&A expenses for the three months ended June 30, 2014 included non-cash stock compensation of $176,321, which compared to $96,326 in non-cash stock compensation for the same three months in 2013.  This 83% increase was primarily due to an increase in the number of options issued to former CEO, employees, directors and consultants issued in the prior period.

During the first six month of 2014, total operating expenses were $1,831,801, up 24% from $1,471,754 for the first half of 2013.  R&D costs increased 8% on a comparable year-over-year basis, rising to $902,094 from $837,263, respectively due to the upgrade of the platform to version 3.0, which we plan to introduce to market for the 2014-2015 school year. SG&A expenses for the six months ended June 30, 2014 totaled $929,707, representing a 47% increase over SG&A expenses of $634,491 for the six months ended June 30, 2013.  This increase was partly attributable to non-cash stock compensation of $258,893 booked for the first half of 2014, which compared to $193,330 in non-cash stock compensation for the first six months of 2013.  This 34% increase was primarily due to an increase in the number of options issued to executives, directors and consultants during the six month period, depreciation and amortization expense, increased 11% to $280,147 in the first half of 2014 from $253,053 for the first half of 2013.

The increase in SG&A expenses over the 2013 levels also resulted from expansion of our executive and sales, marketing and development teams with paid consultants in the first six months of 2014 partially offset by the termination of several employees, as well as our investment in several marketing initiatives, including participation in industry conferences, travel to international market places to pursue business development opportunities, and the development of a new web site and marketing collateral materials.

Loss from Operations

As a result of increased SG&A offset by the decline in research and development expenses, the loss from operations for the three months ended June 30, 2014 increased 5% to $785,876 compared to a loss from operations of $750,059 reported for the three months ended June 30, 2013.  The loss from operations for the six month period in 2014 was impacted by the increase in expenses for both R&D and SG&A, resulting in a higher loss from operations which totaled $1,815,414 when compared to $1,404,241 in the prior year.

Net Loss

After including interest expense of $97,213 for the three months ended June 30, 2014, our net loss increased to $883,089 compared to a net loss of $836,104 for the three months ended June 30, 2013, which included interest expense of $86,045.  For the six month reporting period, net loss increased 25% to $2,007,099 after including interest expense of $191,685, when compared to $1,609,550 for the same six months in 2013 and included interest expense of $205,309.

The decrease in interest expense on a comparable year-over-year basis was attributable to certain of our convertible notes being subject to accrued interest in the current period offset by certain of our convertible notes being settled in the same three months in 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At June 30 2014, we had negative working capital of $2,308,563 as compared to negative working capital of $1,488,479 at June 30, 2013. This negative working capital is due to the operating losses and inability to raise sufficient equity capital to cover accrued expenses and accounts payable in 2014.

Our current assets at June 30, 2014 and December 31, 2013 included cash and accounts receivable, net. Our current liabilities at June 30, 2014 and December 31, 2013 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $1,096,309 for the six months ended June 30, 2014, as compared to $864,039 for the six months ended June 30, 2013. Working capital changes consumed cash of $219,201 in the current period as compared to prior period  of $72,984 for the six months ended June 30, 2013 due to the receipt of cash from the Ukraine licensing contract in 2013 that was not received in the current period and equity private placement proceeds for both periods. In addition, net income was impacted by non-cash items increasing expenses of $691,589 in the current year as compared to $672,526 for the six months ended June 30, 2013. This increase was primarily due to accounting for higher depreciation and amortization costs, as well as additional stock compensation expense as a result of more issuances of options to employees, directors and consultants offset by a decrease in accretion expense for debt discount and issuance costs due to certain convertible notes being settled in the first and second quarter of 2013.

Net cash used in investing activities was $322,317 for the six months ended June 30, 2014, as compared to net cash used of $284,405 for the six months ended June 30, 2013. This increase was a result of the investment being made for the new version of the platform set to be deployed for the fall of 2014.

Net cash provided by financing activities for the six months ended June 30, 2014 was $655,948 as compared to $3,490,159 for the six months ended June 30, 2013. This decrease is due mainly to less proceeds being raised from the private sale of our securities and proceeds from notes payable due to related parties.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. We believe our working capital plus existing equity commitments are sufficient to fund our operations and permit us to satisfy our obligations as they become due for only the next three months. We have continued to expand our business and our expenses are increasing despite our focused cost-control efforts. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed after the next three months and there are no assurances that we will be able to secure such capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

Plan of Operation

We have developed a collaborative knowledge management, publishing and education delivery platform which provides an end-to-end solution for the rapidly growing digital content books, e-learning, enterprise training and education marketplaces. The platform’s innovative multi-tenant cloud-based architecture enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized living textbooks and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or smart mobile device. All content powered seamlessly integrates  learning management, social collaboration, standards and measurement tagging, real-time updates and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the platform. Content modularization capabilities allow products to be mixed and matched and purchased in whole or in part.

The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners. We have customers both domestically and internationally, as we have won a significant national project in Ukraine. In addition, we host many National Science Foundation (NSF) and NASA-funded projects, including The National Council for Science and the Environment (NCSE), Encyclopedia of Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of which also serve as core content contributors to the Trunity Knowledge Exchange  Instructors from more than 50 colleges and high schools have used or will use content delivered on the Trunity eLearning Platform, and 4,300 expert contributors made up of many of the world’s top scientists and educators create peer-reviewed educational content for the Encyclopedia of Earth.

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

Our Virtual Textbook solution has seen strong adoption since its initial launch in the Fall of 2012. The first Virtual Textbook authored on the Trunity eLearning Platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. Recently the first textbook sold over 700 copies for the winter semester and has now been adopted at 15 universities, three high schools and 20 courses, with approximately 50+ U.S. higher education institutions and high schools with expected students of upwards of 2,500 considering it for adoption for the Fall 2014/2015 school year.  Following in these footsteps, several new textbooks are being authored entirely on our platform and as a result are nearing completion. In addition our first authored textbook geared specifically towards professional trade certifications is completed and is expected to be deployed for the fall of 2014.

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

In the beginning of 2014 we announced that we signed a Memorandum of Understanding with global education leader Houghton Mifflin Harcourt (“HMH”) to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. Among the world’s largest providers of pre-K-12 education solutions and longest-established publishing houses, HMH combines cutting-edge research, editorial excellence and technological innovation to improve teaching and learning environments and solve complex literacy and education challenges. HMH’s interactive, results-driven education solutions are utilized by more than 50 million students in over 150 countries, and its renowned and awarded novels, non-fiction, children’s books and reference works are enjoyed by readers throughout the world. On July 21, 2014, we entered into a non-exclusive and licensed distribution agreement with HMH.

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

Both companies teamed up to showcase HMH’s premium learning content through the Trunity eLearning Platform, co-exhibiting at the recent BETT 2014 conference held in London in January 2014 and QITCOM show in QATAR in May 2014. Both companies are planning on continuing to showcase at more events throughout the remainder of 2014.

On July 1, 2014, we announced plans to unveil our next generation architecture for the Trunity eLearning Platform.  Generation 3.0 technology weds a new mobile app with a major enhancement of our content creation and courseware technology to bring to market a suite of leading edge experiences for teachers, students, authors and publishers.  Generation 3.0 combines a high performance object-oriented database, a powerful API, full mobile functionality, an engaging user interface and deep social collaboration.  We recently released our new mobile app, branded Trunity Mobile, available as a free download to current Trunity student and educator users from and via Trunity’s web site www.trunity.com.  In September 2014, we will be making the Trunity app available on the Apple App Store and Google Play store for both iOS and Android mobile devices.

Trunity expects to release Version 3.0 of the Trunity eLearning Platform for general availability in the fall of 2014.  Version 3.0 is designed to realize Trunity’s vision for an eLearning platform with no rivals: a single, web-based platform that seamlessly integrates content creation, digital textbooks and courseware. Version 3.0 will enable student-to-student, teacher-to-student, and group-to-group sharing of messages, notes, annotations, content and bookmarks in real time, all within a single virtual classroom.  As with previous generations, authors and instructors will be able to create their own content, upload content from publishers and from open source collections, such as YouTube and the Encyclopedia of Earth, and to selectively organize that content for use in multiple classrooms and/or textbooks.

Trunity’s Live Cross Publishing™ technology enables instructors and authors to easily update in real-time and share that content with their peers.  Instructors can form and moderate virtual study groups or allow students to self-organize into groups. The result is the Web’s most powerful content customization platform for education. The Trunity eLearning Platform also will provide a more flexible core technology framework based on the latest technologies, allowing much broader coverage for functionality accessible via API, and increasing its development of new features and functionality. Courseware such as self-assessments, quizzes, assignments and gradebooks are elegantly integrated with the content to create a robust classroom experience.

We are currently engaged in advanced discussions with a number of authors and publishers in an effort to bring a large numbers of textbooks and other educational content to the Platform and make this content available through Trunity’s domestic and international distribution channels. Trunity’s API architecture enables us to import textbooks and other digital content from traditional publishers to our Platform.

In early July of this year, Trunity unveiled details relating to our new transformational learning platform, titled MindBenders Educational Learning Series, which will be available for purchase exclusively through the Trunity eLearning Platform.  Developed by Trunity and directed by reality-based science television producer Brian Leckey, MindBenders is comprised of a 25-episode series of educational, reality-based shows created and hosted by learning expert Michael DiSpezio, MindBenders’ Chief Scientist and noted educational author, television host and stage edutainment performer, and co-hosted by fellow MindBenders and internationally recognized science TV hosts Tory Belleci, Kari Byron and Grant Imahara. The series features an accompanying education classroom website where teachers and students can collaborate, MindBenders Lab Kits for in-classroom experiments and MindBenders Challenges. MindBenders is available exclusively through the Trunity eLearning Platform and Knowledge Exchange.  Featuring professional production and broadcast quality coupled with special effects, animations and rich graphics, each MindBenders show instantly and effortlessly captures student attention with a motivating visual that sets the scene for further learning. From catapult launches to human glow sticks, these engaging hooks are delivered in terms of sophistication-appropriate coverage that has emerged from established grade level standards and are aligned with the vision of Common Core. Each MindBenders episode culminates with a hands-on project or minds-on application, called MindBenders Challenges,  that extends the learning experience. Students may be challenged to construct devices, engineer solutions and apply what they have learned, or further enrich their understanding by assuming the role of scientist, mathematician or engineer.

MindBenders will offer students and educators across the globe the opportunity to actively engage and benefit from enhanced, reality-based learning experiences focused on science, technology, engineering and mathematics (STEM); and the series is designed to meet the Next Generation Science Standards (NGSS) in the United States.  For established and fixed curriculums with insufficient coverage of NGSS or those programs that lack an adequate engineering module, MindBenders’ individual learning objects can be integrated into the current offering.  There is no need for educators to invest in a complete new NGSS curriculum; instead by enriching class coursework with a collection of MindBenders all the requirements will be addressed with a more complete scope and sequence. In addition, teachers searching for more thorough coverage can address identified gaps by offering up an episode of MindBenders assembled around specific themes, subject disciplines or dimensions of learning. MindBenders also provides parents who choose to home school their children with a powerful set of home teaching resources that they need for properly teaching in the digital age, leveraging mobile devices and tablets to transform the home learning experience.

As we continue to build the amount of content available on the platform along with the number of teachers and students requiring content to learn, we believe this growth will drive substantially increased revenues in the future.

With the advent of tablet computing, the entire industry is undergoing a massive market swing to electronic publishing. Even so, many of the dominant publishers still follow a traditional approach to authoring, editorial reviewing, production and distribution of content, delivering e-textbooks that are essentially only flat, electronic versions of the physical textbook. This conservative “status quo” approach does little to reduce costs and time-to-market, and does not take advantage of powerful capabilities that the new technology medium is able to offer, presenting a major market opportunity for our faster, less expensive, better integrated and much more powerful and dynamic solution.

Our entire model with its modular, customizable content is easily created and updated.  In addition to disrupting the traditional publishing and distribution model (e.g. by crowdsourcing and peer-reviewing educational content from subject matter experts and allowing educators to create from this content custom virtual textbooks complete with learning management and collaboration functionality), our “publishing market place” approach also provides traditional publishers a neutral “publisher agnostic” channel to sell content into schools, whereby they can take advantage of the powerful functionality provided by the our Platform.. Based on increasing demand by customers for functionality (e.g. mixing and matching content from different publishers into customized curriculum, etc.) that most current publishers are unable to meet, we believe this will be an increasingly attractive option for publishers as well as a significant added market opportunity for us.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of June 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first six months of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first six months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   —   OTHER INFORMATION

Item 1.   Legal Proceedings

In February 2012, Trunity and our former CEO Terry Anderton were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserted whistleblower status and alleged that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint sought unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, we responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Substantial discovery was taken.

On June 13, 2013, the Court granted our Motion to Dismiss Terry Anderton, in his individual capacity, from the case. Therefore, Trunity remained the sole defendant in this matter.

Trial of the case was scheduled for the weeks of June 16 and June 23, 2014.

On April 14, 2014, the parties mediated the case and settlement terms reached.  On May 8, 2014, following mediation, Mr. Horn signed a Confidential Settlement Agreement and General Release, which became effective on the eight day following his signature.  The case was settled based on Trunity’s agreement to pay $60,000 to Mr. Horn, less applicable withholding and taxes, as well as confidentiality provisions, non-disparagement,  and the parties exchanging mutual releases.  The settlement payment was made by the insurance company, which has paid all costs of the litigation above the $50,000 deductible.  The parties filed Docket Markings bringing the case to conclusion.

Item 1A.   Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we raised gross proceeds of $661,025 through the sale of 4,022,991 shares of our Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Of these shares, 153,110 were purchased by our interim CEO and CFO, Nicole Fernandez-McGovern for a total investment of $24,000. In addition, two Directors made the following investments of 159,490 shares which were purchased by Les and Debra Anderton for a total consideration of $25,000 and 303,030 shares were purchased by the Maytiv Foundation which Ivan Berkowitz is the President for a total consideration of $50,000. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014, we borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note bearing interest at 10% per year. The note is convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above.  We incurred $25,451 of securities and debt issuance costs representing commissions paid to broker-dealers who assisted these transactions along with 127,256 warrants. The net proceeds of this offering were used for working capital.

In July and August 2014, the Company borrowed from accredited investors and related parties $192,500, pursuant to six-month convertible promissory notes bearing interest at 14% per year. The notes are convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above.  Of these notes, $7,500 of the principal amount were purchased by our interim CEO and CFO, Nicole Fernandez-McGovern, $10,000 by Director Les Anderton and $10,000 by Director Ivan Berkowitz. We incurred no commission costs in connection with these transactions. The net proceeds are being used for working capital purposes.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults upon Senior Securities

We have defaulted on our obligations to pay $215,300 Canadian (US$195,342) in convertible debentures due on July 25, 2014. The total amount due on these debentures, including accrued interest is $256,042 Canadian. In addition, we have defaulted on our obligations to pay $200,000 principal amount of debentures due August 15, 2014. The total amount due on these debentures, including accrued interest, is $240,000. We are engaged in negotiations with the debenture holders in an effort to restructure these debt obligations; however, there can be no assurance that these negotiations will be successful. If they are not successful, we could be materially adversely affected. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 4.   Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5.   Other Information

On August 11, 2014, our landlord declared us in default based on our failure to pay rent and other charges due since January 2014. The past due amounts total $54,750, and we would owe approximately $954,000 through the end of the lease. We are attempting to negotiate a settlement of the lease with the landlord, and we are in the process of moving our office to smaller, less expensive premises in the neighboring area in an effort to reduce our occupancy costs and enable the landlord to mitigate damages with a substitute tenant(s). There can be no assurance that we will be able to resolve the lease on terms which are favorable to us. If a settlement is not reached, we are at risk that the landlord may file suit against us.

Item 6.   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.2	Certification of Principal Financial and Accounting Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Date: August 19, 2014	By:	/s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.2	Certification of Principal Financial and Accounting Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **