Form 10-Q
period 2014-09-30
Trunity Holdings, Inc.
filed 2014-11-25
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1 New Hampshire Avenue, Suite 125, Portsmouth, NH 03801	03801
(Address of principal executive offices)	(Zip Code)

(866) 723-4114
 (Registrant’s telephone number, including area code)

230 Commerce Way, Portsmouth, New Hampshire
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 25, 2014
Common Stock, $.0001 par value per share	54,665,631

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$9,089	$812,064
Accounts receivable	24,082	2,729
Prepaid expenses and other assets	127,721	41,636
Total current assets	160,892	856,429

Property and equipment
Fixtures and equipment	210,172	210,172
Less accumulated depreciation	(184,190)	(164,226)
Total property and equipment, net	25,982	45,946

Capitalized software development costs
Costs incurred	4,125,801	3,634,029
Less accumulated amortization	(3,319,069)	(2,917,866)
Total capitalized software development costs, net	806,732	716,163

Other assets
Debt issuance costs and other assets	12,895	32,022

TOTAL ASSETS	$1,006,501	$1,650,560

LIABILITIES
Current liabilities
Accounts payable	$879,119	$394,325
Accrued interest and other liabilities	314,384	279,465
Debentures Series A, B, C, and D, carrying value	1,357,516	991,501
Notes payable – related parties	4,062	252
Convertible note payable, carrying value	41,402	—
Deferred revenue	281,883	315,850
Total current liabilities	2,878,366	1,981,393

Long-term liabilities
Deferred rent, long-term portion	—	2,515
Total long-term liabilities	—	2,515

Total liabilities	2,878,366	1,983,908

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value - 50,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value - 200,000,000 shares authorized; 54,665,631 and 46,697,891 shares issued and outstanding, respectively	5,467	4,670
Additional paid-in capital	13,727,747	12,396,355
Other comprehensive loss	11,656	3,649
Accumulated deficit	(15,616,735)	(12,738,022)
Total stockholders’ deficit	(1,871,865)	(333,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,006,501	$1,650,560

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$110,219	$67,899	$195,539	$152,400
Cost of sales	82,398	23,465	151,332	67,153
Gross Profit	27,821	44,434	44,207	85,247

Operating expenses:
Research and development	222,934	191,378	666,217	593,979
Selling, general and administrative	526,535	583,023	1,915,052	1,625,476
Total operating expenses	749,469	774,401	2,581,269	2,219,455

Loss from operations	(721,648)	(729,967)	(2,537,062)	(2,134,208)

Other Expense:
Interest expense, net	(84,097)	(95,236)	(275,782)	(300,545)
Loss on debt extinguishment	(65,869)	—	(65,869)	—

Net Loss	(871,614)	(825,203)	(2,878,713)	(2,434,753)

Other Comprehensive Gain, Net of Tax:
Foreign currency translation adjustments	126	3,251	8,007	10,033
Comprehensive Loss	$(871,488)	$(821,952)	$(2,870,706)	$(2,424,720)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted Average Number of Shares - Basic and Diluted	50,856,901	46,591,469	48,895,940	41,483,924

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Gain	Earnings	(Deficit) Equity
Balance as of December 31, 2013	46,697,891	$4,670	$12,396,355	$3,649	$(12,738,022)	$(333,348)

Sale of common stock, net of issuance costs and treasury repurchase	3,861,679	386	658,314	—	—	658,700

Shares issued for services	3,500,000	350	69,650	—	—	70,000

Warrants issued for services	—	—	20,752	—	—	20,752

Common stock issued upon conversion of notes payable	606,061	61	99,939	—	—	100,000

Employee stock-based compensation	—	—	372,181	—	—	372,181

Discount on convertible debt for beneficial conversion feature and detachable warrants	—	—	44,687	—	—	44,687

Loss on debt extinguishment	—	—	65,869	—	—	65,869

Foreign currency translation gain	—	—	—	8,007	—	8,007

Net loss	—	—	—	—	(2,878,713)	(2,878,713)
Balance as of September 30, 2014	54,665,631	$5,467	$13,727,747	$11,656	$(15,616,735)	$(1,871,865)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(2,878,713)	$(2,434,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421,167	367,167
Stock compensation expense	372,181	98,006
Accretion for debt discounts and issuance costs	202,690	202,725
Shares issued in exchange for services	70,000	—
Loss on debt extinguishment	65,869	—
Warrants issued in exchange for services	20,752	31,144
Shares issued as a conversion of payables	—	57,500
Changes in operating assets and liabilities:
Accounts receivable	(21,353)	(1,789)
Prepaid expenses and other assets	(86,085)	(12,700)
Accounts payable	484,797	(167,864)
Accrued interest and other liabilities	86,860	(51)
Deferred revenue	(33,967)	306,833
Deposits	(2,895)	—
Deferred rent	(2,515)	(5,287)
Net Cash Used in Operating Activities	(1,301,212)	(1,559,069)

Cash Flows from Investing Activities:
Purchase of fixed assets, net of disposal	—	(26,488)
Payment of patent application	—	(5,000)
Payment of platform development costs	(491,772)	(378,330)
Net Cash Used in Investing Activities	(491,772)	(409,818)

Cash Flows from Financing Activities:
Proceeds from issuance of debenture	175,000	—
Proceeds from notes payable related parties	4,061	122,204
Repayments on notes payable related parties	(252)	(192,965)
Payment of convertible note, net of proceeds	—	(20,106)
Proceeds from issuance of convertible note payable	152,500	—
Proceeds from exercise of stock options	—	38,532
Sale of common stock, net of issuance costs	658,700	3,573,100
Net Cash Provided by Financing Activities	990,009	3,520,765

Net (Decrease) Increase in Cash and Cash Equivalents	(802,975)	1,551,878
Cash and Cash Equivalents, Beginning of Period	812,064	13,724
Cash and Cash Equivalents, End of Period	$9,089	$1,565,602

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9,603	$22,141

Supplemental Disclosure of Non-Cash Flow Information:
Discount cost related to issuance of debentures and warrants	$110,557	$—

Conversion of debt to common stock shares	$100,000	$32,006

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

The accompanying consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS – Continued

On January 21, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with Houghton Mifflin Harcourt (NASDAQ:HMHC) (HMH), a global education leader to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. The MOU was followed by a non-exclusive license and distribution agreement executed on July 21, 2014 that resulted in the Company’s first sale of 6,610 units of HMH’s Holt McDougal Chemistry & Physics ©2012 Online Interactive Content via the Trunity eLearning Platform resulting in revenue of $17,582 over a 4 year subscription period. As of September 30, 2014, the remaining deferred revenue for this transaction represented $17,033.

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

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all. In addition, the Company has defaulted on lease and debt obligations as of September 30, 2014. Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Website Development –The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. For the three months and nine months ended September 30, 2014, the Company incurred and capitalized $163,053 and $491,773, respectively, in platform development costs as compared to the three and nine months ended September 30, 2013, of $114,531 and $378,330, respectively. Amortization for these costs recorded during the three and nine months ended September 30, 2014 was $129,961 and $401,204, respectively. In the comparable prior periods as of September 30, 2013, amortization expense was $104,455 and $338,280, respectively.

Revenue Recognition – The Company’s revenue model consists of Software as a Service (SaaS) licensing and hosting revenue, as well as revenues generated from consulting, revenue sharing with our authors, publishers and advertising. All SaaS revenue is recognized ratably over the contract period.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Derivative Financial Instruments – The Company assesses whether it has embedded derivatives in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

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

Stock-Based Compensation – We recognize compensation costs to employees under ASC Topic 718, Compensation – Stock Compensation. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Common Stock Purchase Warrants – The Company accounts for common stock purchase warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for warrants is estimated at the grant date based on each option’s fair-value as calculated by the BSM option-pricing model value method for valuing the impact of the expense associated with these warrants.

Financial Instruments and Fair Values – The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Reclassifications – Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

Recent Accounting Pronouncements– In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company does not believe the adoption of this new accounting standard will impact the consolidated financial statements.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity eLearning Platform software development costs. Amortization is computed using the straight-line method over three years. We annually assess intangible and other long-lived assets for impairment. There was no impairment loss for the nine months ended September 30, 2014 and 2013. Intangible assets were comprised of the following at September 30, 2014:

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INTANGIBLE ASSETS – Continued

Trunity eLearning Platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—

Internal costs capitalized for period from July 28, 2009 (inception) to December 31, 2009	3 years	121,820	(121,820)	—

Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	—

Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(327,100)	—

Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(437,375)	110,656

Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(235,684)	284,049

Internal costs capitalized for the nine months ended September 30, 2014	3 years	491,772	(79,745)	$412,027
Carrying value as of September 30, 2014				$806,732

Estimated future amortization expense is as follows for the following periods:

Remainder of 2014	$129,961
2015	402,155
2016	231,418
2017	43,198
Total future amortization expense	$806,732

The Trunity eLearning Platform technology was acquired from a related company, Trunity, LLC, and was valued at management’s best estimate of its value at that time of the transaction. Trunity, LLC was wholly owned by the three founders of the Company.  Subsequent internal costs capitalized consist of direct labor, including taxes and benefits related to the continual development and enhancements of the platform for version 3.0 and mobile apps.  Amortization of three years is based on management’s best estimate of useful life of current technology in this industry.

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s three founders, Terry Anderton, Les Anderton and Joakim Lindblom and Officers have a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Credit Agreements – The Company has credit agreements with Terry Anderton and Les Anderton that allow the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% and have been amended with board consent until December 31, 2014 subsequent to the initial expiration date. As of September 30, 2014, Terry Anderton and Les Anderton have shareholder receivables/loans that are comprised of $0 balances.

Transactions with Officers –The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial and Premier Financial Filings, companies that have provided contracted financial services to Trunity. For the nine months ended September 30, 2014, RCM Financial Inc., a financial consulting firm, provided outside accounting and tax professional services that resulted in accrued fees of $17,886. Premier Financial Filings, a full service financial printer, was accrued $9,021 in fees related to services for the nine months ended September 30, 2014.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES – Continued

The Company’s current Interim CEO and CFO, Nicole Fernandez-McGovern has also invested in the Company’s recent equity private placement by investing $24,000 resulting in 153,110 shares and 40,298 warrants at $0.50. In addition, Mrs. Fernandez-McGovern also was issued, in exchange for $35,000 of consideration, a Series D Convertible Debenture and in exchange for $7,500 of consideration a July 2014 Convertible Note (See Note 5 for further detail of terms of debenture and promissory note).

The Company’s Chief Education Officer Cutler Cleveland currently authors on the Trunity platform. In his capacity as an author, he has accrued royalties for the nine months ended September 30, 2014 based on sale transactions for the books he authors of $25,986.

Transactions with Board Members –In addition, two Directors made the following investments: 159,490 shares which were purchased by Les and Debra Anderton for a total consideration of $25,000 and 303,030 shares were purchased by the Maytiv Foundation, of which Ivan Berkowitz is the president, for a total consideration of $50,000. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share.

NOTE 5 – CONVERTIBLE DEBT

July 2012 Convertible Debentures (Series A) – In July 2012, the Company issued convertible debentures (“July Notes”) with an aggregate face value of $215,300 Canadian Dollars ($197,344 as of June 30, 2014). The July Notes matured in July 2014, bear interest at an annual rate of 10% through July 2014 and 12% thereafter, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the July Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the July Notes. In July 2014, the holder of a July Note exchanged the July Note with a face value of $25,000 Canadian Dollars ($23,360 US),and accrued interest of $3,336 Canadian Dollars ($3,117 US) for a Series D Convertible Debenture with a face amount of $26,477(US). The Company recorded a loss on early extinguishment of debt of $6,728, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction.

In 2012, the Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the July Notes. For the three and nine months ended September 30, 2014, the Company recorded amortization of the discount of $3,533 and $24,730, respectively. As of September 30, 2014, the net carrying value of the July Notes totaled $173,858, and no unamortized discount remains. For the three and nine months ended September 30, 2014, interest expense on the July Notes of $5,192 and $15,009, respectively, was recorded. For the three and nine months ended September 30, 2013, interest expense on the July Notes of $5,179 and $15,883, respectively, was recorded.

In connection with the issuance of the July Notes, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares of common stock over a two-year period at an exercise price of 0.40 Canadian Dollars. The Company estimated the fair value of the warrants using a Black-Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate – 0.22%, dividend rate – 0.00%.

The Company allocated a portion of the fair value of the consideration totaling $52,869 to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the July Notes. The remaining portion of the fair value of the transactions costs, totaling $36,126, was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital. Amortization of debt issuance costs on the July Notes of $6,609 was recorded for both the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 amortization of debt issuance costs on the July Notes of $15,420 and $19,826 was recorded, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

August and September 2012 Convertible Debentures (Series B) – In August and September 2012, the Company issued convertible debentures (“August and September Notes”) with an aggregate face value of $330,900. The August and September Notes matured in August and September 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the August and September Notes was determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the August and September Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the August and September Notes. In September 2014, all of the holders of the August and September Notes exchanged the August and September Notes with an aggregate face value of $330,900 and accrued interest of $66,000 for Series D convertible debentures with an aggregate face value of $397,080. The Company recorded a loss on early extinguishment of debt of $59,041, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction.

In 2012, the Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the August and September Notes and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which was being amortized into interest expense through the maturity dates of the August and September Notes. For the three and nine months ended September 30, 2014, the Company recorded amortization of the discount of $9,643 and $38,571, respectively. For the three and nine months ended September 30, 2013, the Company recorded amortization of the discount of $14,464 and $43,392, respectively.

As of September 30, 2014, there was no remaining balance outstanding on the August and September Notes.

In connection with the issuance of the August and September Notes, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the August and September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital. Amortization of debt issuance costs on the August and September Notes of $1,650 and 2,476 was recorded for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 amortization of debt issuance costs on the July Notes of $7,427 and $6,602 was recorded, respectively.

October and November 2012 Convertible Debentures (Series B) – In October and November 2012, the Company issued convertible debentures (“October and November Notes”) with an aggregate face value of $624,372 of which $565,372 represented a conversion of notes payable-related parties to the Founders. In 2013, two of the founders sold a portion of their debenture totaling $141,800 of their aggregate face to third parties. The October and November Notes mature in October and November 2014, bear interest at an annual rate of 10%, and are convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of Units issuable upon conversion of the October and November Notes is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the October and November Notes, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the October and November Notes.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32.  The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the October and November Notes and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%.  The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the October and November Notes.  For the three months ended September 30, 2014 and 2013, the Company recorded amortization of the discount of $28,867 and $31,750, respectively.  For the nine months ended September 30, 2014 and 2013, the Company recorded amortization of the discount of $92,368 and $95,251, respectively. As of September 30, 2014, the net carrying value of the October and November Notes totaled $611,047, net of unamortized discount of $13,326.  For both the three months and nine ended September 30, 2014 and 2013, interest expense on the October and November Notes of $15,609 and $46,828, respectively, was recorded. In connection with the issuance of the October and November Notes, the Company paid no cash transactions fees to brokers.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

August 2014 Convertible Debentures (Series C) – In August 2014, the Company issued Series C convertible debentures with an aggregate face value of $240,000 in exchange for the cancellation of Series B convertible debenture with outstanding principal and accrued interest of $240,000. The Series C convertible debentures accrue interest at an annual rate of 10%, mature on July 31, 2015, and are convertible into the Company’s common stock at a conversion rate of $0.20 per share.  The holders of the Series C convertible debt also received warrants to acquire 1,000,000 shares of common stock for an exercise price of $0.20 per share, exercisable over 5 years.  The Company allocated the face value of the Series C convertible debentures to the warrants and the debentures based on their relative fair values, and allocated $35,016 to the warrants, which was recorded as a discount against the Series C convertible debentures, with offsetting entry to additional paid in capital.  The fair value of the warrants using a Black-Scholes valuation model and the following assumptions:  volatility – 43.99% to 44.08%, risk free rate – 1.60 to 1.74% %, dividend rate – 0.00%.  The discount is being amortized into interest expense over the term of the Series C convertible dentures.  During the three and nine months ended September 30, 2014, the Company recorded debt extinguishment costs related to the Series C Debentures of $35,016. As of September 30, 2014, the carrying value of the Series C convertible debentures is $240,000. For both the three months and nine ended September 30, 2014, interest expense of $5,772 was recorded for the Series C convertible debentures.

September 2014 Convertible Debentures (Series D) – During the three months ended September 30, 2014, the Company issued Series D convertible debentures with an aggregate face value of $360,275 in exchange for $176,718 of cash ($35,000 was provided by the interim CEO and CFO), in settlement of a Series A convertible debenture with outstanding principal and accrued interest of $26,477, and in settlement of Series B convertible debentures with aggregate outstanding principal and accrued interest of $157,080 of which $35,000 represented a conversion of notes payable-related parties to the Founders.  The Series D convertible debentures accrue interest at an annual rate of 12%, mature on August 31, 2015, and are convertible into the Company’s common stock at a conversion rate of $0.165 per share.  The holders of the Series D convertible debt also received warrants to acquire 1,519,800 shares of common stock for an exercise price of $0.20 per share, exercisable over 5 years.  The Company allocated the face value of the Series D convertible debentures to the warrants and the debentures based on their relative fair values, allocated $52,212 to the warrants, and determined that there were aggregate beneficial conversion features of $8,699. The fair value of the warrants using a Black-Scholes valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.60 to 1.74% %, dividend rate – 0.00%.  The amount allocated to the warrants and beneficial conversion features totaling $60,911 was recorded as a discount against the Series D convertible debentures, with offsetting entry to additional paid in capital.  The discounts are being amortized into interest expense over the term of the Series D convertible dentures.  During the three and nine months ended September 30, 2014, the Company recorded amortization of the discount related to the Series D Notes of $2,395. As of September 30, 2014, the carrying value of the Series D convertible notes is $332,612, net of unamortized discounts of $30,058.  For both the three months and nine ended September 30, 2014, interest expense of $3,441 was recorded for the Series D convertible debenture.

July 2014 Convertible Notes – In July 2014, the Company issued convertible notes with an aggregate face value of $52,500 for cash ($27,500 was provided by the interim CEO and CFO and two board members). The convertible notes accrue interest at an annual rate of 10%, mature in July 2015, and are convertible into the Company’s common stock at a conversion rate of $0.165 per share. The holders of the convertible notes also received warrants to acquire 318,182 shares of common stock for an exercise price of $0.50 per share, exercisable over 5 years. The Company allocated the proceeds from the convertible notes to the warrants and the notes based on their relative fair values, allocated $6,117 to the warrants, and determined that there were aggregate beneficial conversion features of $8,512. The fair value of the warrants using a Black-Scholes valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.60 to 1.74% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features; totaling $14,629 was recorded as a discount against the convertible notes, with offsetting entry to additional paid in capital. The discounts are being amortized into interest expense over the term of the convertible notes. For the three and nine months ended September 30, 2014, the Company recorded amortization of the discount of $3,531. During the three and nine months ended September 30, 2014, the Company recorded interest expense of $1,260. As of September 30, 2014, the carrying value of the convertible notes is $41,402, net of unamortized discounts of $11,098.

See “Note 11– Subsequent Events” for current status of Debentures.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

Convertible Promissory Note – In March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note (the “Note”) bearing interest at 10% per year. The Note is convertible at $.165 per share. The Company incurred $5,000 of debt issuance costs representing commission paid to broker-dealers who assisted this transaction. The entire principal balance of this Note, together with all unpaid interest accrued thereon, and shall be due and payable on September 24, 2014 (the “Maturity Date”). Upon payment in full of all principal and interest payable hereunder, this Note shall be surrendered to the Company for cancellation. The principal amount of this Note may be converted in increments of $10,000 into common stock of the Company at a price of $.165 per share (the “Conversion Shares”). Upon conversion, the Holder shall receive, in addition to certificates for the Conversion Shares, a five-year warrant to purchase at $.50 per share an amount of shares of common stock equal to 25% of the number of Conversion Shares. For the three and nine months ended September 30, 2014, interest expense on the Note of $2,685 was recorded. The note was converted effective July 1, 2014 to 606,061 shares of common stock and 500,000 warrants that were issued to the holder.

The following is a summary of convertible debentures outstanding as of September 30, 2014:

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
July Notes (Series A)	$173,858	$(84,788)	$84,788	$173,858
October and November Notes (Series B)	624,372	(254,004)	240,678	611,046
August Notes (Series C)	240,000	—	—	240,000
September Notes (Series D)	360,275	(30,058)	2,395	332,612
July 2014 Convertible Notes	52,500	(14,629)	3,531	41,402
Total	$1,451,005	$(383,479)	$331,392	$1,398,918

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

NOTE 6 – DERIVATIVES – Continued

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

NOTE 7 – STOCK-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3-for-1 reverse stock split, resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three-year period and have a life of ten years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. As of September 30, 2014 there were 239,567 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of September 30, 2014, there were 4,617,703 shares available for awards under this plan.

During the nine months ended September 30, 2014 and 2013, the Company granted 1,329,000 and 960,000 options, respectively, to acquire shares of common stock to employees, directors or consultants.

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

The grant-date fair value of options is estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted during the period ended September 30, 2014 was $0.15, $0.23 and $0.30 and was determined using the following assumptions: expected price volatility ranging between 46.7% to 50.3%, risk-free interest rate ranging from 1.38% to 2.23%, zero expected dividend yield, and six to ten years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

In August 2014, the Company’s board of directors approved the modification of outstanding options to acquire 3,206,666 shares, reducing the then-applicable exercise prices ranging from $0.23 to $0.35 per share, to $0.11 per share. The Company compared the fair value of the options immediately prior to the modification to their fair value immediately after the modification and determined that the option holders received incremental compensation of $93,630, of which $26,237 was related to fully vested options and recognized as expense on the date of modification, and $67,939 will be recognized as stock based compensation expense over remaining vesting periods through April 2017.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION – Continued

As of September 30, 2014, there was approximately $262,377 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.02 years.

A summary of options issued, exercised and cancelled for the nine months ended September 30, 2014 are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2013	8,315,958	$0.42	9.09	—
Granted	1,329,000	0.25	9.24	—
Exercised	—	—	—	—
Cancelled	(2,668,895)	0.47	—	—

Outstanding at September 30, 2014	6,976,063	$0.26	8.34	—

Exercisable at September 30, 2014	5,968,002	$0.36	8.58	—

NOTE 8 – WARRANTS TO PURCHASE COMMON STOCK

During the quarter ended September 30, 2014, the Company issued, in connection with restructuring of debentures and private placement offerings for the sale of common stock, warrants to purchase 2,837,982 shares of the Company’s common stock at exercise prices of $0.20 and $0.50. During the quarter ended June 30, 2014, the Company issued, in connection with private placement offerings for the sale of common stock, warrants to purchase 1,596,361 shares of the Company’s common stock at exercise prices of $0.50 and $0.90. All warrants outstanding as of September 30, 2014 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired for the nine months ended September 30, 2014 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2013	10,486,066	$0.98	0.83
Granted	4,434,343	0.40	4.73
Exercised	—	—	—
Expired	(61,397)	3.00	—

Outstanding at September 30, 2014	14,859,012	$0.80	1.84

Exercisable at September 30, 2014	14,859,012	$0.80	1.84

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDER’S EQUITY

During the nine months ended September 30, 2014, the Company raised gross proceeds of $661,025 through the sale of 7,967,740 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note bearing interest at 10% per year. This note was converted effective July 1, 2015 for 606,061 common shares at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above. Also in September 2014, the Company raised gross proceeds of $100,000 through the sale of 606,061 shares of its Common Stock to an accredited investor under the same terms as those set forth above. The Company incurred $25,451 of securities and debt issuance costs and issued 127,256 warrants representing commissions paid to broker-dealers who assisted with these transactions and repurchased 768,712 shares of common stock for $76,871 from the former CEO in connection with these transactions.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has defaulted on its obligation to pay the October and November Notes of $624,372 principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest, is $749,246. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of these debt obligations.

On October 24, 2014, the Company signed a Hosted API License Agreement (the “Agreement”) with Visual Collaboration Innovations, Inc. (“VCI”) of Phoenix, Arizona to grant a limited, nonexclusive, nontransferable and renewable license for a two year-term to utilize the Trunity Application Programming Interfaces (APIs) documentation and Trunity Backend APIs hosted by the Company to manage and deliver VCI’s content to end users in the healthcare market. The Company received an upfront license fee of $65,000 upon execution of the Agreement. The Agreement is renewable for up to two-years provided VCI reaches its revenue described within the agreement.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS– Continued

On November 6, 2014, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a convertible debenture (the “Peak Debenture”) in the principal amount of $125,000. (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, the Company agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. The Company has the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest. Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of Common Stock, at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20)trading days immediately preceding the date of conversion of the Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events). In connection with the Peak Agreement the Company paid issuance costs of $10,000 and issued 137,500 shares of Restricted Stock to cover the expenses incurred and analysis performed by Peak in connection with the transaction.

In October and November 2014, the Company borrowed from accredited investors and related parties $110,000, pursuant to an Unsecured Redeemable Debenture that will pay interest during the Debenture term in the amount of 15% of the principal amount. The Company will issue to the Investor a four-year warrant to purchase common shares of the Company’s Common Stock (one Initial Warrant Share for every dollar of the Investment Amount) at a price of $0.15 per share resulting 110,000 warrants. In addition, the Company will issue to Investor a warrant (the “2015 Warrant”) to purchase shares 110,000 warrants (the “2015 Warrant Shares”) of the Company’s common stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

In August 2013, the Company executed a lease for 8,713 square feet for its former corporate offices located in Portsmouth, New Hampshire. The lease commenced on August 9, 2013 and had a five-year term ending on September 8, 2018. The monthly rental payments for the first year were $10,165 per month and were scheduled to increase on each anniversary at a rate of 3% per annum. The Company was required to pay its proportionate share of the building’s common area maintenance (“CAM”), real estate taxes, utilities serving the premises and the cost of premises janitorial service estimated to be $5,210 on a monthly basis.

On August 11, 2014, the landlord of our former corporate offices in Portsmouth, NH declared the Company in default based on its failure to pay rent and other charges due since July 2014. The Company vacated the premises on August 22, 2014, and moved its office to smaller, less expensive premises in the neighboring area.  Past due amounts owed on the lease through the date of surrender of the premises total approximately $51,000.  Total payments from surrender through the end of the lease would be approximately $900,000.  The Company is attempting to negotiate a settlement of the lease with the landlord based on an offset for the fair market rental value of the premises and a discount to present value, as well as a discount based on the  Company’s precarious financial condition,   No legal demands have been filed by either party.  The Company has recorded total liability of $100,000 to cover its exposure based on the lease, an amount equal to its pending settlement offer to the landlord.  There can be no assurance that settlement of this lease will not have a material adverse effect on the Company.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. “Risk Factors,” “Forward-Looking Statements” and “Business” in our Current Report on Form 10-K dated December 31, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Trunity Holdings, Inc. (“Trunity,” “Company,” “we,” “us”, or “our”) is a Delaware corporation headquartered in Portsmouth, New Hampshire. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Portsmouth, New Hampshire, has pioneered a collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform – which provides an end-to-end solution for the rapidly growing digital Textbook, eLearning and enterprise training market places.

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

The Trunity eLearning Platform is unique in its approach in that it combines content creation, digital textbooks, and courseware in one fully- integrated system.

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

We have announced plans to unveil our next generation architecture for the Trunity eLearning Platform. This Generation 3.0 technology, which incorporates several new leading-edge technical frameworks enabling faster and more robust development, weds a new mobile app with a major enhancement of our content creation and courseware technology to bring to market a suite of leading edge experiences for teachers, students, authors and publishers. Generation 3 includes a new cutting edge user interface as well as broad range new features and functionality that further extend Trunity’s technical lead with the competition. We recently released our new mobile app, branded Trunity Mobile, available as a free download to current Trunity student and educator users from the Apple App Store for iOS mobile devices. We are expecting the Trunity app to be available for Android mobile devices from the Google Play Store by December 2014.

Trunity has released a beta of Version 3.0 of the Trunity eLearning Platform for general availability in the fall of 2014. Version 3.0 is designed to realize Trunity’s vision for an eLearning platform with no rivals: a single, web-based platform that seamlessly integrates content creation, digital textbooks and courseware. Version 3.0 includes a revamped and much more intuitive content authoring interface with extensive use of drag-and-drop, much more powerful assessment/grading functionality that includes assignments, question banks, quizzes, exams, self-assessments and flash cards, as well as student-to-student, teacher-to-student, and group-to-group sharing of messages, notes, annotations, content and bookmarks in real time, all within a single virtual classroom. As with previous generations, authors and instructors will be able to create their own content, upload content from publishers and from open source collections, such as YouTube and the Encyclopedia of Earth, and to selectively organize that content for use in multiple classrooms and/or textbooks.

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

Results of Operations

Three and nine months ended September 30, 2014 and 2013

Revenue

For the three months ended September 30, 2014, net sales increased 62.3% to $110,219, compared to $67,899 reported for the same three months in 2013. Net sales for the nine months ended September 30, 2014 totaled $195,539, a 28.3% increase, compared to net sales of $152,400 for the first half of the prior year. Revenues for the current three and nine month reporting periods stemmed largely from sales of digital textbooks authored and/or published on the Trunity eLearning Platform that have been purchased by end users from the Trunity Knowledge Exchange, as well as, to a lesser degree, licensing agreements for the Platform and advertising offset by a decline in deferred revenue recognition in the prior year due to the Ukraine Licensing Project being delayed due to the country’s political instability. In addition, in connection with our non-exclusive License and Distribution Agreement with HMH, 6,610 units of HMH’s Holt McDougal Chemistry & Physics ©2012 Online Interactive Content have been sold and are now accessible to its students, anywhere, anytime and on any desktop or mobile computing device via the Trunity eLearning Platform.

We believe that our revenue will significantly increase during the remainder of 2014 and in 2015 due to a number of new digital textbooks being authored and/or published on the Platform and made available to students, teachers and school systems for the 2014-2015 school year, continued sales with HMH based on our distribution agreement, as well as anticipated revenue from our recently signed agreement with VCI for the licensing of the our API solution. We also continue to make additional investments to add books on our platform and globally marketing the digital textbooks and courseware authored and/or published on our Platform for the 2014-2015 school years. Included in the new content now being actively marketed and offered on the Platform is Trunity’s new MindBendersTM Educational Learning Series, a 25-episode video learning series developed by Trunity in collaboration with a world recognized educational expert, author, television host and stage edutainment performer and co-hosted by a team of reality-based science television celebrities.

Operating Expenses

Total operating expenses for the three months ended September 30, 2014 were $749,469, a 3.2% decrease from total operating expenses of $774,401 for the three months ended September 30, 2013.  Costs related to research and development (“R&D”) increased 16.5% to $222,934 for the third quarter of 2014 from $191,378 for the same quarter in the prior year. Selling, general and administrative (“SG&A”) costs declined 9.7% to $526,535 from $583,023 on a comparable year-over-year basis.  SG&A expenses for the three months ended September 30, 2014 included non-cash stock compensation of $113,287, which compared to $95,324 in non-cash stock compensation for the same three months in 2013.  This 19% increase was primarily due to an increase in the number of options issued to the former CEO and revaluation for options for current employees and directors of the Company as compared to the prior period. Also included in SGA was expense of $70,000 related to the issuance of shares for services and additional $50,000 accrual for liability associated with a former lease for Portsmouth offices.

During the first nine months of 2014, total operating expenses were $2,581,269 up 16.3% from $2,219,455 for the first nine months of 2013.  R&D costs increased 12.2% on a comparable year-over-year basis, rising to $666,217 from $593,979, respectively due to the upgrade of the platform to version 3.0, release of our iOS mobile app and current development of our Android app, which we are introducing to the market for the 2014-2015 school years.  SG&A expenses for the nine months ended September 30, 2014 totaled $1,915,052, representing an 17.8% increase over SG&A expenses of $1,625,476 for the nine months ended September 30, 2013.  This increase was partly attributable to non-cash stock compensation of $372,181 recorded for the first nine months of 2014, which compared to $98,006 for the first nine months of 2013as a result of an increase in the number of options issued to a former CEO, directors and consultants during the nine month period. Depreciation and amortization expense increased 14.7% to $421,167 in the first nine months of 2014 from $367,167 in comparison to the first nine months of 2013. Lastly included in SGA was expense of $70,000 related to the issuance of shares for services and additional $50,000 accrual for liability associated with a former lease for Portsmouth offices.

The decrease in SG&A expenses from the 2013 levels resulted from reduction of our executive and sales, marketing and development teams with paid consultants in the first nine months of 2014 partially offset by the increase in our product development teams, as well as our investment in several marketing initiatives, including participation in industry conferences, travel to international market places to pursue business development opportunities, and the development of a new web site and marketing collateral materials.

Loss from Operations

As a result of the increase in research and development costs, the loss from operations for the three months ended September 30, 2014 increased slightly to $721,648 compared to a loss from operations of $729,967 reported for the three months ended September 30, 2013.  The loss from operations for the nine month period in 2014 was also impacted by the increase in expenses for R&D, resulting in a higher loss from operations which totaled $2,537,062 when compared to $2,134,208 in the prior year.

Net Loss

After including interest expense of $84,097 and debt extinguishment losses of $65,869 for the three months ended September 30, 2014, our net loss increased 5.6% to $871,614 compared to a net loss of $825,203 for the three months ended September 30, 2013, which included interest expense of $95,236.  For the nine month reporting period, net loss increased 18.2% to $2,878,713 after including interest expense of $275,782 and debt extinguishment losses of $65,869, when compared to $2,434,753 for the same nine months in 2013 which included interest expense of $300,545.

The decrease in interest expense on a comparable year-over-year basis was attributable to certain of our convertible notes being subject to accrued interest in the current period offset by certain of our convertible notes being settled in the same three months in 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At September 30 2014, we had negative working capital of $2,717,474 as compared to negative working capital of $1,124,964 at September 30, 2013. This negative working capital is due to our operating losses and inability to raise sufficient equity capital to cover accrued expenses and accounts payable in 2014.

Our current assets at September 30, 2014 and December 31, 2013 included cash and accounts receivable, net. Our current liabilities at September 30, 2014 and December 31, 2013 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $1,301,212 for the nine months ended September 30, 2014, as compared to $1,559,069 for the nine months ended September 30, 2013. Working capital changes consumed cash of $424,841 in the current period as compared to prior period  charges of $119,142 for the nine months ended September 30, 2013 due to the receipt of cash from the Ukraine licensing contract in 2013 that was not received in the current period and equity private placement proceeds for both periods. In addition, net income was impacted by non-cash items increasing expenses of $1,152,659 in the current year as compared to $756,543 for the nine months ended September 30, 2013. This increase was primarily due to accounting for higher depreciation and amortization costs, as well as additional stock compensation expense as a result of more issuances of options to a former CEO, employees, directors and consultants and debt extinguishment losses offset by a decrease in accretion expense for debt discount and issuance costs due to certain convertible notes being settled in the first and second quarter of 2013.

Net cash used in investing activities was $491,772 for the nine months ended September 30, 2014, as compared to net cash used of $409,816 for the nine months ended September 30, 2013. This increase was a result of the investment being made for the new version of the platform and iOS mobile app deployed in the fall of 2014.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $990,009 as compared to $3,520,765 for the nine months ended September 30, 2013. This decrease is due mainly to less proceeds being raised from the private sale of our securities and proceeds from notes payable due to related parties.

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

The Trunity Knowledge Exchange delivers quality content from various sources, such as traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners. In addition, we host many National Science Foundation (NSF) and NASA-funded projects, including The National Council for Science and the Environment (NCSE), Encyclopedia of Earth (EoE) and Climate Adaptation and Mitigation E-Learning (CAMEL), all of which also serve as core content contributors to the Trunity Knowledge Exchange Instructors from more than 50 colleges and high schools have used or will use content delivered on the Trunity eLearning Platform, and expert contributors from over 100 top U.S. universities and research institutions as well as over 70 countries internationally – comprising some of the world’s top scientists and educators – create peer-reviewed educational content for the Encyclopedia of Earth.

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students. It is important to note that the political upheaval that has taken place in Ukraine since February 2014 resulting in the Ukrainian parliament voting to dismiss the country’s president, Victor Yanukovych, and the Russian annexation of Crimea, have created uncertainty as to the viability of the Ukraine government’s Open World National Project; which, in turn, may impact Trunity’s ability to complete the project implementation. We have on boarded content to the newly developed Ukrainian Knowledge Exchange however given the recent political climate in Ukraine; the launch of the Open World Project is currently on hold. Nonetheless Trunity is poised and ready to proceed with the initiative as soon as we are given approval to do so.

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

Our digital textbook and course solution has seen strong adoption since its initial launch in the Fall of 2012. The first digital textbook authored on the Trunity eLearning Platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. During the first nine months of 2014, this same textbook sold to 1,400 students and was adopted nationally in 27 courses at 17 colleges, universities and high schools. During 2014, an additional ten digital textbook titles were on boarded on the Trunity eLearning Platform, which have sold to another 1,200 students and were adopted in 34 courses at 21 colleges, universities and high schools. Following in these footsteps, are several new textbooks being authored entirely on our platform that are nearing completion and will be aggressively marketed for the winter 2015 semester.

In addition to the continued organic author sign-ups, we have launched a large scale author-teacher recruitment campaign that is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoint and other learning resources) to be sold on the Trunity Knowledge Exchange. The campaign is anchored by Trunity’s participation in a number of well attended industry conferences and trade shows, at which our Chief Education Officer, Dr. Cutler Cleveland, has and will continue to lead Trunity-sponsored seminars relating to “how-to-author” and the related benefits of authoring on the Trunity eLearning Platform.

In January 2014, we signed a Memorandum of Understanding with global education leader Houghton Mifflin Harcourt (“HMH”) to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. Among the world’s largest providers of pre-K-12 education solutions and longest-established publishing houses, HMH combines cutting-edge research, editorial excellence and technological innovation to improve teaching and learning environments and solve complex literacy and education challenges. HMH’s interactive, results-driven education solutions are utilized by more than 50 million students in over 150 countries, and it’s renowned and awarded novels, non-fiction, children’s books and reference works are enjoyed by readers throughout the world. On July 21, 2014, we entered into a non-exclusive and licensed distribution agreement with HMH whereby 6,610 units of HMH’s Holt McDougal Chemistry & Physics ©2012 Online Interactive Content have been sold and are now accessible to its students, anywhere, anytime and on any desktop or mobile computing device via the Trunity eLearning Platform. We continue to actively pursue sales opportunities with HMH in-line with their sales and marketing efforts.

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

Both companies teamed up to showcase HMH’s premium learning content through the Trunity eLearning Platform, co-exhibiting at the recent BETT 2014 conference held in London in January 2014 and QITCOM show in QATAR in May 2014. Both companies are planning on continuing to showcase at more events in 2015.

On July 1, 2014, we announced plans to unveil our next generation architecture for the Trunity eLearning Platform. Generation 3 technology, which incorporates several new leading-edge technical frameworks enabling faster and more robust development, weds a new mobile app with a major enhancement of our content creation and courseware technology to bring to market a suite of leading edge experiences for teachers, students, authors and publishers. Generation 3 includes a new cutting edge user interface as well as broad range new features and functionality that further extend Trunity’s technical lead with the competition. We recently released our new mobile app, branded Trunity Mobile, available as a free download to current Trunity student and educator users from the Apple App Store for iOS mobile devices. We are expecting the Trunity app to be available for Android mobile devices from the Google Play Store by December 2014.

Trunity released Version 3.0 of the Trunity eLearning Platform for general availability in the fall of 2014. Version 3.0 is designed to realize Trunity’s vision for an eLearning platform with no rivals: a single, web-based platform that seamlessly integrates content creation, digital textbooks and courseware. Version 3.0 includes a revamped and much more intuitive content authoring interface with extensive use of drag-and-drop, much more powerful assessment/grading functionality that includes assignments, question banks, quizzes, exams, self-assessments and flash cards, as well as enable student-to-student, teacher-to-student, and group-to-group sharing of messages, notes, annotations, content and bookmarks in real time, all within a single virtual classroom. As with previous generations, authors and instructors will be able to create their own content, upload content from publishers and from open source collections, such as YouTube and the Encyclopedia of Earth, and to selectively organize that content for use in multiple classrooms and/or textbooks.

Trunity’s LiveCross™ Publishing technology enables instructors and authors to easily update in real-time and share that content with their peers. With the upcoming version 3.1 release, Instructors will also be able to form and moderate virtual study groups or allow students to self-organize into groups. The result is the Web’s most powerful content customization platform for education. The Trunity eLearning Platform also will provide a more flexible core technology framework based on the latest technologies, allowing much broader coverage for functionality accessible via API, and increasing its development of new features and functionality. Courseware such as self-assessments, quizzes, assignments and gradebooks are elegantly integrated with the content to create a robust classroom experience.

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

In early July of this year, Trunity unveiled details relating to our new transformational learning platform, titled MindBenders™ Educational Learning Series, which will be available for purchase exclusively through the Trunity eLearning Platform. Developed by Trunity and directed by reality-based science television producer Brian Leckey, MindBenders™ is comprised of a 25-episode series of educational, reality-based shows created and hosted by learning expert Michael DiSpezio, MindBenders™’ Chief Scientist and noted educational author, television host and stage edutainment performer, and co-hosted by fellow MindBenders™ and internationally recognized science TV hosts Tory Belleci, Kari Byron and Grant Imahara. The series features an accompanying education classroom website where teachers and students can collaborate, MindBenders™ Lab Kits for in-classroom experiments and MindBenders™ Challenges. MindBenders™ is available exclusively through the Trunity eLearning Platform and Knowledge Exchange. Featuring professional production and broadcast quality coupled with special effects, animations and rich graphics, each MindBenders™ show instantly and effortlessly captures student attention with a motivating visual that sets the scene for further learning. From catapult launches to human glow sticks, these engaging hooks are delivered in terms of sophistication-appropriate coverage that has emerged from established grade level standards and are aligned with the vision of Common Core. Each MindBenders™ episode culminates with a hands-on project or minds-on application, called MindBenders™ Challenges, that extends the learning experience. Students may be challenged to construct devices, engineer solutions and apply what they have learned, or further enrich their understanding by assuming the role of scientist, mathematician or engineer.

MindBenders™ will offer students and educators across the globe the opportunity to actively engage and benefit from enhanced, reality-based learning experiences focused on science, technology, engineering and mathematics (STEM); and the series is designed to meet the Next Generation Science Standards (NGSS) in the United States. For established and fixed curriculums with insufficient coverage of NGSS or those programs that lack an adequate engineering module, MindBenders™ individual learning objects can be integrated into the current offering. There is no need for educators to invest in a complete new NGSS curriculum; instead by enriching class coursework with a collection of MindBenders™ all the requirements will be addressed with a more complete scope and sequence. In addition, teachers searching for more thorough coverage can address identified gaps by offering up an episode of MindBenders™ assembled around specific themes, subject disciplines or dimensions of learning. MindBenders™ also provides parents who choose to home school their children with a powerful set of home teaching resources that they need for properly teaching in the digital age, leveraging mobile devices and tablets to transform the home learning experience.

We are also working on our enterprise and training solution and based on the recent licensing agreement executed on with Visual Collaboration Innovations, Inc. (“VCI”) of Phoenix, Arizona to manage and deliver VCI’s content to end users in the healthcare market we are optimistic that our platform has the ability to continue to provide a competitive advantage to companies similar to VCI which are looking for platform with similar capabilities as ours.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of September 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first nine months of fiscal 2014. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first nine months of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we raised gross proceeds of $761,025 through the sale of 4,629,052 shares of our Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Of these shares, 153,110 were purchased by our interim CEO and CFO, Nicole Fernandez-McGovern for a total investment of $24,000. In addition, two Directors made the following investments: 159,490 shares which were purchased by Les and Debra Anderton for a total consideration of $25,000 and 303,030 shares were purchased by the Maytiv Foundation, of which Ivan Berkowitz is the president, for a total consideration of $50,000. Each investor also received a five-year warrant to purchase one share of common stock for every four shares purchased at an exercise price of $0.50 per share. In addition, in March 2014, we borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note bearing interest at 10% per year. This note was converted effective July 1, 2015 for 606,061 common shares at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above. We incurred $25,451 of securities and debt issuance costs and issued 127,256 warrants representing commissions paid to broker-dealers who assisted with these transactions and repurchased 768,712 shares of common stock for $76,871 ($.10) per share) from our former CEO in connection with these transactions. The net proceeds of this offering were used for working capital.

In July and August 2014, we borrowed from accredited investors and related parties $52,500, pursuant to six-month convertible promissory notes bearing interest at 14% per year. The notes are convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above. Of these notes, $7,500 of the principal amount were purchased by our interim CEO and CFO, Nicole Fernandez-McGovern, $10,000 by Director Les Anderton and $10,000 by Director Ivan Berkowitz. We incurred no commission costs in connection with these transactions. The net proceeds are being used for working capital purposes.

In September 2014, we raised gross proceeds of $100,000 through the sale of 606,061 shares of our Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. We also raised $175,000 of proceeds, pursuant to the sale of Series D convertible debentures bearing interest at 10% per year. The notes are convertible at $.165 per share with the same warrant consideration as for the shares privately sold as set forth above. Of these notes, $35,000 of the principal amount were purchased by our interim CEO and CFO, Nicole Fernandez-McGovern. We incurred no commission costs in connection with these transactions. The net proceeds are being used for working capital purposes.

On November 6, 2014, we entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which we sold to Peak for $112,500 a convertible debenture (the “Peak Debenture”) in  the principal amount of $125,000.  (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”).  Pursuant to the Peak Debenture, we agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum.  We have the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest.  Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”)  into shares of Common Stock, at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20) trading days immediately preceding the date of conversion of the Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events).  In connection with the Peak Agreement we paid issuance costs of $10,000 and issued 137,500 shares of Restricted Stock to cover the expenses incurred and analysis performed by Peak in connection with the transaction.

In October and November 2014, we borrowed from accredited investors and related parties $110,000 pursuant to the issuance of six-month Unsecured Redeemable Debentures that will pay interest during the Debenture term in the total amount of 15% of the principal amount. We issued to each investor a four-year warrant to purchase shares of the Company’s Common Stock (one warrant share for each dollar of the investment amount) at a price of $0.15 per share, resulting in the issuance of warrants to purchase 110,000 shares.  In addition, we issued to each investor a warrant (the “2015 Warrant”) to purchase shares (one 2015 Warrant Share for each dollar of the investment amount) at a price to be determined equal to 50% of the price per share of a contemplated 2015 Company equity offering. We incurred no commission costs in connection with these transactions.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

We have defaulted on our obligations to pay $215,300 Canadian (US$195,342) in convertible debentures due on July 25, 2014. The total amount due on these debentures, including accrued interest is $256,042 Canadian. In addition, we have defaulted on our obligations to pay $200,000 principal amount of debentures due August 15, 2014. The total amount due on these debentures, including accrued interest, is $240,000. We have also defaulted on our obligations to pay $624,372 principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest, is $749,246. We have negotiated restructured terms with the majority of the debenture holders and are attempting to complete the formal restructuring of these debt obligations; however, there can be no assurance that these negotiations will be successful. Four of the five holders of Canadian debentures have not responded to the Company; hence their accrual has been increased to 12% default interest per the agreement for the time being. We believe that the negotiations will result in successful restructuring; however, if they are not successful, we could be materially adversely affected. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

Item 5. Other Information

On August 11, 2014, the landlord of our former corporate offices in Portsmouth, NH declared us in default based on our failure to pay rent and other charges due since July 2014. We  vacated the premises on August 22, 2014, and moved our office to smaller, less expensive premises in the neighboring area.  Past due amounts owed on the lease through the date of surrender of the premises total approximately $51,000.  Total payments from surrender through the end of the lease would be approximately $900,000.  We are attempting to negotiate a settlement of the lease with the landlord based on an offset for the fair market rental value of the premises and a discount to present value, as well as a discount based on the  our precarious financial condition,   No legal demands have been filed by either party.  The Company has recorded total liability of $100,000 to cover its exposure based on the lease, an amount equal to its pending settlement offer to the landlord.  There can be no assurance that settlement of this lease will not have a material adverse effect on us.

Item 6. Exhibits

Exhibit Number	Description
10.15	Securities Purchase Agreement dated as of November 6, 2014, between the Company and Peak One Opportunity Fund, L.P.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Date: November 25, 2014	By:	/s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.15	Securities Purchase Agreement dated as of November 6, 2014, between the Company and Peak One Opportunity Fund, L.P.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial and Accounting Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **