Form 10-K
period 2014-12-31
Trunity Holdings, Inc.
filed 2015-04-15
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _________ to _________
Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

12555 Orange Drive, Suite 267 Davie, Florida	33330
(Address of principal executive offices)	(Zip Code)

(866) 723-4114
(Registrant’s telephone number, including area code)

1 New Hampshire Avenue, Suite 125 Portsmouth, New Hampshire
(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐ NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐ NO   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     YES  ☐ NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,428,571.

As of April 15, 2015, the registrant had 54,803,131 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUNITY HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

PART I

ITEM 1. BUSINESS

General

Trunity Holdings, Inc. (“Trunity,” “Company,” “we,” “us”, or “our”) is a Delaware corporation headquartered in Davie, Florida. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Davie, Florida, has pioneered a collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform (the “Platform”) – which provides an end-to-end solution for the rapidly growing digital textbook, eLearning and enterprise training marketplaces.

As a result of the Platform’s innovative multi-tenant cloud-based architecture, Trunity has enabled transformational classroom learning, allowing content from multiple sources to be assembled by instructors into customized living digital textbooks – Trubooks™ – and courseware all delivered with real-time updates directly to the student on any Internet-enabled computer or mobile device.

The Trunity eLearning Platform (the “Platform”) has five unique features:

1)
Modular Digital Content: It converts text and rich media content into discrete, coherent packages of information. This “modularization” enables every piece of content to be utilized in a customized fashion by an unlimited number of instructors, authors and course developers.

2)
Real-Time Content Creation: Content on the Platform can be updated in real-time; a change made to a base version of a chapter, lesson or assignment is instantly ”pushed” to all users. In addition to these attributes, the Platform is a cloud-based technology that is agnostic as to device and operating system.

3)
Customizable Content: Modular LiveCross™ published content creates an unprecedented ability for instructors and course developers to customize both the nature of the content they choose, and the sequence in which that content is presented to students.

4)
Collaborative Learning Environments: Trunity’s LiveCross™ publishing feature enables instructors and course developers to easily share and discover content on the Web or in the Trunity Knowledge Exchange, and to pull that content into their courses with a few simple clicks. Integrated social learning features enable instructors and students to easily exchange information inside Trubooks™.

5)
Tightly Integrated Learning Management: Trunity tightly integrates tests, quizzes and assignments within the context of the content inside of Trubooks™, providing a much more integrated and streamlined learning experience than competing solutions that separate textbook content from learning management functionality.

The Trunity Knowledge Exchange can deliver quality content from various sources, including traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners.

The Trunity eLearning Platform currently hosts a growing community of textbook authors and instructors in higher education and K-12, who use the Platform to deliver their classes. We have entered into an agreement with the National Council of Science and the Environment (NCSE), a not-for-profit organization that engages scientists, educators, policy-makers, environmental managers, government agencies, conservationists and business leaders in programs that foster collaboration between diverse institutions and individuals creating and using environmental knowledge to make science useful to policies and decisions on critical environmental issues. Both Trunity and NCSE will be co-marketing the Trunity eLearning Platform to the over 2,500 authors currently accessing the Encyclopedia of the Earth. The Trunity eLearning Platform also hosts the Encyclopedia of the Earth an award-winning, open source collection of over 8,000 peer-reviewed educational content modules contributed by several thousand content experts made up of many of the world’s top scientists and educators. In addition, we host the collection on Climate Adaptation and Mitigation E-Learning (CAMEL), an open source educational project funded by the National Science Foundation, which also serves as core content contributors to the Trunity Knowledge Exchange. Educators can readily LiveCross™ publish content modules from the Encyclopedia of Earth and CAMEL into customized Trubooks™ for their students.

We have customers both domestically and internationally, as we have won a significant national project in the Ukraine and now have a significant customer in the Middle East, with anticipated expansion into other regions internationally in 2015. We believe that our cloud-based Platform, which tightly integrates expert validated learning content with learning management, has the capability to disrupt the traditional education marketplace.

Content modularization capabilities allow our products to be mixed and matched and purchased in whole or in part. Our core products are in production and operational, and are currently in use by a growing number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” endorsements from satisfied users, will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability at any time in the foreseeable future.

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

Connecting these components is an integrated core that includes identity/profile management, knowledge taxonomy management, content exchange, ecommerce, and search functionality. Depending on the application, all or any subset of the functional components can be deployed for a specific customer solution. Also, the Platform can be used as a stand-alone solution or may be integrated with existing data systems. Ultimately, our strategy is to treat all components of content within the system as assets – from textbooks and lectures to assignments and exams – all of which may be shared, modified and re-used effortlessly on a per-permission/policy/fee basis via Trunity’s integrated publishing and ecommerce infrastructure.

Content

The Platform brings authoring, peer review and publishing workflow 100% online, allowing subject matter experts, publishers, teachers and schools to contribute content and create and assemble various types of educational products from all types of digital media, including text, video, dynamic illustrations, HTML-based applications, lesson plans and exams, among other types of multimedia. Product modularization capabilities improve the reusability of individual modules for a variety of purposes. Modules from various sources can be combined to create customized Trubooks™ and courseware.

Learning Management System (LMS)

In addition to its robust content capabilities, our Platform facilitates learning for both 100% online and blended educational environments. With many features found in existing learning management system (LMS) platforms, the Platform allows teachers to manage their course schedules, administer exams and quizzes, provide and grade assignments, and more. The Platform also allows students to collect all their grades, submit assignments and projects, and maintain them in a personal online profile. In addition, future ePortfolio functionally will enable students to share selected items (such as projects) with other classmates or with potential employers.

Social Collaboration

The Platform enables collaboration with several social networking features in the form of student-to-student, student-to-teacher or teacher-to-teacher interaction. Collaboration has been shown to greatly aid the learning process for students, as well as instructors. Whether it is the ability to rate content or add comments, the Platform is designed with the understanding that education works best when communication flows freely and person-to-person interaction is enabled. With this level of communication, course material and Trubooks™ can be updated in real-time if/when new information becomes available. Students can also see a list of their colleagues that are taking courses with them. This fosters a sense of community for students from day one, whether the class is on campus or online.

Trunity Knowledge Exchange

The Trunity Knowledge Exchange allows content on the Platform to be purchased in whole or in part. It allows content to be mixed and matched into customized Trubooks™ and courseware. Customized courseware can be added to the Trunity Knowledge Exchange or made available in private communities powered by the Platform. Automatic royalty tracking keeps track of payments to the original authors and curators according to the value of their contribution. When the original content source is updated, all instances of where that content is used within the Trunity Knowledge Exchange receive the update. Purchased content may also receive updates according to publisher mandate and user opt-in functionalities.

Key Differentiation

Key value propositions provided by the Trunity eLearning Platform include:

Transforming the world of publishing by:

●	bringing authoring, peer review and publishing workflow 100% online;

●	reducing time, environmental impact, and cost to produce and deliver;

●	driving the shift to modularized content to broaden its application and audience;

●	giving individual expert authors the tools and market place to share their knowledge;

●	enabling real-time content updates; and

●	providing authors a much higher percentage of the royalties from their work.

Transforming education and student engagement by:

●	giving teachers the ability and flexibility to create and recombine content to deliver customized learning experiences, and

●	making content searchable by popular metrics and standards.

Transforming access to knowledge and learning by:

●	leveraging our cloud-based Platform which provides access anytime, anywhere, on any device in the connected world;

●	delivering fully functionality online and offline use through the Trunity Mobile app; and

●	providing equal opportunity access to learning resources from the best and brightest authors and educators.

The traditional publishing model lags in its timeliness to market and in its ability to remain up-to-date. Printed textbooks typically only survive between three to five years before being considered out-of-date. Moreover, for dynamic subjects such as environmental science, biology, engineering, medicine, economics, law and political science, many of these textbooks are dated and factually inaccurate by the time they are published and in use by students. Also, single authoritative sources and the standardization of content do not address localization, differences in learning and teaching styles, or offer the breadth of voice that is a major requirement of the Common Core standard.

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

The Trunity eLearning Platform encourages and supports peer-review processes. Experts from around the world, who wish to contribute content and author on the Platform, can go through an approval process where their credentials are verified. Once approved, these experts, under their own names, may author and peer-review in the areas of their expertise. They may publish any size of resource – from an entire book to a module containing a single learning concept – and make these available for purchase in whole or in part via the Trunity Knowledge Exchange.

This content is then selected by teaching professionals to be incorporated into a Trubook™ or a course that is assembled as desired. Authors are able to see how their content is being used and to view comments, and author updates are available immediately. When the original content source is updated, all instances of where that content is used within the Trunity Knowledge Exchange receive the update, as well. Purchased content within a student’s lifelong personal library may also receive updates according to publisher and author updates and content enhancements. Royalty tracking keeps track of payments to the original authors and curators according to the value of their contribution each time a content module is purchased by or on behalf of a student. Trunity retains 30%-50% of the revenue, paying content contributors between 50%-70% as a royalty.

The flexible multi-tenant nature of the Trunity eLearning Platform allows every customer instance to be customized, organized and branded according to the customer’s needs, while allowing content to be dynamically shared within and between organizations, as described above. The Trunity eLearning Platform allows many types of inter- and intra-organization topologies to be created and dynamically updated, serving and keeping current with the evolving needs of customers. This functionality enables the creation of new and innovative solutions for customers such as K-12 schools, universities, textbook publishers, government agencies educational ministries and businesses; and is the basis for Trunity’s integrated ecosystem-centric solution, as described below. To our knowledge, the above-described functionality is not currently provided by any of our competitors.

Trunity Solutions and Applications

Trunity has developed a highly differentiated patent-pending technology platform that integrates multiple web services in one fully hosted solution to capture, publish and socialize content. We believe that the unique architecture and capabilities of the Trunity eLearning Platform enable new and innovative solutions and applications to be created to address longstanding problems and unmet needs within the education marketplace, some of which are described here. All items below, except for those specifically noted as “soon to be launched,” are currently available and in use.

The core Trunity eLearning Platform is offered to customers on a Software-as-a-Service (“SaaS”) licensing basis. Trunity also offers the Trunity Knowledge Exchange store (both Trunity-branded and white-labeled) and ecommerce functionality for purchase and sale of content (Trubooks™, learning objects, etc.). In addition, Trunity provides professional services for customization, branding and deployment of customer solutions. Trunity also consults partners that provide professional services and/or provides the Trunity solution to customers on a white-label basis.

Trunity leverages these conditions by offering a collaborative knowledge management and publishing platform that dynamically brings together educational content from multiple sources with learning management functionality to deliver a fully integrated solution into the classroom.

Course material or Trubooks™ can be created from a wide array of content types. These content types include:

●	Imported digital content from traditional textbook publishers;

●	Digital interactive textbooks created by authors using the Trunity eLearning Platform;

●	Custom courseware integrated by professors and instructors; and

●	Crowd-sourced content (e.g., from repositories such as Encyclopedia of the Earth).

In addition to traditional print content, the Trunity eLearning Platform supports multimedia files, teaching resources and personalization tools, such as note-taking and comments specifically tagged to the content. Content may be readily integrated into various types of applications, including Trubook™, courseware and learning management. The Platform also enables third party learning management tools to be integrated into its solution, as well.

Textbook Authoring

The textbook market in higher education and K-12 is facing a significant transformation. As technology allows information to be created, updated and distributed more rapidly, we believe that the seemingly glacial pace of creating, publishing and delivering printed textbooks will soon become outmoded. What is needed is an approach that takes advantage of low cost computers and tablets, along with increasing availability of high bandwidth that enable more information to live in ‘the cloud.’ At the same time, there is a strong desire from educational institutions to tightly integrate learning content with learning management functionality, which previously has been delivered as a separate standalone solution.

Trunity provides next-generation online collaborative textbook authoring tools for authors (as well as publishers who wish to use this capability). Authoring can be done on a more traditional workflow basis, or it can be done on a collaborative crowd-sourced basis, complete with integrated peer review and editorial quality control. Schools, professors and course curators can use complete textbooks as the basis for courses, or they can mix-and-match a la carte content from multiple textbooks to provide highly customized and/or personalized learning experiences. All delivery platforms, including Windows, MacOS, iOS, Android and Kindle, are currently supported on the transformative Trunity eLearning Platform.

Authors/publishers control rights for their content, and, when a user within the system wishes to use the content (either through Trunity’s integrated LiveCross™ Publishing toolbar or via the Trunity Knowledge Exchange), the system automatically mediates the transaction and charges/distributes payments. (Authors/publishers set sharing policies in the interface when they publish content, which includes “for free,” “by permission only,” or “for a fee.” Authors/publishers keep 50%-70% of the fee as part of their royalty payment, while Trunity retains 30-50% of the transaction fee depending on the agreement or relationship with the author or publisher.) Users can pull content in this manner from multiple sources, mixing and matching content to create Trubooks™ and courseware, which in turn may be deployed and resold to other users, with the original authors automatically compensated through the system whenever and wherever their content is being used.

Content Collections

Trunity also supports the creation of knowledge collections via crowd-sourcing of educational knowledge from subject matter experts. Content is reviewed, approved and organized via online peer and editorial review processes, combining the efficiency of crowd-sourcing with the quality assurance of traditional publishing methods. This content is searchable and accessible publicly and can easily be integrated into digital textbooks and courseware (as well as other content collections).

Trunity’s patent pending LiveCross™ publishing technology allows easy exchange of content (by permission or for a fee) between any two customers using the Trunity eLearning Platform, and ensures that the author updates get automatically implemented wherever it is being used. This functionality assures that the content never goes stale or out-of-date, no matter where and how it is used; and saves schools and organizations the often massive cost of keeping content up-to-date.

Course Creation & Collaboration

With the Trunity eLearning Platform, courses can be created by leveraging content from textbook publishers, which can then be organized and customized by departments or instructors. Built-in navigation enables content to be organized into multi-layered modules or chapters, creating unified courseware that is fully integrated with the core online Trubook™ content.

Proprietary Content Creation: MindBenders Educational Learning Series™

In July 2014, Trunity unveiled details relating to our new transformational learning content, titled MindBenders Educational Learning Series™, which is available for purchase exclusively through the Trunity eLearning Platform. Developed by Trunity and directed by reality-based science television producer Brian Leckey, MindBenders™ is comprised of a 25-episode series of educational, reality-based shows created and hosted by Michael DiSpezio, MindBenders’™ Chief Scientist; and co-hosted by fellow MindBenders™ and internationally recognized science TV hosts Tory Belleci, Kari Byron and Grant Imahara. The series features an accompanying education classroom website where teachers and students can collaborate, MindBenders™ Lab Kits for in-classroom experiments and MindBenders™ Challenges.

Featuring professional production and broadcast quality coupled with special effects, animations and rich graphics, each MindBenders™ show instantly and effortlessly captures student attention with a motivating visual that sets the scene for further learning. From catapult launches to human glow sticks, these engaging hooks are delivered in terms of sophistication-appropriate coverage that has emerged from established grade level standards and are aligned with the vision of Common Core. Each MindBenders™ episode culminates with a hands-on project or minds-on application, called MindBenders™ Challenges, which extends the learning experience. Students may be challenged to construct devices, engineer solutions and apply what they have learned, or further enrich their understanding by assuming the role of scientist, mathematician or engineer.

MindBenders™ offers students and educators across the globe with the opportunity to actively engage and benefit from enhanced, reality-based learning experiences focused on science, technology, engineering and mathematics (STEM); and the series is designed to meet the Next Generation Science Standards (NGSS) in the United States. For established and fixed curriculums with insufficient coverage of NGSS or those programs that lack an adequate engineering module, MindBenders’™ individual learning objects can be flawlessly integrated into the current offering. There is no need for educators to invest in a complete new NGSS curriculum; instead, by enriching class coursework with a collection of MindBenders™ all the requirements will be addressed with a more complete scope and sequence. In addition, teachers searching for more thorough coverage can address identified gaps by offering up an episode of MindBenders™ assembled around specific themes, subject disciplines or dimensions of learning. MindBenders™ also provides parents who choose to home school their children with a powerful set of home teaching resources that they need for properly teaching in the digital age, leveraging mobile devices and tablets to transform the home learning experience.

Ecommerce

Our ecommerce functionality is designed to track all sales and reimburses authors, publishers and distributors accordingly. In addition, our white-labeled ecommerce functionality allows educational institutions and learning solution providers to integrate Trunity-powered content purchases into their own offerings.

Solutions for Enterprises

The same platform that enables a new style of learning environment for classrooms also serves business enterprises. Trunity enables companies to educate and engage their customers, business partners and employees. Companies and their customers converse through forums, with customers sharing experiences and establishing best practices. Companies can also solicit feedback with surveys and forums. Business partners can take exams to become certified to sell a company’s products, and employees can share project information, HR policies, training materials and more – all by leveraging Trunity’s content management capabilities. As with the education market, all of this is provided in a Software-as-a Service (“SaaS”) environment, freeing the corporate IT groups to focus on mission critical applications.

In October 2014, Trunity teamed with Visual Collaboration Innovations, Inc. (“VCI”) to enable and enhance ubiquitous online knowledge sharing and collaboration between doctors, patients and other healthcare industry stakeholders. As a recognized global expert in engineering turnkey visual collaboration solutions for the healthcare market, VCI helps companies, organizations and individuals create connections by streamlining accessibility of information through modular applications, tools and resources that can be configured into a single holistic program built on a single proprietary framework. Current VCI clients include:

●
Convergence Health, a global provider of healthcare solutions, technology and consulting services that enable organizations to achieve greater efficiency, inspire engagement with consumer-centric applications, and improve health outcomes;

●
Zoom, the cloud meeting company, unifies cloud video conferencing, simple online meetings, and group messaging into one easy-to-use platform; VCI has an exclusive OEM license to deploy Zoom within the healthcare field, and is integrating Zoom with the Trunity platform; and

●	Segura Caixa Adeslas: VCI is leveraging the Trunity platform to provide healthcare training and information to up to 25,000 nurses with Segura Caixa Adeslas’ network in Spain.

Pursuant to the terms and conditions of the Hosted API License Agreement, VCI has licensed Trunity’s proprietary, backend Application Programming Interface (API) to deliver and make accessible content to its clients. Trunity will also host the API and share in quarterly revenues generated by VCI from use of its API.

Trunity eLearning Platform 2.0

Under development for over a year, we released version 2.0 of the Trunity eLearning Platform in late 2013. This release constituted the largest single release to date and provided us with a next-generation technology foundation with powerful new programming and scalability features. Key components include a next-generation content engine based on highly flexible and scalable NoSQL database technology, as well as a robust new Java-based Application Programming Interface (API). New functionality included in this release was an easily customizable publishing workflow, extensible standards tagging framework (includes Common Core alignment), automatic reading level tagging, and self-assessment, among other new features.

The 2.0 release has allowed us to augment our Platform with meta-tagging capabilities that allow content to be categorized and aligned to various educational standards such as Common Core. This allows authors, curriculum developers and teachers to find and pull together (via Trunity’s LiveCross publishing technology) different content modules to create Trubooks™ and courses customized for specific curriculum standards and differentiated student learning needs. In particular, the Common Core framework built around the concept of modularized content – adopted by 46 out of 50 states for their K-12 curriculum – has presented unique challenges that traditional textbook publishers have been ill-equipped to address with their monolithic textbook publishing model. As federal funding is often tied to the adoption of these standards and corresponding learning outcomes, we believe that we are well positioned with both the school districts and traditional publishers that have adopted the Common Core standards.

Trunity eLearning Platform 3.0

In mid-2014, we announced plans to release our next generation architecture for the Trunity eLearning Platform. Version 3.0, which incorporates several new highly innovative technical frameworks enabling faster and more robust development, weds a new mobile app, branded as Trunity Mobile, with a major enhancement of our content creation and courseware technology, bringing to market a suite of leading edge experiences for teachers, students, authors and publishers. Version 3.0 includes a much more robust user interface, as well as a broad range of new features and functionality that further extend Trunity’s technological lead in the global education technology marketplace. In fact, version 3.0 is designed to help realize Trunity’s vision for a unique eLearning platform, a single web-based platform that seamlessly integrates content creation, Trubooks™ and courseware, teacher-to-student and group-to-group sharing of messages, notes, annotations, content and bookmarks in real-time – all within a single virtual classroom.

Specifically, new features in 3.0 that should serve to definitively differentiate our Platform include a series of major enhancements to existing functionality relating to the delivery and engagement of quizzes, exams, self-assessments and assignments. In addition, we will be introducing flash cards, book and course level store ecommerce integration and reporting, and much more robust highlighting and note-taking capabilities. In addition, version 3.0 will deliver greatly enhanced personalization capabilities that will permit teachers to better assess a student’s learning progress in relation to his or her class peers and allow them to customize learning experiences, instructional approaches and academic support strategies to meet individual learning needs. It is our belief that version 3.0 will serve to meaningfully contribute to the academic success of each student on our Platform, providing for much more efficient and productive student/teacher engagement. As with previous generations of the Platform, authors and instructors will be able to create their own content, upload content from publishers and from open source collections, such as YouTube and the Encyclopedia of the Earth, and to selectively organize that content for use in multiple classrooms and/or as components of Trubooks™.

We released a beta version of 3.0 for general availability in the fall of 2014 and have scheduled the full release to occur in the second quarter of 2015. Additional enhancements to the Platform, in the form of version 3.1, are expected to be released for general availability in the fourth quarter of 2015.

Trunity Mobile

In the third quarter of 2014, we also released our new mobile app, Trunity Mobile, available as a free download to current Trunity student and educator users from the Apple App Store for iOS mobile devices. Trunity Mobile features dynamic, rich media content (audio, video, images, animations, etc.) that engages students and improves learning outcomes. In addition, highlighting and note-taking capabilities are complemented by powerful and intuitive search, automatic content updates and alerts, familiar swipe, tape and pinch/zoom behaviors and a comprehensive, interactive glossary. The key competitive differentiator of our mobile app is that it enables downloads of select content or complete Trubooks™ for offline use, which precisely mirrors the online experience. This unique capability makes Trunity the first educational technology company able to provide a mobile eLearning platform capable of delivering truly interactive functionality for both online and offline use.

In the second quarter of 2015, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android and Windows 7 desktop. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads by mobile device users on Windows 8 and 10 operating systems (and potentially Google Chrome) are scheduled to be released late in the fourth quarter of 2015.

Trunity Store

Trunity launched its revamped and greatly enhanced Trunity Store in time for the start of the Winter Quarter/Spring Semester 2015. In addition to providing a much enhanced user interface and full responsive design for purchase via mobile phones, the new store ensures that students are guided to purchase the correct custom Trubook™ course that they are taking, allows single use vouchers to be sold at campus bookstores that can be redeemed at the Trunity Store, much improved store management, reporting, and analytics, along with a number of other new and improved features. The new Trunity Store is also designed for tight integration with the Trunity 3.0 Platform when this is released in the second quarter of 2015.

Global Growth Strategy

Trunity has both a viral and a more traditional sales/partnership marketing strategy. The value of the Trunity community grows with each additional customer that adopts the Trunity eLearning Platform, driving increased traffic, content and collaboration possibilities to other users on the network. Trunity is also partnering with significant system integration firms and channels to deliver digital content to schools in the United States and around the world. Trunity is also the beneficiary of many grants and partnerships with organizations including the National Science Foundation (“NSF”) and National Aeronautics and Space Administration (“NASA”), and leverages those to further its business.

Ukraine

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine government’s Open World National Project (the “Project”) to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students. In connection with the transaction, we entered into a share purchase agreement and a project agreement providing us with a 15% stake in EDUCOM, a Ukrainian limited liability company (the “JV Company”); and the JV Company entered into a license agreement with us whereby we provided the JV Company with a five-year renewable license to use our Platform in exchange for a license fee of $400,000, of which $100,000 was paid upon signing and the $300,000 balance was paid in April 2013. We expect to generate additional revenue from the Ukrainian joint venture, above and beyond the initial license fee, through the sale of content from the Trunity Knowledge Exchange and from the Ukrainian Knowledge Exchange to be established by us in connection with the venture, however we have yet to generate any such revenue and there can be no assurance that we will ever do so.

It is important to note that the political unrest that has taken place in Ukraine since February 2014, resulting in the Ukrainian parliament voting to dismiss the country’s president, Victor Yanukovych, and the Russian annexation of Crimea, has created uncertainty as to the viability of the Ukraine government’s Project. In connection with the Project, we have on-boarded content to the newly developed Ukrainian Knowledge Exchange, which is expected to be initially rolled out to seventh graders, followed by a phased two-year deployment to ultimately reach all 1.5 million students in grades five through nine. The launch of the Project is currently on hold; however, Trunity is poised and ready to proceed with the initiative as soon as the Ukrainian government is ready to proceed with the Project. In recent discussions with Ukraine’s Ministry of Education, the Ministry indicated that while it is unlikely they will resume the Project during 2015 due to budget constraints caused by the political instability in Ukraine, they believe that their finances will improve sufficiently to restart the effort in 2016.

Africa

On June 5, 2013, we completed a $3.575 million strategic financing led by Pan-African Investment Company (“PIC”), which was founded by Dick Parsons and Ronald Lauder. Parsons and Lauder formed PIC to identify, invest in and provide solutions that effect growth and development in Africa. In addition to the investment, we entered into an agreement on June 12, 2013, appointing PIC as our exclusive sales agent in Africa.

According to the United Nations Educational, Scientific and Cultural Organization (“UNESCO”), 10,000,000 children drop out of primary school every year in sub-Saharan Africa. Even those fortunate enough to complete primary school often leave with literacy and numeracy skills far below their potential. In addition, there is a major shortage of trained teachers. As a result, in order to ensure that every child has access to quality education by 2015, sub-Saharan Africa will need to recruit an estimated 350,000 new teachers every year. Further exacerbating the strain on education systems in Africa is the fact that the continent has the highest concentration of illiterate adults in the world.

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

Consequently, we anticipate establishing a strong presence in Africa as part of our strategy to bring our Platform to the African people.

Middle East

The Ambient Insight Regional Report, which covers the Middle East market for eLearning products and services, suggests that there are three major catalysts that are driving accelerated adoption in the region: the mass countrywide content digitization efforts in schools; the large scale deployment of tablets in academic segments; and the accelerating adoption of eLearning in higher education. In fact, Persian Gulf countries are increasing their investment in education. In 2015, Saudi Arabia, for example, which has a young and growing population, has allocated $58 billion – more than a quarter of the country’s entire budget expenditure – to education and training (source: Saudi Arabia’s 2015 Fiscal Budget; www.jadwa.com). These initiatives are not the result of the Arab world playing catch-up with practices in the U.S. and elsewhere, but rather of using new learning technologies in innovative ways. Key to the success of these initiatives is exploiting the potential of the internet as a communications tool to link students with teachers and teachers with parents.

In the fall of 2014, Trunity expanded its international presence to the Middle East with the sale of over 6,000 Platform licenses to the Institute of Applied Technology (“IAT”), headquartered in Dubai, with the Trunity Platform currently in use at four different IAT campuses. The sale was accomplished in collaboration with our strategic partner, Houghton Mifflin Harcourt (“HMH”), and its Middle Eastern distributor, All Prints Distributors and Publishers. All Prints is the main supplier of textbooks and educational materials to the major universities, schools and educational institutes in the United Arab Emirates, Qatar, Kuwait, Oman, Jordan, Saudi Arabia, Bahrain, Syria and Lebanon.

U.S. Penetration of Pre-K-12, Colleges and Universities

As of the end of the 2010-2011 school year, the National Center for Educational Statistics reported that the number of public schools (K-12) in the United States totaled 98,817, private schools numbered 33,366, and colleges and universities totaled 7,021.

Our Trubook™ solution has seen strong adoption in the U.S. education market since its initial launch in the fall of 2012. The first Trubook™ authored on the Trunity eLearning Platform was deployed in the first semester of 2012 at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. This Trubook™ is now used in 20 colleges and universities, and five high schools, and has been sold to over 1,500 students. This increase in sales demonstrates a repeatable and scalable business model to be followed for the continued adoption of truly interactive books.

In addition to the continued organic author sign-ups, in 2014 we launched a large-scale author-teacher recruitment campaign, which is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoint and other learning resources) to be sold on the Trunity Knowledge Exchange. The campaign is anchored by Trunity’s participation in a number of well-attended industry conferences and trade shows, at which our Chief Education Officer, Dr. Cutler Cleveland, has, and will continue to, lead Trunity-sponsored seminars relating to “how-to-author” and the related benefits of authoring on the Trunity eLearning Platform. In addition, Dr. Cleveland and other members of the Trunity marketing team have, and will continue to host convenient, online webinars to reach and educate authors on the benefits of authoring on the Platform.

As of the end of 2014, we had thirteen Trubooks™ on the Platform, including one specifically geared towards professional trade certifications; and we have contracted with the authors of 14 new Trubooks™ that are currently in production, most of which are expected to be completed and ready for marketing to schools and universities for the 2015/2016 academic year.

Houghton Mifflin Harcourt

In early 2014, Trunity announced that we signed a Memorandum of Understanding with global education leader Houghton Mifflin Harcourt to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. Among the world’s largest providers of pre-K-12 education solutions and longest-established publishing houses, HMH combines cutting-edge research, editorial excellence and technological innovation to improve teaching and learning environments and solve complex literacy and education challenges. HMH’s interactive, results-driven education solutions are utilized by more than 50 million students in over 150 countries, and its renowned and awarded novels, non-fiction, children’s books and reference works are enjoyed by readers throughout the world.

As one of the world’s leading providers of research-based, technology-enabled education content and solutions, HMH will seek to leverage the robust scalability, rich multi-media, mobile capabilities, and intuitive cloud-based functionality of the Trunity eLearning Platform to provide increased access to its educational content in high growth international markets. Moreover both companies hope to leverage our combined strengths to provide an enriching educational experience for both students and teachers anywhere, anytime and on any connected device. It is anticipated that the Trunity eLearning Platform will integrate HMH’s quality content to provide a vibrant, interactive learning vehicle capable of delivering modular, customizable, real-time learning solutions through the cloud.

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

Ambient Insight reported that the worldwide market for mobile learning products and services, alone, reached $5.3 billion in 2012. With a compound annual growth rate of 18.2% for the next five years, it is estimated that the worldwide mobile learning market in 2015 will reach $8.7 billion and it will rise to $12.2 billion by 2017.

The North American market for online learning products will grow to $27.2 billion by 2016, up from the $21.9 billion reached in 2011, according to a 2014 report by Ambient Insight, titled “The North America Market for Self-Paced eLearning Products and Services: 2011-2016 Forecast and Analysis.”

With respect to the enterprise eLearning marketplace, based on statistics compiled by London-based IBIS Capital, market acceptance of eLearning has resulted in increasing use for both large and small companies, not only in the United States, but globally. Companies are now increasing their use of eLearning regardless of size, but nearly 42% of global Fortune 500 companies used technology during formal learning hours in 2013.

With the advent of tablet computing, the entire industry is undergoing a massive market swing to electronic publishing. Even so, many of the dominant publishers still follow a traditional approach to authoring, editorial reviewing, production and distribution of content; delivering e-textbooks that are essentially only flat, electronic versions of the physical textbook. This conservative “status quo” approach does little to reduce costs and time-to-market, and does not take advantage of powerful capabilities that the new technology medium is able to offer, presenting a major market opportunity for Trunity’s faster, less expensive, better integrated and much more powerful and dynamic solution.

Trunity disrupts this ‘status quo’ model with our modular, customizable content that is easily created and updated. In addition to disrupting the traditional publishing and distribution model (e.g., by crowdsourcing and peer-reviewing educational content from subject matter experts and allowing educators to create from this content custom virtual textbooks complete with learning management and collaboration functionality), Trunity’s “publishing marketplace” approach also provides traditional publishers a neutral “publisher-agnostic” channel to sell content into schools, whereby they can take advantage of the powerful functionality provided by the Trunity eLearning Platform. Based on increasing demand by customers for functionality (e.g., mixing and matching content from different publishers into customized curriculum, etc.) that most current publishers are unable to meet, we believe this will be an increasingly attractive option for publishers as well as a significant added market opportunity for Trunity.

Technology is not only changing the nature of textbooks and how they are published, but also nearly every other aspect of education – from online schools to digital classrooms, from flipped or blended classrooms to new, interactive teaching materials. In the U.S., studies note that today’s children are already tech-savvy by the time they reach kindergarten. In fact, an October 2013 study by Common Sense Media found that 38% of children younger than two used some type of mobile device; and 40% of families with children now have some type of tablet device in their homes. Consequently, children are being raised as “digital natives,” creating compelling opportunities to approach learning and literacy in ways never thought possible; and provoking school administrators and educators to rethink learning pedagogy and curricula to meet the needs of contemporary students.

Through adoption of the Trunity eLearning Platform, we believe our technology holds the power to engage students and educators, alike, in rich, compelling learning experiences that serve to develop more meaningful knowledge and skill development, particularly with problem-solving, creativity and critical thinking skills so highly desired in today’s global marketplace. Moreover, because our Platform offers the potential to increase access to educational resources and experts that extend learning beyond the capacities or limitations of individual schools or communities, Trunity has the power to change the paradigm of traditional teaching and learning; helping students of all ages, cultural backgrounds and geographic vicinities to take greater responsibility for their own educational destinies – exploring and engaging knowledge with unfettered curiosity, thus creating successive generations of lifelong learners.

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

●
Licensing Revenue – Trunity charges a per user subscription-based license fee for the use of our cloud-based software solutions, and collects a per transaction fee on any content sold to the licensees end-users via the Trunity eLearning Platform. We charge a licensing fee on a monthly basis in the commercial enterprise sector depending on the number of users and other factors, including bandwidth and storage requirements. We typically enter into a minimum of a one-year contract with both our educational and business enterprise customers.

●
Transaction Revenue – Trunity sells living digital textbooks (marketed as Trubooks™), lesson plans and other related content through our on-line Trunity Knowledge Exchange content store. With the exception of our proprietary content, such as our MindBenders Educational Learning Series™, we do not own the content; however, we make a margin of 30%–50% on all content sold through the Trunity Knowledge Exchange store. We expect this source of revenue to be a significant source of growth for the Company going forward.

●
Professional Services – Trunity provides specialized services and consulting to its customers. These services including data migration, and creative and engineering services required to utilize our software products effectively. We charge a competitive hourly rate based on the skill set and time commitment required by each customer.

●
Advertising Revenue – We have over approximately 1 million views per month during the school year on knowledge collection sites hosted on the Trunity eLearning Platform. Some of these sites are publicly available and host advertising provided through a well-known online search engine site.

Current and Potential Customers

Our customers include the authors who author on or sell their content via the Trunity eLearning Platform, National Council for Science and the Environment, Climate Adaptation and Mitigation E-Learning, numerous universities, colleges and high schools, and Internet providers, among others. We are aggressively pursuing new business opportunities, as we will need to substantially increase revenues in order to achieve and sustain profitability.

Research and Development

With the launch of the Trunity eLearning Platform 2.0 in 2013, we made the transition from development stage to full commercial operations. In 2014, we began development on the next generation, version 3.0, and the related Trunity Mobile app, which was released for mobile devices on the iOS platform in the fall of 2014. Ongoing development and implementation of key, new enhancements to the Platform and Trunity Mobile have progressed through the end of 2014; and in the second quarter of 2015, we plan the full release of 3.0 and the next release (version 1.2) of Trunity Mobile for use on mobile devices on the Android and Windows 7 operating systems.

Our research and development expenses were $892,092 and $838,925 for the years ended December 31, 2014 and 2013, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products and services, and develop new products and technologies that meet an expanding range of markets and customer requirements. In the development of new products and enhancements to the Trunity eLearning Platform, we use our own development tools extensively. We have traditionally relied primarily on the internal development of our technologies. Based on timing and cost considerations, however, we may in the future consider acquiring technology or products from third parties.

Intellectual Property

Trunity relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and invention agreements with its employees, independent contractors and clients to protect information that the Company believes is proprietary or constitute trade secrets.

Trunity has filed two patent applications (comprising eight unique concepts), which in 2012 were converted from provisional to full patent applications:

●
System and Method for Virtual Textbook Creation and Remuneration: United States Patent Application #13/585,948; filed August 15, 2012; inventors are Kevin H. Eaton, Halldor F. Utne, Joakim F. Lindblom; assigned to Trunity, Inc.

●
System and Method for Dynamic Cross Publishing of Content Across Multiple Sites: United States Patent Application #13/679,007; filed November 16, 2012; published July 4, 2013; inventor is Joakim F. Lindblom; assigned to Trunity, Inc.

We are working on additional patent applications that we expect to file in 2015. There can be no assurance that any of these patents will ultimately be filed and/or issued.

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have four trademarks registered or pending registration in the U.S.

Competition

Trunity faces substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Trunity’s principal competitors consist of educational publishing companies and open source platforms such as Pearson, McGraw-Hill, Blackboard and Moodle. These and other competitors may prove more successful in offering similar products and/or may offer alternative products that prove superior in performance and/or more popular with potential customers than our products. Trunity’s ability to commercialize its products and grow and achieve profitability in accordance with its business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Employees

As of March 31, 2015, Trunity had five employees, of which four are full-time and one is a part-time employee. None of our employees are represented by a labor union or subject to a collective bargaining agreement. Trunity also has over fifteen contractors and consultants, most of whom are full-time.

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

Need for Additional Funds.

We currently have enough cash on hand or commitments from investors to fund operations for approximately the next month. Consequently, we are in the process of raising substantial additional funds. Without such additional funds, we may have to cease operations. The Company will require substantial additional funding for its contemplated research and development activities, commercialization of its products and services and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay or scale back its activities or to cease operations.

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

Our executive officers and directors, as of March 31, 2015, beneficially own approximately 22.6% of the issued and outstanding Common Stock. Consequently, these shareholders may be able to determine the composition of the Board of Directors, retain the voting power to approve matters requiring shareholder approval and continue to have control over the Company’s operations. The interests of these shareholders may be different from the interests of other shareholders on these matters. The concentration of ownership could also have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control of the Company.

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

Risks Related to our Foreign Business

We are currently doing business or attempting to do business in several foreign countries, including Ukraine and Dubai, and we plan to expand our operations into many more countries, mostly in the Third World. While we believe that these international operations have a substantial profit potential, these operations are subject to significant additional risks not faced in our domestic operations, including, but not limited to, risks relating to political instability, armed conflict (particularly in Ukraine), legal systems which may not adequately protect contract and intellectual property rights, as well as risks relating to potential financial crises and currency exchange controls. There can be no assurance that these international risks will not materially adversely affect our business.

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

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock.

As a result of the Merger, the Company issued to the former Trunity shareholders 33,231,037 shares of the Company’s Common Stock. These shares are no longer restricted securities subject to Rule 144. The sale or availability for sale of substantial amounts of Common Stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of the Company’s Common Stock and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

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

On August 11, 2014, the landlord of our former corporate offices in Portsmouth, New Hampshire declared the Company in default based on its failure to pay rent and other charges due since July 2014. The Company vacated the premises on August 22, 2014, and moved its office to smaller, less expensive premises in the neighboring area. Past due amounts owed on the lease through the date of surrender of the premises total approximately $51,000. Total payments from surrender through the end of the lease would be approximately $900,000. The Company is attempting to negotiate a settlement of the lease with the landlord based on an offset for the fair market rental value of the premises and a discount to present value, as well as a discount based on the Company’s precarious financial condition. The space has been leased to a new tenant controlled by the Company's former CEO, Terry Anderton, effective January 1, 2015. No legal demands have been filed by either party. The Company has recorded total liability of $100,000 to cover its exposure based on the lease, an amount equal to its pending settlement offer to the landlord. There can be no assurance that settlement of this lease will not have a material adverse effect on the Company.

In September 2013, the Company executed a lease for office space located in Palo Alto, California. The lease commenced on September 1, 2013 with monthly payments of $600 per month and had a twelve-month term ending on August 31, 2014. The Company sublet a portion of the office in Palo Alto for $300 a month through the end of the rental term ending on August 31, 2014. Upon expiration of the lease term the Company vacated the property.

In September 2014, the Company executed a lease for office space located in Portsmouth, New Hampshire. The lease commenced on September 1, 2014, with monthly payments of $3,000 per month on a month-to-month term. The Company vacated the property as of January 31, 2015. In April 2015, the Company executed a lease commencing on May 1, 2015, for office space located in Davie, Florida for its corporate offices. The lease has monthly payments of $954 per month for a six-month term and has an option to extend the lease for another six-month term.

ITEM 3. LEGAL PROCEEDINGS

In February 2012, Trunity and the Company’s former CEO, Terry Anderton, were served with a complaint filed by an ex-Trunity, employee, William Horn, in the Nashua, New Hampshire, Superior Court. The plaintiff served as Executive Vice President of Marketing & Business Development from March until August 2011 at an annual salary of $100,000. He asserted whistleblower status and alleged that he was wrongfully terminated because of his allegations that the Company had violated securities, tax and employment laws. The complaint sought unspecified damages under the New Hampshire Whistleblower Act and common law, including reinstatement, back pay and attorney’s fees and costs. In May 2012, the Company responded to the complaint by denying all material allegations and filing a counterclaim against the plaintiff for breach of contract, tortious interference with contractual and business relations, breach of fiduciary duty and violation of the Uniform Trade Secrets Act. Substantial discovery was taken.

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

The following table shows the high and low closing prices for the periods indicated:

Quarter ended	High	Low
March 31, 2015	$0.12	$0.07
June 30, 2015( through April 13, 2015)	$0.10	$0.09

Quarter ended	High	Low
March 31, 2014	$0.32	$0.17
June 30, 2014	$0.24	$0.15
September 30, 2014	$0.20	$0.05
December 31, 2014	$0.18	$0.05

Quarter ended	High	Low
March 31, 2013	$0.85	$0.80
June 30, 2013	$0.59	$0.50
September 30, 2013	$0.37	$0.33
December 31, 2013	$0.30	$0.30

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

The last sale price of our common stock as reported on the OTC Bulletin Board and OTCQB on April 13, 2015 was $0.09. As of March 31, 2015, there were 391 record holders of the Company’s Common Stock.

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

Sales of Unregistered Securities

2015 Private Placements

In 2015, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $212,000 ($15,000 was provided by the Interim CEO and CFO and $25,000 was provided by board member Les V. Anderton) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 212,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 212,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

2014 Private Placements of Common Stock

During the year ended December 31, 2014, the Company raised gross proceeds of $761,025 through the sale of 4,630,390 shares of Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of Common Stock for every four shares purchased at an exercise price of $0.50 per share. The Company incurred $22,951 of securities issuance costs and issued 114,756 warrants representing commissions paid to broker-dealers who assisted with these transactions and repurchased 667,702 shares of common stock for $66,770 from the former CEO in connection with these transactions.

March 2014 Convertible Promissory Note

In March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note (the “Note”) bearing interest at 10% per year. The Note is convertible at $0.165 per share. The Company incurred $5,000 of securities and debt issuance costs and issued 25,000 warrants representing commission paid to a broker-dealer who assisted with this transaction and repurchased 101,010 shares of common stock for $10,101 from the former CEO in connection with this transaction.

The entire principal balance of this Note, together with all unpaid interest accrued thereon, was due and payable on September 24, 2014 (the “Maturity Date”). The principal amount of this Note was convertible in increments of $10,000 into Common Stock of the Company at a price of $0.165 per share (the “Conversion Shares”). Upon conversion, the Holder was entitled to receive, in addition to the Conversion Shares, a five-year warrant to purchase, at $0.50 per share, an amount of shares of Common Stock equal to 25% of the number of Conversion Shares. The Note was converted effective July 1, 2014 to 606,061 shares of Common Stock and 151,515 warrants were issued to the holder.

During the year ended December 31, 2014, interest expense of $2,685 on the Note was recorded.

July 2014 Convertible Promissory Notes

In July 2014, the Company issued Convertible Promissory Notes with an aggregate face value of $52,500 for cash ($27,500 was provided by the interim CEO and CFO and two board members). The Convertible Promissory Notes accrue interest at an annual rate of 10%, mature in July 2015, and are convertible into the Company’s Common Stock at a conversion rate of $0.165 per share. The holders of the Convertible Promissory Notes also received warrants to acquire 318,182 shares of Common Stock for an exercise price of $0.50 per share, exercisable over five years.

The Company allocated the proceeds from the Convertible Promissory Notes to the warrants and the notes based on their relative fair values, allocated $6,117 to the warrants, and determined that there were aggregate beneficial conversion features of $8,512. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.66 to 1.74% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features; totaling $14,629 was recorded as a discount against the Convertible Promissory Notes, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Convertible Promissory Notes.

During the year ended December 31, 2014, the Company recorded amortization of the discount of $7,218 and recorded interest expense of $2,584. As of December 31, 2014, the carrying value of the Convertible Promissory Notes was $45,089, net of unamortized discounts of $7,411.

August 2014 and November Convertible Debentures (Series C)

In August 2014, the Company issued Series C Convertible Debentures (the “Series C Debentures”) with an aggregate face value of $350,833 in exchange for the cancellation of Series B Convertible Debentures with outstanding principal and accrued interest of $350,833. The Series C Debentures accrue interest at an annual rate of 10%, mature in July and November 2015, and are convertible into the Company’s common stock at a conversion rate of $0.20 per share. The holders of the Series C Debentures also received warrants to acquire 1,500,000 shares of common stock for an exercise price of $0.20 per share, exercisable over five years.

The Company allocated the face value of the Series C Debentures to the warrants and the debentures based on their relative fair values, and allocated $72,869 to the warrants, which was recorded as a discount against the Series C Debentures, with offsetting entry to additional paid-in capital. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.74% and 44.28%, risk free rate – 1.62 and 1.67% %, dividend rate – 0.00%. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs.

During the year ended December 31, 2014, the Company recorded debt extinguishment costs related to the Series C Debentures of $72,869. As of December 31, 2014, the carrying value of the Series C Debentures was $350,833 and interest expense of $11,847 was recorded.

July to November 2014 Convertible Debentures (Series D)

During the months of July through November 2014, the Company issued Series D Convertible Debentures (the “Series D Debentures”) with an aggregate face value of $763,199 in exchange for $176,718 of cash plus accrued interest ($35,000 was provided by the interim CEO and CFO), in settlement of a Series A Convertible Debenture with outstanding principal and accrued interest of $26,477, and in settlement of Series B Convertible Debentures with aggregate outstanding principal and accrued interest of $560,003, of which $287,159 represented a conversion of notes payable-related parties to the Founders. The Series D Debentures accrue interest at an annual rate of 12%, mature in July through November 2015, and are convertible into the Company’s Common Stock at a conversion rate of $0.165 per share. The holders of the Series D Debentures also received warrants to acquire 3,332,000 shares of Common Stock for an exercise price of $0.20 per share, exercisable over five years.

The Company allocated the face value of the Series D Debentures to the warrants and the debentures based on their relative fair values, allocated $115,945 to the warrants, and determined that there were aggregate beneficial conversion features of $121,282. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.63% to 44.28%, risk free rate – 1.60 to 1.69% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $237,227 was recorded as a discount against the Series D Debentures, with offsetting entry to additional paid-in capital. A portion of the discount was fully expensed upon execution of the new debentures as debt extinguishment costs and the remaining amount are being amortized into interest expense over the term of the Series D Debentures.

During the year ended December 31, 2014, the Company recorded debt extinguishment costs of $237,227, amortization of the discount related to the Series D Debentures of $9,992 and interest expense of $22,868. As of December 31, 2014, the carrying value of the Series D Debentures was $743,132, net of unamortized discounts of $20,067.

November and December 2014 Unsecured Redeemable Debentures (Series E)

In October and November 2014, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $145,000 pursuant to an Unsecured Redeemable Debenture Series E (the “Series E Debentures”) that will pay interest during the Debenture term in the amount of 15% of the principal amount. The holders of the Series E Debentures also received warrants to acquire 145,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over four years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 145,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

The Company allocated the face value of the Series E Debentures to the warrants and the debentures based on their relative fair values, allocated $7,945 to the warrants, and determined that there were aggregate beneficial conversion features of $137,055. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 42.31% to 44.28%, risk free rate – 1.63 to 1.75% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $145,000 was recorded as a discount against the Series E Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series E Debentures.

During the year ended December 31, 2014, the Company recorded amortization of the discount of $33,725 and recorded interest expense of $2,509. As of December 31, 2014, the carrying value of the Series E Debentures was $33,725, net of unamortized discounts of $111,275.

November 2014 Convertible Debenture with Peak One Opportunity Fund, L.P.

In November 2014, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a Convertible Debenture (the “Peak Debenture”) in the principal amount of $125,000 (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, the Company agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. The Company has the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest. Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of Common Stock at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20 trading days immediately preceding the date of conversion of the Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events). In addition with the Peak Agreement, the Company paid issuance costs of $10,000 and issued 137,500 shares of restricted Common Stock to cover the expenses incurred and analysis performed by Peak in connection with the transaction. On the date of issuance, the Company recorded the fair value of the conversion option of $66,423 as a derivative liability and debt discount to be amortized into interest expense through the maturity date. During the year ended December 31, 2014, the Company recognized $3,336 of amortization of the discount. As of December 31, 2014, the Peak Debenture is carried at $61,913, net of unamortized discount of $63,087.

The fair value of the 137,500 shares of restricted stock of $24,750, and $10,000 of issuance costs added to the principal, was recorded as deferred issuance costs to be amortized into interest expense over the term of the debenture. During the year ended December 31, 2014, the Company recognized $1,745 of interest expense from the amortization of deferred financing fees.

July 2012 Convertible Debentures (Series A)

In July 2012, the Company issued Convertible Debentures (the “Series A Debentures”) with an aggregate face value of $215,300 Canadian Dollars ($197,344 as of December June 30, 2014). The Series A Debentures matured in July 2014, bore interest at an annual rate of 10% through July 2014 and 12% thereafter, and were convertible at the option of the holders into Units, each consisting of a) one share of Common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the Series A Debentures is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the Debenture agreement, occurs within six months of the closing of the offering of the July Notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the Series A Debentures.

In July 2014, the holder of a Series A Debenture exchanged the debenture with a face value of $25,000 Canadian Dollars ($23,360 US), and accrued interest of $3,336 Canadian Dollars (US$3,117) for a Series D Convertible Debenture with a face amount of US$26,477. The Company recorded a loss on early extinguishment of debt of $6,728, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest, is $167,540. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of these debt obligations.

In 2012, the Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the Series A Debentures.

For the years ended December 31, 2014 and 2013, the Company recorded amortization of the discount of $24,730 and $42,394, respectively. As of December 31, 2014, the net carrying value of the outstanding Series A Debentures totaled $167,540, and no unamortized discount remains. During the years ended December 31, 2014 and 2013, we recorded interest expense on the Series A Debentures of $15,212 and $21,013, respectively.

In connection with the issuance of the Series A Debentures, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares of common stock over a two-year period at an exercise price of 0.40 Canadian Dollars. The Company estimated the fair value of the warrants using a Black-Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate – 0.22%, dividend rate – 0.00%. The Company allocated a portion of the fair value of the consideration totaling $52,869 to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the Series A Debentures. The remaining portion of the fair value of the transactions costs, totaling $36,126, was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital.

Amortization of debt issuance costs on the Series A Debentures of $13,217 and $26,435 was recorded during the years ended December 31, 2014 and 2013, respectively.

August and September 2012 Convertible Debentures (Series B)

In August and September 2012, the Company issued Convertible Debentures (the “Series B Debentures-Issuance I”) with an aggregate face value of $330,900. The Series B Debentures-Issuance I matured in August and September 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of Common Stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the Series B Debentures-Issuance I was determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the Series B Debentures-Issuance I, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the Series B Debentures-Issuance I.

In September 2014, all of the holders of the Series B Debentures-Issuance I exchanged the debentures with an aggregate face value of $330,900 and accrued interest of $66,000 for either a Series C or D Debenture with an aggregate face value of $397,080. The Company recorded a loss on early extinguishment of debt of $56,308, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction.

In 2012, the Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of Common Stock in a private placement immediately preceding the issuance of the Series B Debentures-Issuance I and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which was being amortized into interest expense through the maturity dates of the Series B Debentures-Issuance I.

For the years ended December 31, 2014 and 2013, the Company recorded amortization of the discount of $38,571 and $57,856, respectively. As of December 31, 2014, there was no remaining balance outstanding on the Series B Debentures-Issuance I.

In connection with the issuance of the Series B Debentures-Issuance I, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the August and September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital. Amortization of debt issuance costs on the Series B Debentures-Issuance I of $6,602 and $9,903 was recorded for the years ended December 31, 2014 and 2013, respectively.

October and November 2012 Convertible Debentures (Series B)

In October and November 2012, the Company issued Convertible Debentures (“Series B Debentures-Issuance II”) with an aggregate face value of $624,372 of which $565,372 represented a conversion of notes payable-related parties to the Founders. In 2013, two of the founders sold a portion of their debenture totaling $141,800 of their aggregate face to third parties. The Series B Debentures-Issuance II matured in October and November 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of Units issuable upon conversion of the Series B Debentures-Issuance II is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the Series B Debentures-Issuance II, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the Series B Debentures-Issuance II.

In October and November 2014, all but one of the holders of the Series B Debentures-Issuance II exchanged the debentures with an aggregate face value of $464,440 and accrued interest of $51,317 for either a Series C or D Debenture with an aggregate face value of $513,757. The Company recorded a loss on early extinguishment of debt of $212,261, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of a debenture due October and November 2014. The total amount due on this debenture, including interest, is $161,932. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of this debt obligation.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of Common Stock in a private placement immediately preceding the issuance of the Series B Debentures-Issuance II and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the Series B Debentures-Issuance II.

For the years ended December 31, 2014 and 2013, the Company recorded amortization of the discount of $127,193 and $105,694, respectively. As of December 31, 2014, the net carrying value of the Series B Debentures-Issuance II totaled $161,932 and no unamortized discount remains. For the years ended December 31, 2014 and 2013, interest expense on the Series B Debentures-Issuance II of $55,100 and $62,437, respectively, was recorded. In connection with the issuance of the Series B Debentures-Issuance II, the Company paid no cash transactions fees to brokers.

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

Overview

Trunity Holdings, Inc. (“Trunity,” “Company,” “we,” “us”, or “our”) is a Delaware corporation headquartered in Davie, Florida. The Company’s wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc.”), also based in Davie, Florida, New Hampshire, has pioneered a collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform (the “Platform”) – which provides an end-to-end solution for the rapidly growing digital textbook, eLearning and enterprise training marketplaces.

As a result of the Platform’s innovative multi-tenant cloud-based architecture, Trunity has enabled transformational classroom learning, allowing content from multiple sources to be assembled by instructors into customized living digital textbooks – Trubooks™ – and courseware all delivered with real-time updates directly to the student on any Internet-enabled computer or mobile device.

Trunity offers a Learning Content Management System ("LCMS") that has been built from the ground up atop a robust knowledge gathering and management platform, collectively referred to as the Trunity eLearning Platform. This Platform currently comprises four tightly integrated components:

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

Connecting these components is an integrated core that includes identity/profile management, knowledge taxonomy management, content exchange, ecommerce and search functionality. Depending on the application, all or any subset of the functional components can be deployed for a specific customer solution. Also, the Platform can be used as a stand-alone solution or may be integrated with existing data systems. Ultimately, our strategy is to treat all components of content within the system as assets – from textbooks and lectures to assignments and exams – all of which may be shared, modified and re-used effortlessly on a per-permission/policy/fee basis via Trunity’s integrated publishing and ecommerce infrastructure.

The Trunity Knowledge Exchange can deliver quality content from various sources, including traditional publishers, collaborative crowd-sourced communities, individual authors and teachers, as well as institutional repositories and content partners.

The Trunity eLearning Platform currently hosts a growing community of textbook authors and instructors in higher education and K-12, who use the Platform to deliver their classes. We have entered an agreement with the National Council of Science and the Environment ("NCSE"), a not-for-profit organization that engages scientists, educators, policy-makers, environmental managers, government agencies, conservationists and business leaders in programs that foster collaboration between diverse institutions and individuals creating and using environmental knowledge to make science useful to policies and decisions on critical environmental issues. Both Trunity and NCSE will be co-marketing the Trunity eLearning Platform to the over 2,500 authors currently accessing the Encyclopedia of the Earth. The Trunity eLearning Platform also host the Encyclopedia of the Earth an award-winning, open source collection of over 8,000 peer-reviewed educational content modules contributed by several thousand content experts made up of many of the world’s top scientists and educators. In addition, we host the collection on Climate Adaptation and Mitigation E-Learning ("CAMEL"), an open source educational project funded by the National Science Foundation, which also serves as core content contributors to the Trunity Knowledge Exchange. Educators can readily LiveCross™ publish content modules from the Encyclopedia of Earth and CAMEL into customized Trubooks™ for their students. We believe that our cloud-based Platform, which tightly integrates expert validated learning content with learning management, has the capability to disrupt the traditional education marketplace.

                Trunity expanded its international presence into the Middle East in the fall of 2014 with the sale of over 6,000 Platform licenses to the Institute of Applied Technology ("IAT") headquartered in Dubai, with the Trunity platform currently in use at four different IAT campuses. The sale was accomplished in collaboration with our strategic partner Houghton Mifflin Harcourt and its Middle Eastern distributor, All Prints Distributors and Publishers. All Prints is the main supplier of textbooks and educational materials to all the major universities, schools and educational institutes in the United Arab Emirates, Qatar, Kuwait, Oman, Jordan, Saudi Arabia, Bahrain, Syria and Lebanon. We have plans of continued expansion into other regions internationally in 2015.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all. In addition, the Company has defaulted some of its lease and debt obligations as of December 31, 2014. Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

The Company’s revenue model consists of Software as a Service ("SaaS") licensing and hosting revenue, as well as revenues generated from consulting, revenue sharing with our authors, publishers and advertising. All SaaS revenue is recognized ratably over the contract period.

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

Accounts Receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. We believe all accounts receivable due at December 31, 2014 and 2013 to be collectible.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax period from July 28, 2009 (inception) to December 31, 2014. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments are expected to be minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense. The tax years 2010 through 2014 are subject to examination by federal and state taxing authorities.

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

Website Development

We have adopted the provisions of FASB ASC Topic No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. During the year ended December 31, 2014 and 2013, we incurred and capitalized $598,285 and $519,733, respectively in platform development costs. Amortization for these costs recorded during the twelve months ended December 31, 2014 and 2013, was $129,603 and $105,751, respectively.

Stock-Based Compensation

We recognize compensation costs to employees under FASB ASC “Topic 718”, Compensation – Stock Compensation (“ASC 718”). Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Stockholders’ Equity

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 3 reverse stock split that occurred in 2011, as required by ASC Topic 505-20.

Results of Operations

Years ended December 31, 2014 and 2013

Net sales for the year ended December 31, 2014 increased 29% to $227,655 compared to $176,437 reported for the prior twelve month period. Revenues in 2014 were generated largely from subscription-based licensing fees per user for the use of our cloud-based software solutions in connection with our non-exclusive License and Distribution Agreement with HMH, transaction fees for content sold via the Trunity eLearning Platform and the Trunity Knowledge Exchange store and licensing fees for the use of our API to market the platform in the healthcare industry. Conversely, revenues in 2013 largely stemmed largely from licensing fees paid to the Company by EDUCOM, the joint venture company formed in connection with the Ukraine Government’s Open World National Project, which has since stalled due to political unrest in that global region.

We believe that our revenue will significantly increase during 2015 due to a number of new digital textbooks being authored and/or published on the Platform and made available to students, teachers and school systems for the 2015-2016 school year, continued sales with HMH based on our distribution agreement, as well as anticipated revenue from our recently signed agreement with VCI for the licensing of the our API solution. We also continue to make additional investments to add books on our platform and globally marketing the digital textbooks and courseware authored and/or published on our Platform for the 2015-2016 school years. Included in the new content now being actively marketed and offered on the Platform is Trunity’s new MindBenders Educational Learning Series™, a 25-episode video learning series developed by Trunity in collaboration with a world recognized educational expert, author, television host and stage edutainment performer and co-hosted by a team of reality-based science television celebrities. Although we believe that our revenue will continue to increase and strengthen in 2015 based upon revenue recognition from licensing revenue, from new and existing relationships, specific marketing initiatives and “word of mouth” from satisfied users of our platform, there can be no assurance that this expected revenue increase will occur.

Our total operating expenses for 2014 of $3,127,104 reflected a small increase of 0.6% compared to operating expenses of $3,106,956 for the twelve months ended December 31, 2013. SG&A expenses included non-cash stock compensation expense of $450,736 as compared to the prior year of $227,129 representing an increase of 98.5% as a result of the exercise price modification for active employee and director options to the stock’s current market price and issuance of new options for the prior CEO. Also included is amortization expense of $540,041 for the current year versus $454,518 in the prior year ended December 31, 2013 representing an increase of 18.8% due to continued development of the platform for mobile apps and version 3.0. Lastly included in SG&A was expense of $70,000 related to the issuance of shares for services versus $31,144 in the previous year and an additional $50,000 accrual for liability associated with a former lease for Portsmouth offices. The increase of non-cash SG&A expenses was offset by a reduction in payroll expenses of $1,500,944 in comparison to prior year of $1,687,354 due to the reduction of employees and the reclassification of platform cloud expenses of $148,503 to cost of goods sold. Overall we have taken measures to reduce our SG&A expenses by moving our development team offshore, which has allowed the reduction of the corporate office space and reduced international travel costs.

In 2014, we continued to invest in the ongoing development and enhancements to the Trunity eLearning Platform, to include development of the Platform’s next generation 3.0 version and Trunity Mobile, our related mobile app; as well as development of our new proprietary MindBenders Educational Learning Series™. Consequently, research and development (R&D) expenses rose 6.3% to $892,092 from $838,925 on a comparable year-over-year basis.

As a result of decreased SG&A expenses partially offset by the increase in R&D expenses, the loss from operations for the 12 months ended December 31, 2014 increased 2.1% to $3,072,415 compared to a loss from operations of $3,008,877 reported for the previous year.

After factoring interest expense of $381,941, loss from disposal of fixed assets of $5,692, and loss on debt extinguishment of $310,096, the net loss for the twelve months ended December 31, 2014 rose 10.8% to $3,770,144. This compared to a net loss of $3,401,522 for the twelve months ended December 31, 2013, which included a provision for interest expense of $392,645.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2014 and 2013 we had working capital deficits of $3,104,467 and $1,124,964, respectively. Our increase of negative working capital of approximately 176% is primarily attributable to decreases in cash offset by an increase in prepaid expenses and other current assets, coupled with an increase in accounts payable, accrued interest and other liabilities, the carrying value for debentures and a convertible note issued to raise capital.

Our current assets at December 31, 2014, included cash, accounts receivable, net and prepaid expenses. Our current liabilities at the end of 2014, included accounts payables, notes payable of related parties, convertible notes payable, accrued expenses representing accrued interest, professional fees and vacation expense, debentures, deferred revenue and other current liabilities.

Net cash used in operating activities was $1,438,384 for 2014, as compared to $2,108,952 for 2013. Non-cash charges applied against working capital for the twelve-months ended December 31, 2014 included $565,160 in depreciation and amortization; $450,736 in stock compensation expense, $248,604 in accretion for debt discounts and issuance costs; $70,000 value in shares issued for services; $20,752 value in warrants issued in exchange for services, $310,096 for loss on debt extinguishment and $1,001 for fair value of embedded conversion feature. For the twelve months ended December 31, 2013, net cash used in operating activities was impacted by non-cash charges of $493,123 for depreciation and amortization; $227,129 for stock-based compensation; $320,979 for accretion for debt discounts and issuance costs; and $31,144 for loss on debt extinguishment.

Net cash used in investing activities was approximately $597,173 for 2014 as compared to net cash used of $561,558 for 2013, which primarily reflects our platform development investments, filing costs of our patents and purchase of additional equipment.

Net cash provided by financing activities for 2014 was $1,237,610 as compared to the $3,468,850 for 2013. This reflects proceeds from the private sale of our securities, proceeds from exercise of common stock options offset by repayment to notes to related parties.

Specific details related to our financing activities are as follows:

2015 Private Placements

In 2015, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $212,000 ($15,000 was provided by the Interim CEO and CFO and $25,000 was provided by board member Les V. Anderton) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 212,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 212,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

2014 Private Placements of Common Stock

During the year ended December 31, 2014, we raised gross proceeds of $761,025 through the sale of 4,630,390 shares of Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of Common Stock for every four shares purchased at an exercise price of $0.50 per share. We incurred $22,951 of securities issuance costs and issued 114,756 warrants representing commissions paid to broker-dealers who assisted with these transactions and repurchased 667,702 shares of common stock for $66,770 from the former CEO in connection with these transactions.

March 2014 Convertible Promissory Note

In March 2014, we borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note (the “Note”) bearing interest at 10% per year. The Note is convertible at $0.165 per share. We incurred $5,000 of securities and debt issuance costs and issued 25,000 warrants representing commission paid to a broker-dealer who assisted with this transaction and repurchased 101,010 shares of common stock for $10,101 from the former CEO in connection with this transaction.

The entire principal balance of this Note, together with all unpaid interest accrued thereon, was due and payable on September 24, 2014 (the “Maturity Date”). Upon payment in full of all principal and interest payable hereunder, this Note shall be surrendered to us for cancellation. The principal amount of this Note may be converted in increments of $10,000 of our Common Stock at a price of $0.165 per share (the “Conversion Shares”). Upon conversion, the Holder shall receive, in addition to certificates for the Conversion Shares, a five-year warrant to purchase at $0.50 per share an amount of shares of Common Stock equal to 25% of the number of Conversion Shares. The Note was converted effective July 1, 2014 to 606,061 shares of Common Stock and 151,515 warrants were issued to the holder.

During the year ended December 31, 2014, interest expense on the Note of $2,685 was recorded.

July 2014 Convertible Promissory Notes

In July 2014, we issued Convertible Promissory Notes with an aggregate face value of $52,500 for cash ($27,500 was provided by the interim CEO and CFO and two board members). The Convertible Promissory Notes accrue interest at an annual rate of 10%, mature in July 2015, and are convertible into the Company’s Common Stock at a conversion rate of $0.165 per share. The holders of the Convertible Promissory Notes also received warrants to acquire 318,182 shares of Common Stock for an exercise price of $0.50 per share, exercisable over five years.

We allocated the proceeds from the Convertible Promissory Notes to the warrants and the notes based on their relative fair values, allocated $6,117 to the warrants, and determined that there were aggregate beneficial conversion features of $8,512. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.66 to 1.74% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features; totaling $14,629 was recorded as a discount against the Convertible Promissory Notes, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Convertible Promissory Notes.

During the year ended December 31, 2014, we recorded amortization of the discount of $7,218 and recorded interest expense of $2,584. As of December 31, 2014, the carrying value of the Convertible Promissory Notes was $45,089, net of unamortized discounts of $7,411.

August 2014 and November Convertible Debentures (Series C)

In August 2014, we issued Series C Convertible Debentures (the “Series C Debentures”) with an aggregate face value of $350,833 in exchange for the cancellation of Series B Convertible Debentures with outstanding principal and accrued interest of $350,833. The Series C Debentures accrue interest at an annual rate of 10%, mature in July and November 2015, and are convertible into our common stock at a conversion rate of $0.20 per share. The holders of the Series C Debentures also received warrants to acquire 1,500,000 shares of common stock for an exercise price of $0.20 per share, exercisable over five years.

We allocated the face value of the Series C Debentures to the warrants and the debentures based on their relative fair values, and allocated $72,869 to the warrants, which was recorded as a discount against the Series C Debentures, with offsetting entry to additional paid-in capital. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.74% and 44.28%, risk free rate – 1.62 and 1.67% %, dividend rate – 0.00%. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs.

During the year ended December 31, 2014, we recorded debt extinguishment costs related to the Series C Debentures of $72,869. As of December 31, 2014, the carrying value of the Series C Debentures was $350,833 and interest expense of $11,847 was recorded.

July to November 2014 Convertible Debentures (Series D)

During the months of July through November 2014, we issued Series D Convertible Debentures (the “Series D Debentures”) with an aggregate face value of $763,199 in exchange for $176,718 of cash plus accrued interest ($35,000 was provided by the interim CEO and CFO), in settlement of a Series A Convertible Debenture with outstanding principal and accrued interest of $26,477, and in settlement of Series B Convertible Debentures with aggregate outstanding principal and accrued interest of $560,003, of which $287,159 represented a conversion of notes payable-related parties to the Founders. The Series D Debentures accrue interest at an annual rate of 12%, mature in July through November 2015, and are convertible into the Company’s Common Stock at a conversion rate of $0.165 per share. The holders of the Series D Debentures also received warrants to acquire 3,332,000 shares of Common Stock for an exercise price of $0.20 per share, exercisable over five years.

We allocated the face value of the Series D Debentures to the warrants and the debentures based on their relative fair values, allocated $115,945 to the warrants, and determined that there were aggregate beneficial conversion features of $121,282 The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.63% to 44.28%, risk free rate – 1.60 to 1.69% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $237,227 was recorded as a discount against the Series D Debentures, with offsetting entry to additional paid-in capital. A portion of the discount was fully expensed upon execution of the new debentures as debt extinguishment costs and the remaining amount are being amortized into interest expense over the term of the Series D Debentures.

During the year ended December 31, 2014, we recorded debt extinguishment costs of $237,227, amortization of the discount related to the Series D Debentures of $9,992 and interest expense of $22,868. As of December 31, 2014, the carrying value of the Series D Debentures was $743,132, net of unamortized discounts of $20,067.

November and December 2014 Unsecured Redeemable Debentures (Series E)

In October and November 2014, we borrowed from accredited investors and related parties (the “Debenture Holders”) $145,000 pursuant to an Unsecured Redeemable Debenture Series E (the “Series E Debentures”) that will pay interest during the Debenture term in the amount of 15% of the principal amount. The holders of the Series E Debentures also received warrants to acquire 145,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over four years equal to 100% of the principal amount of the debenture. In addition we will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 145,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. We incurred no commission costs in connection with these transactions.

                We allocated the face value of the Series E Debentures to the warrants and the debentures based on their relative fair values, allocated $7,945 to the warrants, and determined that there were aggregate beneficial conversion features of $137,055. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 42.31% to 44.28%, risk free rate – 1.63 to 1.75% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $145,000 was recorded as a discount against the Series E Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series E Debentures.

During the year ended December 31, 2014, we recorded amortization of the discount of $33,725 and recorded interest expense of $2,509. As of December 31, 2014, the carrying value of the Series E Debentures was $33,725, net of unamortized discounts of $111,275.

November 2014 Convertible Debenture with Peak One Opportunity Fund, L.P.

In November 2014, we entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a Convertible Debenture (the “Peak Debenture”) in the principal amount of $125,000 (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, we agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. We have the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest. Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of Common Stock at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20 trading days immediately preceding the date of conversion of the Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events). In addition with the Peak Agreement, we paid issuance costs of $10,000 and issued 137,500 shares of restricted Common Stock to cover the expenses incurred and analysis performed by Peak in connection with the transaction. On the date of issuance, we recorded the fair value of the conversion option of $66,423 as a derivative liability and debt discount to be amortized into interest expense through the maturity date. During the year ended December 31, 2014, we recognized $3,336 of amortization of the discount. As of December 31, 2014, the Peak Debenture is carried at $61,913, net of unamortized discount of $63,087.

The fair value of the 137,500 shares of restricted stock of $24,750, and $10,000 of issuance costs added to the principal, was recorded as deferred issuance costs to be amortized into interest expense over the term of the debenture. During the year ended December 31, 2014, we recognized $1,745 of interest expense from the amortization of deferred financing fees.

July 2012 Convertible Debentures (Series A)

In July 2012, we issued Convertible Debentures (the “Series A Debentures”) with an aggregate face value of $215,300 Canadian Dollars ($197,344 as of December June 30, 2014). The Series A Debentures matured in July 2014, bore interest at an annual rate of 10% through July 2014 and 12% thereafter, and were convertible at the option of the holders into Units, each consisting of a) one share of Common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the Series A Debentures is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the Debenture agreement, occurs within six months of the closing of the offering of the July Notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the Series A Debentures.

In July 2014, the holder of a Series A Debenture exchanged the debenture with a face value of $25,000 Canadian Dollars (US$23,360), and accrued interest of $3,336 Canadian Dollars (US$3,117) for a Series D Convertible Debenture with a face amount of US$26,477. We recorded a loss on early extinguishment of debt of $6,728, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. We defaulted on its obligation to pay the remaining principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest, is $167,540. We have negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of these debt obligations.

                In 2012, we recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. We recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the Series A Debentures.

For the years ended December 31, 2014 and 2013, we recorded amortization of the discount of $24,730 and $42,394, respectively. As of December 31, 2014, the net carrying value of the outstanding Series A Debentures totaled $167,540, and no unamortized discount remains. During the years ended December 31, 2014 and 2013, we recorded interest expense on the Series A Debentures of $15,212 and $21,013, respectively.

In connection with the issuance of the Series A Debentures, we paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares of common stock over a two-year period at an exercise price of 0.40 Canadian Dollars. We estimated the fair value of the warrants using a Black-Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate – 0.22%, dividend rate – 0.00%. We allocated a portion of the fair value of the consideration totaling $52,869 to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the Series A Debentures. The remaining portion of the fair value of the transactions costs, totaling $36,126, was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital.

Amortization of debt issuance costs on the Series A Debentures of $13,217 and $26,435 was recorded during the years ended December 31, 2014 and 2013, respectively.

August and September 2012 Convertible Debentures (Series B)

        In August and September 2012, we issued Convertible Debentures (the “Series B Debentures-Issuance I”) with an aggregate face value of $330,900. The Series B Debentures-Issuance I matured in August and September 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of Common Stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the Series B Debentures-Issuance I was determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the Series B Debentures-Issuance I, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the Series B Debentures-Issuance I.

In September 2014, all of the holders of the Series B Debentures-Issuance I exchanged the debentures with an aggregate face value of $330,900 and accrued interest of $66,000 for either a Series C or D Debenture with an aggregate face value of $397,080. We recorded a loss on early extinguishment of debt of $56,308, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction.

In 2012, we recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of Common Stock in a private placement immediately preceding the issuance of the Series B Debentures-Issuance I and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. We recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which was being amortized into interest expense through the maturity dates of the Series B Debentures-Issuance I.

For the years ended December 31, 2014 and 2013, we recorded amortization of the discount of $38,571 and $57,856, respectively. As of December 31, 2014, there was no remaining balance outstanding on the Series B Debentures-Issuance I.

In connection with the issuance of the Series B Debentures-Issuance I, we paid cash transactions fees to brokers totaling $30,456. We allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the August and September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital. Amortization of debt issuance costs on the Series B Debentures-Issuance I of $6,602 and $9,903 was recorded for the years ended December 31, 2014 and 2013, respectively.

October and November 2012 Convertible Debentures (Series B)

In October and November 2012, we issued Convertible Debentures (“Series B Debentures-Issuance II”) with an aggregate face value of $624,372 of which $565,372 represented a conversion of notes payable-related parties to the Founders. In 2013, two of the founders sold a portion of their debenture totaling $141,800 of their aggregate face to third parties. The Series B Debentures-Issuance II matured in October and November 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of Units issuable upon conversion of the Series B Debentures-Issuance II is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the Series B Debentures-Issuance II, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the Series B Debentures-Issuance II.

        In October and November 2014, all but one of the holders of the Series B Debentures-Issuance II exchanged the debentures with an aggregate face value of $464,440 and accrued interest of $51,317 for either a Series C or D Debenture with an aggregate face value of $513,757.We recorded a loss on early extinguishment of debt of $212,261, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. We defaulted on our obligation to pay the remaining principal amount of a debenture due October and November 2014. The total amount due on this debenture, including interest, is $161,932. We have negotiated restructured terms with the majority of the debenture holders and we are attempting to complete the formal restructuring of this debt obligation.

        We recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of Common Stock in a private placement immediately preceding the issuance of the Series B Debentures-Issuance II and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. We recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the Series B Debentures-Issuance II.

For the years ended December 31, 2014 and 2013, we recorded amortization of the discount of $127,193 and $105,694, respectively. As of December 31, 2014, the net carrying value of the Series B Debentures-Issuance II totaled $161,932 and no unamortized discount remains. For the years ended December 31, 2014 and 2013, interest expense on the Series B Debentures-Issuance II of $55,100 and $62,437, respectively, was recorded. In connection with the issuance of the Series B Debentures-Issuance II, we paid no cash transactions fees to brokers.

Early 2013 Private Placement

From January through May 2013, we raised gross proceeds of $275,000 through the sale of 687,500 shares of its Common Stock to accredited investors in private placement transactions at a price of $0.40 per share. Each investor also received a two year warrant to purchase one share of common stock at an exercise price of $1.00 per share for each $1.00 invested. We incurred stock issuance costs of approximately $8,000 consisting chiefly of commissions paid to broker-dealers who assisted with the offering.

June 2013 Private Placement

On June 5, 2013, we completed the closing of a private placement (the “Private Placement”) with 35 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 8,936,470 shares of our common stock (the “Common Stock”) at a purchase price of $0.40 per share, resulting in gross offering proceeds of $3,574,588. In addition, the Investors received two-year warrants to purchase an aggregate of 8,936,470 shares of Common Stock at an exercise price of $1.00 per share (the “Investor Warrants”). We received net proceeds of approximately $3.3 million after payment of placement agent fees and costs relating to the Private Placement. The net proceeds from the Private Placement has been used to fund our ongoing operations and to provide working capital.

In consideration for services rendered as the exclusive placement agent in the Private Placement, we paid ACGM, Inc., New York, New York (the “Placement Agent”) cash commissions totaling $178,729 (5% of the gross offering proceeds). In addition, as consideration for services rendered in connection with the Private Placement, we issued to the Placement Agent 357,459 restricted shares of our Common Stock, representing 8% of the gross proceeds of the Private Placement at a price of $0.80 per share to determine the number of shares issued to the Placement Agent.

The lead investor in the Private Placement was Pan-African Investment Company, LLC (“PIC”), a New York City-based private investment firm which invested $1,000,000 and purchased 2,500,000 shares of Common Stock and received an Investor Warrant to purchase 2,500,000 shares. In connection with PIC’s lead investment the Company, its major shareholders and PIC agreed to appoint a PIC representative to the Trunity Board of Directors and to nominate that designee for reelection by the shareholders at each annual meeting held while PIC owns at least 2% of our issued and outstanding Common Stock. In addition, we entered into a Memorandum of Understanding to structure a formal business relationship whereby PIC will have the exclusive right to introduce the Trunity eLearning Platform to African countries seeking to improve the quality of education for their citizens.

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

We are actively seeking more funding from private debt and equity investors, as we will need to raise substantial additional capital in order to finance our plan of operations. Our cash position as of December 31, 2014 was only $14,119. As of the date of this report, we have cash and commitments sufficient to fund operations for one month. However, we have a line of credit from a related party that will fund working captial needs as necessary.

Plan of Operations

We have developed a collaborative knowledge management, publishing and education delivery platform that provides an end-to-end solution for the rapidly growing digital content books, e-learning, enterprise training and education marketplaces. As a result of the Trunity eLearning Platform’s innovative multi-tenant cloud-based architecture, this enables a unique integration of academic content with learning management systems. It allows content from multiple sources to be assembled into customized Trubooks™ and courseware and delivered with real-time updates directly to the student on any Internet-enabled computer or smart mobile device. All content powered by us is seamlessly integrated with learning management, social collaboration, standards and measurement tagging, real-time analytics and royalty tracking functionality. The content is available to be purchased or shared via the Trunity Knowledge Exchange or within private communities powered by the Platform.

In mid-2014, we announced plans to release our next generation architecture for the Trunity eLearning Platform. Version 3.0, which incorporates several new highly innovative technical frameworks enabling faster and more robust development, weds a new mobile app, branded as Trunity Mobile, with a major enhancement of our content creation and courseware technology, bringing to market a suite of leading edge experiences for teachers, students, authors and publishers. Version 3.0 includes a much more robust user interface, as well as a broad range of new features and functionality that further extend Trunity’s technological lead in the global education technology marketplace. In fact, version 3.0 is designed to help realize Trunity’s vision for a unique eLearning platform: a single web-based platform that seamlessly integrates content creation, Trubook™ and courseware, teacher-to-student and group-to-group sharing of messages, notes, annotations, content and bookmarks in real-time – all within a single virtual classroom.

Specifically, new features in version 3.0 that should serve to definitively differentiate our Platform include a series of major enhancements to existing functionality relating to the delivery and engagement of quizzes, exams, self-assessments and assignments. In addition, we will be introducing flash cards, book and course level store ecommerce integration and reporting, and much more robust highlighting and note-taking capabilities. In addition, version 3.0 will deliver greatly enhanced personalization capabilities that will permit teachers to better assess a student’s learning progress in relation to his or her class peers and allow them to customize learning experiences, instructional approaches and academic support strategies to meet individual learning needs. It is our belief that version 3.0 will serve to meaningfully contribute to the academic success of each student on our Platform, providing for much more efficient and productive student/teacher engagement. As with previous generations of the Platform, authors and instructors will be able to create their own content, upload content from publishers and from open source collections, such as YouTube and the Encyclopedia of the Earth, and to selectively organize that content for use in multiple classrooms and/or as components of Trubook™.

We released a beta version of 3.0 for general availability in the fall of 2014 and have scheduled the full release to occur in the second quarter of 2015. Additional enhancements to the Platform, in the form of version 3.1, are expected to be released for general availability in the fourth quarter of 2015.

In the third quarter of 2014, we also released our new mobile app, Trunity Mobile, available as a free download to current Trunity student and educator users from the Apple App Store for iOS mobile devices. Trunity Mobile features dynamic, rich media content (audio, video, images, animations, etc.) that engages students and improves learning outcomes. In addition, highlighting and note-taking capabilities are complemented by powerful and intuitive search, automatic content updates and alerts, familiar swipe, tape and pinch/zoom behaviors and a comprehensive, interactive glossary. The key competitive differentiator of our mobile app is that it enables downloads of select content or complete Trubooks™ for offline use, which precisely mirrors the online experience. This unique capability makes Trunity the first educational technology company able to provide a mobile eLearning platform capable of delivering truly interactive functionality for both online and offline use.

In the second quarter of 2015, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android and Windows 7 desktop. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads by mobile device users on Windows 8 and 10 operating systems (and potentially Google Chrome) are scheduled to be released late in the fourth quarter of 2015.

Our Trubook™ solution has seen strong adoption in the U.S. education market since its initial launch in the fall of 2012. The first Trubook™ authored on the Trunity eLearning Platform was deployed in the first semester of 2012 at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. This Trubook™ is now used in 20 colleges and universities, and used in five high schools, and has been sold to over 1,500 students. This increase in sales demonstrates a repeatable and scalable business model to be followed for the continued adoption of truly interactive books.

In addition to the continued organic author sign-ups, in 2014 we launched a large scale author-teacher recruitment campaign which is specifically geared toward gathering premium content (full textbooks, chapters, courses, modules, videos, PowerPoint and other learning resources) to be sold on the Trunity Knowledge Exchange. The campaign is anchored by Trunity’s participation in a number of well attended industry conferences and trade shows, at which our Chief Education Officer, Dr. Cutler Cleveland, has and will continue to lead Trunity-sponsored seminars relating to “how-to-author” and the related benefits of authoring on the Trunity eLearning Platform. In addition, Dr. Cleveland and other members of the Trunity marketing team have and will continue to host convenient, online webinars to reach and educate authors on the benefits of authoring on the Platform.

As of the end of 2014, we had seven Trubooks™ on the Platform, including one specifically geared towards professional trade certifications; and we have contracted with the authors of 14 new Trubooks™ that are currently in production, most of which are expected to be completed and ready for marketing to schools and universities for the 2015/2016 academic year.

In January 2014, we signed a Memorandum of Understanding with global education leader Houghton Mifflin Harcourt (“HMH”) to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials. Among the world’s largest providers of pre-K-12 education solutions and longest-established publishing houses, HMH combines cutting-edge research, editorial excellence and technological innovation to improve teaching and learning environments and solve complex literacy and education challenges. HMH’s interactive, results-driven education solutions are utilized by more than 50 million students in over 150 countries, and its renowned and awarded novels, non-fiction, children’s books and reference works are enjoyed by readers throughout the world. On July 21, 2014, we entered into a non-exclusive and licensed distribution agreement with HMH whereby 6,610 units of HMH’s Holt McDougal Chemistry & Physics ©2012 Online Interactive Content have been sold and are now accessible to its students, anywhere, anytime and on any desktop or mobile computing device via the Trunity eLearning Platform. We continue to actively pursue sales opportunities with HMH in collaboration with their sales and marketing efforts.

As one of the world’s leading providers of research-based, technology-enabled education content and solutions, HMH is seeking to leverage the robust scalability, rich multi-media, mobile capabilities, and intuitive cloud-based functionality of the Trunity eLearning Platform to provide increased access to its educational content in high growth international markets. Moreover both companies hope to leverage our combined strengths to provide an enriching educational experience for both students and teachers anywhere, anytime and on any connected device. It is anticipated that the Trunity eLearning Platform will integrate HMH’s quality content to provide a vibrant, interactive learning vehicle capable of delivering modular, customizable, real-time learning solutions through the cloud.

Both companies teamed up to showcase HMH’s premium learning content through the Trunity eLearning Platform, co-exhibiting at the recent BETT 2014 conference held in London in January 2014 and QITCOM show in QATAR in May 2014. Both companies are planning on continuing to jointly showcase our combined solutions at more industry events in 2015.

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students. It is important to note that the political unrest that has taken place in Ukraine since February 2014, resulting in the Ukrainian parliament voting to dismiss the country’s president, Victor Yanukovych, and the Russian annexation of Crimea, have created uncertainty as to the viability of the Open World National Project; which, in turn, may impact Trunity’s ability to complete the project implementation. We have on-boarded content to the newly developed Ukrainian Knowledge Exchange; however given the recent political climate in Ukraine, the launch of the Open World National Project is currently on hold. Nonetheless, Trunity is poised and ready to proceed with the initiative as soon as the Ukrainian government is ready to proceed with the Project.

On June 5, 2013, we completed a $3.575 million strategic funding led by Pan-African Investment Company ("PIC"), which was founded by Dick Parsons and Ronald Lauder. Parsons and Lauder formed PIC to identify, invest in and provide solutions that effect growth and development in Africa. In addition to the investment, we entered into an agreement appointing PIC as our exclusive sales agent in Africa. We anticipate a presence in Africa as part of our strategy to bring our platform to the African continent.

Trunity expanded our international presence into the Middle East in the fall of 2014 with the sale of over 6,000 Platform licenses to the Institute of Applied Technology ("IAT") headquartered in Dubai, with the Trunity platform currently in use at four different IAT campuses. The sale was accomplished in collaboration with our strategic partner HMH and its Middle Eastern distributor, All Prints Distributors and Publishers. All Prints is the main supplier of textbooks and educational materials to all the major universities, schools and educational institutes in the United Arab Emirates, Qatar, Kuwait, Oman, Jordan, Saudi Arabia, Bahrain, Syria and Lebanon.

Content modularization capabilities allow our products to be mixed and matched and purchased in whole or in part. Our core products are in production and operational, and are currently in use by a growing number of paying customers; however, our revenues are well below the level needed for profitability. We believe that our focused marketing efforts as well as the impact of positive “word of mouth” endorsements from satisfied users will enable us to substantially increase revenues; however, there can be no assurance that we will achieve profitability at any time in the foreseeable future.

Our current market penetration strategies are focused on optimizing prevailing opportunities within four key channels: K-12, Higher Education, International Initiatives and Enterprise. These efforts are expected to yield notable revenue growth for Trunity in 2015, and represent what we believe is the beginning of a positive, upward trend. Moreover, our go-to-market strategy is expected to continue attracting significant new revenue opportunities for the Company, serving to further validate our technology and vision. As progress is made in this regard, we expect to play a meaningful role in transforming the publishing industry and improving the quality of content being delivered to students worldwide.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

TRUNITY HOLDINGS, INC.

CONTENTS

PAGE

50	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

51	BALANCE SHEETS AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

52	CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

53	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM DECEMBER 31, 2012 TO DECEMBER 31, 2014

54	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

55	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Trunity Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Trunity Holdings, Inc. and its subsidiary as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. Trunity Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trunity Holdings, Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP
Fort Lauderdale, Florida
April 15, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$14,119	$812,064
Accounts receivable	3,020	2,729
Prepaid, expenses and other current assets	107,487	41,636
Total current assets	124,626	856,429

Property and equipment
Fixtures and equipment	76,095	210,172
Less accumulated depreciation	(56,379)	(164,226)
	19,716	45,946

Capitalized software development costs
Costs incurred	4,232,313	3,634,029
Less accumulated amortization	(3,457,907)	(2,917,866)
	774,406	716,163

Other assets
Debt issuance costs and other assets	45,899	32,022

TOTAL ASSETS	$964,647	$1,650,560

LIABILITIES
Current liabilities
Accounts payable	$984,841	$394,325
Accrued interest and other liabilities	302,368	279,717
Debentures Series A,B,C, D and E at carrying value	1,457,163	991,501
Convertible debenture	115,463	—
Deferred revenue	324,169	315,850
Convertible promissory note	45,089	—
Total current liabilities	3,229,093	1,981,393

Long-term liabilities
Deferred rent, long-term portion	—	2,515
Debentures Series A and B, carrying value	—	—
Total long-term liabilities	—	2,515

TOTAL LIABILITIES	3,229,093	1,983,908

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock 0.0001 par value- 50,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value – 200,000,000 shares authorized, 54,803,131 and 46,697,891 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5,480	4,670
Additional paid-in capital	14,220,267	12,396,355
Other comprehensive loss	17,974	3,649
Accumulated deficit	(16,508,167)	(12,738,022)
Total Stockholders’ Deficit	(2,264,446)	(333,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$964,647	$1,650,560

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2014	December 31, 2013
Net Sales	$227,655	$176,437
Cost of sales	172,966	78,358
Gross Profit	54,689	98,079

Operating Expenses:
Research and development	892,092	838,925
Selling, general and administrative	2,235,012	2,268,031
Total operating expenses	3,127,104	3,106,956

Loss from Operations	(3,072,415)	(3,008,877)

Other Expense:
Interest expense, net	(381,941)	(392,645)
Disposal on fixed assets	(5,692)	—
Loss on debt extinguishment	(310,096)	—

Net Loss	$(3,770,144)	$(3,401,522)

Other Comprehensive Gain Net of Tax:
Foreign currency translation adjustments	14,325	11,948
Comprehensive Loss	$(3,755,819)	$(3,389,574)

Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.08)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	50,371,054	42,811,746

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Par $0.0001 Common Shares	Common Stock	Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	36,131,432	$3,613	$8,438,000	$(8,299)	$(9,336,500)	$(903,186)
Sale of common stock, net of issuance costs	10,192,617	10,193	3,594,914	—	—	3,605,107
Common stock issued upon conversion of trade payable	143,750	144	57,356	—	—	57,500
Shares issued for services	120,000	120	31,024	—	—	31,144
Exercise of common stock options	110,092	11	38,521	—	—	38,532
Reclass for recapitalization of stock entry	—	(9,411)	9,411	—	—	—
Stock compensation expense	—	—	227,129	—	—	227,129
Foreign currency translation gain	—	—	—	11,948	—	11,948
Net loss	—	—	—	—	(3,401,522)	(3,401,522)
Balance at December 31, 2013	46,697,891	$4,670	$12,396,355	$3,649	$(12,738,022)	$(333,348)
Sale of common stock, net of issuance costs	3,962,689	396	663,314	—	—	663,710
Debt beneficial conversion feature for shares and warrants	—	—	189,687	—	—	189,687
Common stock issued upon conversion of note payable, net of issuance costs	505,051	50	94,940	—	—	94,990
Shares issued for services	3,500,000	350	69,650	—	—	70,000
Warrants issued for services	—	—	20,752	—	—	20,752
Common stock issued for convertible note payable	137,500	14	24,736	—	—	24,750
Stock compensation period costs	—	—	450,736	—	—	450,736
Loss on debt extinguishment	—	—	310,096	—	—	310,096
Foreign currency translation gain	—	—	—	14,325	—	14,325
Net loss	—	—	—	—	(3,770,144)	(3,770,144)
Balance at December 31, 2014	54,803,131	$5,480	$14,220,266	$17,974	$(16,508,166)	$(2,264,446)

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(3,770,144)	$(3,401,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,160	493,123
Stock compensation expense	450,736	227,129
Accretion for debt discounts and issuance costs	248,604	320,979
Shares issued in exchange for services	70,000	31,144
Loss on debt extinguishment	310,096	—
Warrants issued in exchange for services	20,752	—
Disposal of fixed assets	(5,692)	—
Fair value of embedded conversion feature	(1,001)	—
Changes in operating assets and liabilities:
Accounts receivable	(291)	(1,114)
Prepaid expenses and other assets	(65,851)	(41,636)
Accounts payable, net of conversion to shares	590,516	(167,476)
Deposits	(2,895)	—
Accrued interest and other liabilities	140,131	146,230
Deferred revenue	8,319	287,583
Deferred rent	(2,515)	(3,392)
Net Cash Used in Operating Activities	$(1,444,075)	$(2,108,952)

Cash Flows from Investing Activities:
Purchase of fixed assets	6,804	(31,824)
Payment for patent application	—	(10,000)
Payment of platform development costs	(598,285)	(519,734)
Net Cash Used in Investing Activities	$(591,481)	$(561,558)

Cash Flows from Financing Activities:
Proceeds from issuance of debenture, net of issuance costs	320,000	—
Proceeds from notes payable related parties	4,162	122,456
Repayments on notes payable and interest on convertible debt to related parties	(252)	(245,131)
Repayment of convertible note	—	(20,106)
Proceeds from convertible promissory notes, net of issuance costs	249,990	—
Proceeds from exercise of common stock options	—	38,531
Sale of common stock, net of issuance costs	663,710	3,573,100
Net Cash Provided by Financing Activities	$1,237,611	$3,468,850

Net (Decrease) Increase in Cash and Cash Equivalents	(797,945)	798,340
Cash, Beginning of Period	812,064	13,724
Cash, End of Period	$14,119	$812,064

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$9,603	$27,696

Non-cash Investing and Financing Transactions:
Conversion of convertible note to common stock shares	$100,000	$32,006

Discount cost related to issuance of debentures, warrants and convertible notes	$499,784	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 1 – Organization, Basis of Presentation and Nature of Operations

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

The accompanying consolidated financial statements include the accounts of Trunity Holdings, Inc. and its wholly owned subsidiary Trunity, Inc., for the years ended December 31, 2014 and 2013. All intercompany accounts have been eliminated in the consolidation.

Trunity, Inc. (“the Company”) is a “C” Corporation organized under the Laws of Delaware with principal offices located in Portsmouth, New Hampshire until January 2015, and now located in Davie, Florida. It was formed on July 28, 2009 to develop a cloud-based knowledge sharing platform that focuses on e-learning, virtual textbooks, customer experience and education market place. The Company was formed though the acquisition of certain intellectual property by its three founders.

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

On January 21, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with Houghton Mifflin Harcourt (NASDAQ:HMHC) (HMH), a global education leader to offer select HMH digital content via the Trunity Knowledge Exchange to Pre-K-12 schools, as well as to government agencies and entities responsible for the selection or purchase of educational materials on a worldwide basis.

In October 2014, Trunity teamed with Visual Collaboration Innovations, Inc. (“VCI”) to enable and enhance ubiquitous online knowledge sharing and collaboration between doctors, patients and other healthcare industry stakeholders. As a recognized global expert in engineering turnkey visual collaboration solutions for the healthcare market, VCI helps companies, organizations and individuals create connections by streamlining accessibility of information through modular applications, tools and resources that can be configured into a single holistic program built on a single proprietary framework. Pursuant to the terms and conditions of the Hosted API License Agreement, VCI has licensed Trunity’s proprietary, backend Application Programming Interface (API) to deliver and make accessible content to its clients. Trunity will also host the API and share in quarterly revenues generated by VCI from use of its API.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Development Stage Operations – The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to development of the Trunity eLearning Platform. We exited the development stage in the first quarter of 2013.

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and had negative operating cash flow since its inception. To the extent the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all. In addition, the Company has defaulted on some of its lease and debt obligations as of December 31, 2014. Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition – The Company’s revenue model consists of Software as a Service ("SaaS") licensing and hosting revenue, as well as revenues generated from consulting, revenue sharing with our authors, publishers and advertising. All SaaS revenue is recognized ratably over the contract period.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 2 – Summary of Significant Accounting Policies-Continued

Cash and Cash Equivalents – Cash and cash equivalents may include highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdrawal. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured by the Federal Deposit Insurance Company (‘FDIC’), regardless of the balance of the account, at all FDIC-insured institutions. However, this provision expired on December 31, 2012 and beginning January 1, 2013 noninterest-bearing deposits now receive the same $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. We believe all accounts receivable due at December 31, 2014 and 2013 to be collectible.

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (generally three to seven years). Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are expensed as incurred.

Accounting for Uncertainty in Income Taxes – Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax period from July 28, 2009 (inception) to December 31, 2014. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments are expected to be minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense. The tax years 2010 through 2014 are subject to examination by federal and state taxing authorities.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 2 – Summary of Significant Accounting Policies-Continued

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

Website Development – The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Research and development costs incurred in the planning stage of a website are expensed, while development costs of the website to be sold, leased, or otherwise marketed are subject are capitalized and amortized over the estimated three year life of the asset. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. For the year ended December 31, 2014 and 2013, the Company incurred and capitalized $598,285 and $519,733, respectively, in platform development costs. Amortization for these costs recorded during the twelve months ended December 31, 2014 was $540,041 and $454,518, respectively.

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

Comprehensive Loss – The Company has adopted ASC Topic 220, “Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in the Company’s comprehensive loss consist of unrealized gain (losses).

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that of mark-to-market adjustments for the Canadian debentures, affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders’ Equity – Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 3 reverse stock split that occurred in 2011, as required by ASC Topic 505-20 (see Note 9).

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 2 – Summary of Significant Accounting Policies-Continued

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 3 – Recent Accounting Pronouncements-Continued

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

Management has evaluated all other standards issued and to be effective and has determined their impact to the financials will not be material.

Note 4 – Property and Equipment

A summary of property and equipment at December 31, 2014 and 2013 is as follows:

	December 31,		Estimated Life
	2014	2013
Furniture and fixtures	$1,818	$18,660	3-5
IT Equipment and software	74,277	191,512	3
Total Property and Equipment	76,095	210,172
Less: Accumulated depreciation	(56,379)	(164,226)
Net Property and Equipment	$19,716	$45,946

The amounts charged to operations for depreciation for the years ended December 31, 2014 and 2013 was approximately $25,119 and $38,605, respectively. Due to the relocation of the Company’s corporate offices, property and equipment disposals were recorded in 2014 in the amount of $133,378.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 5 – Intangible Assets

Intangible assets were comprised of the following at December 31, 2014 from Inception:

Trunity Platform	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Assets acquired from Trunity, LLC	3 years	$1,775,000	$(1,775,000)	$—
Internal costs capitalized for period from July 28, 2009 to December 31, 2010	3 years	121,820	(121,820)	—
Internal costs capitalized for the twelve months ended December 31, 2010	3 years	342,345	(342,345)	$—
Internal costs capitalized for the twelve months ended December 31, 2011	3 years	327,100	(327,100)	$—
Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(483,044)	$64,987
Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(278,995)	$240,738
Internal costs capitalized for the twelve months ended December 31, 2014	3 years	598,285	(129,603)	$468,682

Carrying value as of December 31, 2014				$774,407
Carrying value as of December 31, 2013				$716,163

Estimated future amortization expense is as follows for the following periods:

For the period ending December 31,
2014	$
2015		437,660
2016		266,922
2017		69,825
Total future amortization expense		$774,407

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

Note 6 – Significant Transactions with Related Parties

The Company has a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Credit Agreements – The Company had credit agreements with Terry Anderton, the Company's former co-founder and CEO and Les Anderton, co-founder and a member of the Company's board of directors, that allowed the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% per annum and were amended with board consent, to expire December 31, 2014. As of December 31, 2014, Terry Anderton and Les Anderton have shareholder receivables/loans that are comprised of $0 balances. As of December 31, 2013, only Les Anderton had a shareholder loan of $252.

Effective January 1, 2015, Les Anderton provided a new $1.5 million line of credit to the Company on the same terms as in his prior credit agreement, with a maturity date of the earlier of December 31, 2015, or the closing of a Company financing with gross proceeds of at least $5 million. The line of credit will be used to fund working captial needs. No draws have been made on the line of credit.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 6 – Significant Transactions with Related Parties-Continued

Transactions with Officers – The Company’s Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial, a financial consulting firm, and Premier Financial Filings, a full-service financial printer; companies which have provided contracted financial services to Trunity. For the years ended December 31, 2014 and 2013, RCM Financial provided outside accounting and tax professional services to Trunity which resulted in accrued fees of $18,946 and $42,630, respectively. Ms. Fernandez-McGovern’s services as CFO in a consulting capacity were paid to RCM through April 2013, until she became the Company’s full-time CFO. Premier Financial Filings provided services to the Company resulting in accrued fees of $4,776 and $2,163 for the years ended December 31, 2014 and 2013, respectively.

Ms. Fernandez-McGovern also invested $24,000 in the Company’s 2014 equity private placement resulting in 153,110 shares and 40,298 warrants at $0.50 being issued to her. In addition, Ms. Fernandez-McGovern was issued, in exchange for $35,000 of consideration, a Series D Convertible Debenture resulting in 45,455 warrants at $0.20 being issued to her, and, in exchange for $7,500 of consideration, a July 2014 Convertible Note resulting in 175,000 warrants at $0.50 being issued to her. See Note 8 for further details of the terms of debenture and promissory note.

The Company’s Chief Education Officer, Cutler Cleveland, currently authors on the Trunity platform. In his capacity as an author and former consultant of the Company, he has accrued royalties for the years ended December 31, 2014 and 2013 of $37,642 and $33,458, respectively. As a result of his full-time employment with Trunity that began June 2013, the Company has discontinued payment of his consulting fees on a go-forward basis.

At December 31, 2014, the Company’s Chief Technology Officer, Joakim Lindblom, had an outstanding shareholder loan in the principal amount of $4,162. Mr. Lindblom was a holder of a Series B Convertible Debenture in the principal amount of $81,270 and accrued interest of $10,836 which in November 2014 was exchanged for a Series D Convertible Debenture in the principal amount of $92,106, resulting in 406,350 warrants at $0.20 being issued to him. See Note 8 for further details of the terms of the debenture.

Transactions with Board Members – An investment of $25,000 in the Company’s 2014 equity private placement was made by board member and founder, Les Anderton, and his wife, resulting in 159,490 shares and 39,874 of warrants at $0.50 being issued to them. In addition, in exchange for $75,000 of total consideration, Mr. Anderton was issued Series E Convertible Debentures, resulting in 75,000 warrants at $0.15 being issued to him, and, in exchange for $10,000 of consideration, also was issued a July 2014 Convertible Note, resulting in 60,606 warrants at $0.50 being issued to him. Also, Mr. Anderton was a holder of a Series B Convertible Debenture in the principal amount of $180,370 and accrued interest of $14,683 that in November 2014 was exchanged for a Series D Convertible Debenture in the principal amount of $195,052, resulting in 901,850 warrants at $0.20 being issued to him. See Note 8 for further details of the terms of the debentures and promissory note.

An investment of $50,000 in the Company’s 2014 equity private placement was made by board member Ivan Berkowitz’s foundation that resulted in 303,030 shares and 75,758 of warrants at $0.50 being issued to the foundation. In addition, in exchange for total consideration of $10,000, Mr. Berkowitz was issued a July 2014 Convertible Promissory Note, resulting in 60,606 warrants at $0.50 being issued to him. See Note 8 for further details of the terms of debenture and promissory note.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 7 – Derivatives

The Company determined that the embedded conversion feature included in the November 2014 Peak Debenture required liability treatment because it is convertible into a fixed dollar amount based on a variable conversion rate. On the date of issuance, the Company recorded the fair value of the conversion option of $66,423 as a derivative liability and debt discount to be amortized into interest expense through the maturity date. The Company adjusted the derivative liability its fair value on December 31, 2014, of $65,422, resulting in derivative income of $1,001 for the year ended December 31, 2014. The fair value of the embedded conversion option was determined using Monte Carlo simulations and the following assumptions:

	Issuance Date	December 31, 2014
Expected Volatility	41.50%	44.10%
Expected Term	3.00 Years	2.85 Years
Risk-Free Interest Rate	0.51%	1.02%
Dividend Rate	—%	—%

The Company’s convertible debt issued in November 2012 with a face value of $42,500 provides for conversion of the note into the Company’s Common Stock at a conversion rate equal to the average of the lowest three trading prices during the ten trading days immediately preceding the conversion date. Because of the uncertainty regarding the number of shares of Common Stock that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations. The Company determined the fair value of this derivative liability using Monte Carlo simulations. The Company used the following assumptions in estimating the fair value of the derivative liabilities on the issuance date through the conversion dates of the debt.

	Issuance Date	December 31, 2012	March 30, 2013	May 22, 2013	June 19, 2013
Expected Volatility	51.08%	52.67%	40.55%	38.46%	25.09%
Expected Term	0.75 Years	0.6 Years	0.3 Years	0.16 Years	0.1 Years
Risk-Free Interest Rate	0.19%	0.16%	0.07%	0.04%	0.05%
Dividend Rate	—%	—%	—%	—%	—%

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 7 – Derivatives-Continued

	Issuance Date	March 31, 2013	June 24, 2013
Expected Volatility	50.77%	49.82%	29.43%
Expected Term	0.75 Years	0.45 Years	0.16 Years
Risk-Free Interest Rate	0.11%	0.11%	0.06%
Dividend Rate	—%	—%	—%

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

Note 8 – Debt

March 2014 Convertible Promissory Note

In March 2014, the Company borrowed $100,000 from an accredited investor pursuant to a six-month convertible promissory note (the “Note”) bearing interest at 10% per year. The Note is convertible at $0.165 per share. The Company incurred $5,000 of securities and debt issuance costs and issued 25,000 warrants representing commission paid to a broker-dealer who assisted with this transaction and repurchased 101,010 shares of common stock for $10,101 from the former CEO in connection with this transaction.

The entire principal balance of this Note, together with all unpaid interest accrued thereon, was due and payable on September 24, 2014 (the “Maturity Date”). The principal amount of this Note was convertible in increments of $10,000 into Common Stock of the Company at a price of $0.165 per share (the “Conversion Shares”). Upon conversion, the Holder was entitled to receive, in addition to the Conversion Shares, a five-year warrant to purchase at $0.50 per share an amount of shares of Common Stock equal to 25% of the number of Conversion Shares. The Note was converted effective July 1, 2014 to 606,061 shares of Common Stock and 151,515 warrants were issued to the holder.

During the year ended December 31, 2014, interest expense on the Note of $2,685 was recorded.

July 2014 Convertible Promissory Notes

In July 2014, the Company issued Convertible Promissory Notes with an aggregate face value of $52,500 for cash ($27,500 was provided by the interim CEO and CFO and two board members). The Convertible Promissory Notes accrue interest at an annual rate of 10%, mature in July 2015, and are convertible into the Company’s Common Stock at a conversion rate of $0.165 per share. The holders of the Convertible Promissory Notes also received warrants to acquire 318,182 shares of Common Stock for an exercise price of $0.50 per share, exercisable over five years.

The Company allocated the proceeds from the Convertible Promissory Notes to the warrants and the notes based on their relative fair values, allocated $6,117 to the warrants, and determined that there were aggregate beneficial conversion features of $8,512. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.66 to 1.74% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features; totaling $14,629 was recorded as a discount against the Convertible Promissory Notes, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Convertible Promissory Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 8 – Debt-Continued

During the year ended December 31, 2014, the Company recorded amortization of the discount of $7,218 and recorded interest expense of $2,584. As of December 31, 2014, the carrying value of the Convertible Promissory Notes was $45,089, net of unamortized discounts of $7,411.

August 2014 and November Convertible Debentures (Series C)

In August 2014, the Company issued Series C Convertible Debentures (the “Series C Debentures”) with an aggregate face value of $350,833 in exchange for the cancellation of Series B Convertible Debentures with outstanding principal and accrued interest of $350,833. The Series C Debentures accrue interest at an annual rate of 10%, mature in July and November 2015, and are convertible into the Company’s common stock at a conversion rate of $0.20 per share. The holders of the Series C Debentures also received warrants to acquire 1,500,000 shares of common stock for an exercise price of $0.20 per share, exercisable over five years.

The Company allocated the face value of the Series C Debentures to the warrants and the debentures based on their relative fair values, and allocated $72,869 to the warrants, which was recorded as a discount against the Series C Debentures, with offsetting entry to additional paid-in capital. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.74% and 44.28%, risk free rate – 1.62 and 1.67% %, dividend rate – 0.00%. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs.

During the year ended December 31, 2014, the Company recorded debt extinguishment costs related to the Series C Debentures of $72,869. As of December 31, 2014, the carrying value of the Series C Debentures was $350,833 and interest expense of $11,847 was recorded.

July to November 2014 Convertible Debentures (Series D)

During the months of July through November 2014, the Company issued Series D Convertible Debentures (the “Series D Debentures”) with an aggregate face value of $763,199 in exchange for $176,718 of cash plus accrued interest ($35,000 was provided by the interim CEO and CFO), in settlement of a Series A Convertible Debenture with outstanding principal and accrued interest of $26,477, and in settlement of Series B Convertible Debentures with aggregate outstanding principal and accrued interest of $560,003, of which $287,159 represented a conversion of notes payable-related parties to the Founders. The Series D Debentures accrue interest at an annual rate of 12%, mature in July through November 2015, and are convertible into the Company’s Common Stock at a conversion rate of $0.165 per share. The holders of the Series D Debentures also received warrants to acquire 3,332,000 shares of Common Stock for an exercise price of $0.20 per share, exercisable over five years.

The Company allocated the face value of the Series D Debentures to the warrants and the debentures based on their relative fair values, allocated $115,945 to the warrants, and determined that there were aggregate beneficial conversion features of $121,282 The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 43.63% to 44.28%, risk free rate – 1.60 to 1.69% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $237,227 was recorded as a discount against the Series D Debentures, with offsetting entry to additional paid-in capital. A portion of the discount was fully expensed upon execution of the new debentures as debt extinguishment costs and the remaining amount are being amortized into interest expense over the term of the Series D Debentures.

During the year ended December 31, 2014, the Company recorded debt extinguishment costs of $237,227, amortization of the discount related to the Series D Debentures of $9,992 and interest expense of $22,868. As of December 31, 2014, the carrying value of the Series D Debentures was $743,132, net of unamortized discounts of $20,067.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 8 – Debt-Continued

November and December 2014 Unsecured Redeemable Debentures (Series E)

In October and November 2014, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $145,000 pursuant to an Unsecured Redeemable Debenture Series E (the “Series E Debentures”) that will pay interest during the Debenture term in the amount of 15% of the principal amount. The holders of the Series E Debentures also received warrants to acquire 145,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over four years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 145,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

The Company allocated the face value of the Series E Debentures to the warrants and the debentures based on their relative fair values, allocated $7,945 to the warrants, and determined that there were aggregate beneficial conversion features of $137,055. The fair value of the warrants was determined using a Black-Scholes valuation model and the following assumptions: volatility – 42.31% to 44.28%, risk free rate – 1.63 to 1.75% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $145,000 was recorded as a discount against the Series E Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series E Debentures.

During the year ended December 31, 2014, the Company recorded amortization of the discount of $33,725 and recorded interest expense of $2,509. As of December 31, 2014, the carrying value of the Series E Debentures was $33,725, net of unamortized discounts of $111,275.

November 2014 Convertible Debenture with Peak One Opportunity Fund, L.P.

In November 2014, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a Convertible Debenture (the “Peak Debenture”) in the principal amount of $125,000 (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, the Company agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. The Company has the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest. Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of Common Stock at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20 trading days immediately preceding the date of conversion of the Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events). In addition with the Peak Agreement, the Company paid issuance costs of $10,000 and issued 137,500 shares of restricted Common Stock to cover the expenses incurred and analysis performed by Peak in connection with the transaction. On the date of issuance, the Company recorded the fair value of the conversion option of $66,423 as a derivative liability and debt discount to be amortized into interest expense through the maturity date. During the year ended December 31, 2014, the Company recognized $3,336 of amortization of the discount. As of December 31, 2014, the Peak Debenture is carried at $61,913, net of unamortized discount of $63,087.

The fair value of the 137,500 shares of restricted stock of $24,750, and $10,000 of issuance costs added to the principal, was recorded as deferred issuance costs to be amortized into interest expense over the term of the debenture. During the year ended December 31, 2014, the Company recognized $1,745 of interest expense from the amortization of deferred financing fees.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 8 – Debt-Continued

July 2012 Convertible Debentures (Series A)

In July 2012, the Company issued Convertible Debentures (the “Series A Debentures”) with an aggregate face value of $215,300 Canadian Dollars ($197,344 as of December June 30, 2014). The Series A Debentures matured in July 2014, bore interest at an annual rate of 10% through July 2014 and 12% thereafter, and were convertible at the option of the holders into Units, each consisting of a) one share of Common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the Series A Debentures is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the Debenture agreement, occurs within six months of the closing of the offering of the July Notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the Series A Debentures.

In July 2014, the holder of a Series A Debenture exchanged the debenture with a face value of $25,000 Canadian Dollars ($23,360 US), and accrued interest of $3,336 Canadian Dollars (US$3,117) for a Series D Convertible Debenture with a face amount of US$26,477. The Company recorded a loss on early extinguishment of debt of $6,728, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest, is $167,540. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of these debt obligations.

In 2012, the Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of 0.32 Canadian Dollars. The fair value of one Unit was estimated based on the most recent sale of common stock in a private placement immediately preceding the issuance of the July Notes and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $84,788, which is being amortized into interest expense through the maturity dates of the Series A Debentures.

For the years ended December 31, 2014 and 2013, the Company recorded amortization of the discount of $24,730 and $42,394, respectively. As of December 31, 2014, the net carrying value of the outstanding Series A Debentures totaled $167,540, and no unamortized discount remains. During the years ended December 31, 2014 and 2013, we recorded interest expense on the Series A Debentures of $15,212 and $21,013, respectively.

In connection with the issuance of the Series A Debentures, the Company paid transactions fees to brokers consisting of cash of $85,237, and warrants to purchase 43,497 shares of common stock over a two-year period at an exercise price of 0.40 Canadian Dollars. The Company estimated the fair value of the warrants using a Black-Scholes valuation model and the following assumptions: volatility – 50.49%, risk free rate – 0.22%, dividend rate – 0.00%. The Company allocated a portion of the fair value of the consideration totaling $52,869 to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the Series A Debentures. The remaining portion of the fair value of the transactions costs, totaling $36,126, was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital.

Amortization of debt issuance costs on the Series A Debentures of $13,217 and $26,435 was recorded during the years ended December 31, 2014 and 2013, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 8 – Debt-Continued

August and September 2012 Convertible Debentures (Series B)

In August and September 2012, the Company issued Convertible Debentures (the “Series B Debentures-Issuance I”) with an aggregate face value of $330,900. The Series B Debentures-Issuance I matured in August and September 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of Common Stock at $0.40 per share (“Unit”). The number of units issuable upon conversion of the Series B Debentures-Issuance I was determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the Series B Debentures-Issuance I, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the Series B Debentures-Issuance I.

In September 2014, all of the holders of the Series B Debentures-Issuance I exchanged the debentures with an aggregate face value of $330,900 and accrued interest of $66,000 for either a Series C or D Debenture with an aggregate face value of $397,080. The Company recorded a loss on early extinguishment of debt of $56,308, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction.

In 2012, the Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of Common Stock in a private placement immediately preceding the issuance of the Series B Debentures-Issuance I and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $115,712, which was being amortized into interest expense through the maturity dates of the Series B Debentures-Issuance I.

For the years ended December 31, 2014 and 2013, the Company recorded amortization of the discount of $38,571 and $57,856, respectively. As of December 31, 2014, there was no remaining balance outstanding on the Series B Debentures-Issuance I.

In connection with the issuance of the Series B Debentures-Issuance I, the Company paid cash transactions fees to brokers totaling $30,456. The Company allocated a portion of the transaction fees totaling $19,806, to debt issuance costs, which was capitalized and is being amortized into interest expense over the two-year terms of the August and September Notes. The remaining portion of the fair value of the transactions costs, totaling $10,650 was allocated to equity, treated as equity issuance costs, and recorded against additional paid-in capital. Amortization of debt issuance costs on the Series B Debentures-Issuance I of $6,602 and $9,903 was recorded for the years ended December 31, 2014 and 2013, respectively.

October and November 2012 Convertible Debentures (Series B)

In October and November 2012, the Company issued Convertible Debentures (“Series B Debentures-Issuance II”) with an aggregate face value of $624,372 of which $565,372 represented a conversion of notes payable-related parties to the Founders. In 2013, two of the founders sold a portion of their debenture totaling $141,800 of their aggregate face to third parties. The Series B Debentures-Issuance II matured in October and November 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of common stock and b) one warrant to purchase one share of common stock at $0.40 per share (“Unit”). The number of Units issuable upon conversion of the Series B Debentures-Issuance II is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within six months of the closing of the offering of the Series B Debentures-Issuance II, or b) $0.32 if a Liquidity Event does not occur within six months of the closing of the offering of the Series B Debentures-Issuance II.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 8 – Debt-Continued

In October and November 2014, all but one of the holders of the Series B Debentures-Issuance II exchanged the debentures with an aggregate face value of $464,440 and accrued interest of $51,317 for either a Series C or D Debenture with an aggregate face value of $513,757. The Company recorded a loss on early extinguishment of debt of $212,261, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of a debenture due October and November 2014. The total amount due on this debenture, including interest, is $161,932. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of this debt obligation.

The Company recorded a beneficial conversion feature based on the intrinsic value of the conversion feature equal to the excess of the fair value of one Unit over the conversion rate of $0.32. The fair value of one Unit was estimated based on the most recent sale of Common Stock in a private placement immediately preceding the issuance of the Series B Debentures-Issuance II and, for the warrant contained in one Unit, using a Black-Scholes valuation model and the following assumptions: volatility – 50.50%, risk free rate – 0.22%, dividend rate – 0.00%. The Company recorded a discount against the debt for the beneficial conversion feature totaling $254,004, which is being amortized into interest expense through the maturity dates of the Series B Debentures-Issuance II.

For the years ended December 31, 2014 and 2013, the Company recorded amortization of the discount of $127,193 and $105,694, respectively. As of December 31, 2014, the net carrying value of the Series B Debentures-Issuance II totaled $161,932 and no unamortized discount remains. For the years ended December 31, 2014 and 2013, interest expense on the Series B Debentures-Issuance II of $55,100 and $62,437, respectively, was recorded. In connection with the issuance of the Series B Debentures-Issuance II, the Company paid no cash transactions fees to brokers.

The following is a summary of convertible debentures outstanding as of December 31, 2014:

	Face Value	Initial Discount	Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	(14,629)	7,218	—	45,089

Series A Debentures	$167,540	$(69,219)	$69,219	$—	$167,540
Series B Debentures	161,932	(69,135)	69,135	69,135	161,932
Series C Debentures	350,833	(72,869)	—	72,869	350,833
Series D Debentures	763,199	(267,285)	9,992	237,227	743,133
Series E Debentures	145,000	(145,000)	33,725	—	33,725
Total Debentures	$1,588,504	$(623,508)	$182,017	$310,096	$1,457,163

	Face Value	Initial Discount	Amortization	Derivative Liability	Carrying Value
Convertible Debenture	$113,128	(66,423)	3,336	65,422	115,463

Total	$1,754,132	$(895,678)	$383,743	375,518	$1,617,715

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 8 – Debt-Continued

The following is a summary of convertible debentures outstanding as of December 31, 2013:

	Face Value	Initial Discount	Amortization	Carrying Value
Series A Debentures	$205,224	$(84,788)	$60,058	$180,494
Series B Debentures	955,272	(369,716)	225,451	811,007
Total	$1,160,496	$(454,504)	$285,509	$991,501

Note 9 – Stockholders’ (Deficit) Equity

Sales of Common Stock – During the year ended December 31, 2014, the Company raised gross proceeds of $761,025 through the sale of 4,630,390 shares of Common Stock to accredited investors in private placement transactions at a price of $0.165 per share. Each investor also received a five-year warrant to purchase one share of Common Stock for every four shares purchased at an exercise price of $0.50 per share. The Company incurred $22,951 of securities issuance costs and issued 114,756 warrants representing commissions paid to broker-dealers who assisted with these transactions and repurchased 667,702 shares of common stock for $66,770 from the former CEO in connection with these transactions.

During 2013, the Company raised gross proceeds of $3,857,588 through the sale of 9,668,416 shares of common stock to investors at a price of $0.40 per share. These sales of shares occurred at various times throughout 2013. The Company incurred stock issuance costs of $186,729 consisting chiefly of commissions paid to broker-dealers who assisted with the offering. In addition, as consideration for services rendered in connection with the Private Placement, the Company issued to the Placement Agent 357,459 restricted shares of our Common Stock, representing 8% of the gross proceeds of the Private Placement at a price of $0.80 per share to determine the number of shares issued to the Placement Agent.

Warrants for Services – During the year ended December 31, 2014, in connection with services rendered, the Company issued warrants to purchase 360,000 shares of the Company’s common stock at an exercise price of $0.90 per share in exchange for investor relation services conducted on behalf of the Company.

Shares for Services – During the year ended December 31, 2014, in connection with services rendered, the Company issued 3,500,000 restricted shares of the Company’s common stock at a value of $0.14 per share in exchange for strategic legal services conducted on behalf of the Company. During the year ended December 31, 2013, in connection with services rendered, the Company issued 120,000 restricted shares of the Company’s common stock at a value of $0.40 per share in exchange for sales and brokerage services conducted on behalf of the Company.

Shares in exchange for conversion of trade and note payable – During the year ended December 31, 2014, in connection with conversion of a six-month convertible promissory note, the Company issued 606,061 shares of the Company’s common stock at a conversion price of $0.165 per share less 101,010 shares of common stock for $10,101 repurchased from the former CEO in connection with this transaction. During the year ended December 31, 2013, in connection with services rendered, the Company issued 143,750 shares of the Company’s common stock at a value price of $0.40 per share in exchange for settlement of an outstanding payable due to RCM Financial Consulting of $57,500.

Shares issued for convertible note payable – During the year ended December 31, 2014, in connection with the Peak Agreement, the Company issued 137,500 shares of restricted Common Stock valued at $.0001 par value per share to cover the expenses incurred and analysis performed by Peak in connection with the transaction.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 9 – Stockholders’ (Deficit) Equity-Continued

Reverse Merger Transaction – Trunity acquired a 90.1% interest in Brain Tree International, Inc., a Utah corporation (“BTI”), pursuant to a Stock Purchase Agreement with the three principal shareholders of Trunity Holdings, Inc., 961,974 of BTI shares were purchased for the price of $325,000 plus 325,000 shares of Trunity common stock. As part of the transaction, on January 24, 2012, immediately prior to the Merger, BTI reincorporated in Delaware and changed its name from Brain Tree International, Inc. to Trunity Holdings, Inc. Pursuant to the reincorporation, 105,064 minority shares of BTI automatically converted into the same number of shares of THI. As a result of the reverse merger the paramount for shares was reduced from $.001 to $.0001 and subsequently an entry was recorded in 2013 to reflect this reclassification.

Exercise of stock options – During the year ended December 31, 2014, a shareholder exercised 110,092 options at an exercise price of $0.35.

Note 10 – Stock-Based Compensation

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3-for-1 reverse stock split, resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three-year period and have a life of ten years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. As of December 31, 2014 there were 339,567 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of December 31, 2014, there were 4,683,000 shares available for awards under this plan.

During the years ended December 31, 2014 and 2013, the Company granted 1,329,000 and 4,970,000 options, respectively, to acquire shares of common stock to employees, directors or consultants.

On February 12, 2014, Arol Buntzman resigned from his positions as Chairman, Director and Chief Executive Officer ("CEO") of the Company. As a result of Mr. Buntzman’s resignation pursuant to the December 2013 non-qualified stock option agreement between him and the Company, which granted to him options to purchase up to 4,000,000 shares of common stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”), options to purchase 1,500,000 shares of stock were automatically cancelled. These options covered the tranches of 500,000 shares each at an exercise price of $0.40, $0.60 and $0.70, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $0.40, $0.60 and $0.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’ s resignation. Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party.

The grant-date fair value of options is estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted during the twelve months ended December 30, 2014 was $0.15, $0.23 and $0.30 and was determined using the following assumptions: expected price volatility ranging between 46.7% to 50.3%, risk-free interest rate ranging from 1.38% to 2.23%, zero expected dividend yield, and six to ten years expected life of options. The per share weighted average fair value of stock options granted during 2013 was $0.36 and was determined using the following assumptions: expected price volatility ranging between 51% to 53%, risk-free interest rate ranging from .76% to 1.68%, zero expected dividend yield, and six years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 10 – Stock-Based Compensation-Continued

In August 2014, the Company’s Board of Directors approved the modification of outstanding options to acquire 3,206,666 shares, reducing the then-applicable exercise prices ranging from $0.23 to $0.35 per share, to the then-current market price of $0.11 per share. The Company compared the fair value of the options immediately prior to the modification to their fair value immediately after the modification and determined that the option holders received incremental compensation of $93,630, of which $26,237 was related to fully vested options and recognized as expense on the date of modification, and $67,939 will be recognized as stock-based compensation expense over remaining vesting periods through April 2017.

As of December 31, 2014, there was approximately $154,689 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of .81 years.

A summary of options issued, exercised and cancelled for the years ended December 31, 2014 and 2013 are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2012	7,384,618	0.34	8.30	—
Granted	4,970,000	0.48	9.87	—
Exercised	(110,092)	0.35		—
Cancelled	(3,928,568)	0.35		—

Outstanding at December 31, 2013	8,315,958	$0.42	9.09	—
Granted	1,329,000	0.21	9.106	—
Exercised	—	—	—	—
Cancelled	(2,834,192)	0.46	—	—

Outstanding at December 31, 2014	6,810,766	$0.26	8.11	—

Exercisable at December 31, 2014	6,079,806	$0.36	8.37	—

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 11 – Warrants to Purchase Common Stock

During the twelve months ended December 31, 2014 and 2013, the Company issued, in connection with restructuring of debentures and private placement offerings for the sale of common stock, warrants to purchase 7,146,089 and 9,887,169, respectively, shares of the Company’s common stock at exercise prices ranging from $0.15 to $1.00 per share. All warrants outstanding as of December 31, 2014 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2012	661,947	.80	1.31
Granted	9,887,169	1.00	1.36
Exercised	—	—	—
Expired	(63,050)	3.00	—

Outstanding at December 31, 2013	10,486,066	$1.00	1.36
Granted	7,146,089	0.29	4.41
Exercised	—	—	—
Expired	(323,897)	3.00	—

Outstanding at December 31, 2014	17,308,258	$0.70	2.04

Exercisable at December 31, 2014	17,308,258	$0.70	2.04

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 12 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Tax Deferred Assets:
Net operating loss carryforward	$5,858,299	$4,627,565
Charitable contributions carryforward	5,071	5,070
Deferred Revenue	128,403	125,108
Property and Equipment	5,864	9,015
Stock-based compensation	205,638	67,898
Deferred Tax Assets	$6,203,275	$4,834,656

Deferred Tax Liabilities:
Property and Equipment	$—	$—
Stock-based compensation	—	—
Convertible Stock	(52,024)	(67,015)
Deferred Tax Liabilities	$(52,024)	$(67,015)

Valuation Allowances	(6,151,251)	(4,767,641)
Total Net Deferred Tax Assets	$—	$—

At December 31, 2014 the Company has net deferred tax assets of $15.5 million (tax effected $6.1 million). The Company is in a domestic cumulative taxable loss position for the three year period ended December 31, 2014, which is considered significant evidence that the Company may not be able to realize some portion or all of these deferred tax assets in the future. The Company has decided that based on all available evidence that a full valuation allowance should be taken against the entire deferred tax assets of $6.1 million.

The Company has federal operating losses carried forward of $14.7 million that can be carried forward for twenty years. The operating losses will begin to expire in 2029 through 2035. The Company’s ability to utilize the net operating losses is contingent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of taxable income would need to be generated in order to fully realize the net deferred tax assets. However due to the Company’s limited operating history and uncertainty of achieving sufficient profits to utilize the net operating loss carryforwards the Company has recorded a valuation allowance of $5.8 million related to the net operating loss deferred tax assets. Recording the valuation allowance does not restrict our ability to utilize federal net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses.

The Company will continue to monitor and update its assumptions and forecasts of future taxable income to determine if a valuation allowance will continue to be needed.

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to the loss from operations primarily because of the effect of the state tax benefit, net of federal benefit, and the change in the valuation allowance provided against deferred tax assets. The change in the valuation allowance for the year ended December 31, 2014 was $1,383,685.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 12 – Income Taxes-Continued

Uncertain Tax Positions

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty in Income Taxes. Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2014.

Note 13 – Commitments and Contingencies

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

On August 11, 2014, the landlord declared the Company in default based on its failure to pay rent and other charges due since July 2014. The Company vacated the premises on August 22, 2014, and moved its office to smaller, less expensive premises in the neighboring area. Past due amounts owed on the lease through the date of surrender of the premises total approximately $51,000. Total payments from surrender through the end of the lease would be approximately $900,000. The Company is attempting to negotiate a settlement of the lease with the landlord based on an offset for the fair market rental value of the premises and a discount to present value, as well as a discount based on the Company’s precarious financial condition. No legal demands have been filed by either party. In addition, the Company has notified its former CEO, who it believes signed the lease without board approval and without proper disclosure, that it will hold him responsible for all losses arising from the lease. The former CEO has denied these charges. In this regard, the Company intends to set off any such losses against the amount accrued in his favor under the Series B debenture held by him (approximately $175,425 as of November 1, 2014) and against his options to purchase 222,100 shares of the Company’s common stock at an exercise price of $0.35 per share. The space was leased to a new tenant controlled by the former CEO effective January 1, 2015. There can be no assurance that settlement of this lease will not have a material adverse effect on the Company.

In September 2013, the Company executed a lease for office space located in Palo Alto, California. The lease commenced on September 1, 2013 with monthly payments of $600 per month and has a twelve-month term ending on August 31, 2014. The Company sublet a portion space of the office in Palo Alto for $300 a month through the end of the rental term ending on August 31, 2014. Upon expiration of the lease term the Company vacated the property.

In September 2014, the Company executed a lease for office space located in Portsmouth New Hampshire. The lease commenced on September 1, 2014, with monthly payments of $3,000 per month on a month-to-month term. The Company vacated the property as of January 31, 2015, and is in the process of relocating its corporate offices to Davie, Florida.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2014

Note 13 – Commitments and Contingencies-Continued

For the years ending December 31, 2014 and 2013, the Company recognized approximately $185,002 and $98,000, respectively, in rent expense.

Legal

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

Note 14 – Subsequent Events

In April 2015, the Company executed a lease that commenced on May 1, 2015 for office space located in Davie, Florida. The lease has monthly payments of $954 per month for a six month term and has an option to extend for another six month term.

In 2015, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $212,000 ($15,000 was provided by the Interim CEO and CFO, and $25,000 was provided by board member Les V. Anderton) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 212,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 212,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

Effective January 1, 2015, through a new credit agreement Les Anderton's line of credit to the Company was increased to $1.5 million and extended to the earlier of December 31, 2015, or the closing of a Company financing with gross proceeds of at least $5 million. The line of credit will be used to fund working captial needs. No draws have been made on the line of credit.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2014, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position
Nicole Fernandez-McGovern	42	Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

Dr. Joakim Lindblom	53	Executive Vice President and Chief Technology Officer (and former Secretary and Director)

Dr. Cutler Cleveland	59	Chief Education Officer

Les Anderton	70	Director

Ivan Berkowitz, PhD	67	Director

Richard H. Davis	57	Director

Nicole Fernandez-McGovern – Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

Ms. Fernandez-McGovern has served as our Company’s Chief Financial Officer since April 2013 and as Interim-CEO since February 2014. From March 2012 to March 2013, she provided financial consulting services to Trunity through RCM Financial Consulting, a firm she continues to serve as Managing Principal. RCM is a management consulting firm founded by Ms. Fernandez-McGovern that provided interim Chief Financial Officer services for numerous companies seeking to capitalize on her expertise in SEC reporting, technical accounting, treasury and strategic cash flow management, audits, budgeting and financial planning. Ms. Fernandez-McGovern is also one of the founders and Managing Principals of Premier Financial Filings, a full service financial printer providing SEC filing support services to publicly-traded companies, including the Company since 2013.

She previously served in leadership roles in the private sector for such companies as Elizabeth Arden, Inc. and Ryder System, Inc., where she worked closely with senior management and was involved in all aspects of the SEC, treasury and financial reporting processes. Ms. Fernandez-McGovern began her professional career at KPMG in the audit and assurance practice where she managed a wide range of large scale engagements for both public and privately-held companies. She has a Master of Business Administration with a concentration in accounting and international business, and a Bachelor of Business Administration with a concentration in accounting, both from the University of Miami. She is also a Certified Public Accountant in the State of Florida and is fluent in Spanish.

Joakim F. Lindblom, Ph.D. – Executive Vice President and Chief Technology Officer

Dr. Lindblom is a co-founder of Trunity and has been our Company’s Chief Technology Officer since its inception in July 2009. He also served as a member of the Board of Directors from inception through the fall of 2013. An innovator and pioneer in the field of education technology, Dr. Lindblom is responsible for product development and operations at Trunity, and is the Chief Architect of the Trunity eLearning Platform. He has over 20 years’ experience in Internet information architecture, global R&D, technology business management, space science instrumentation and solar astrophysics. Previously, he served as Vice President of Platform Strategy at ManyOne Networks, Global R&D Management Consultant at Nokia and Chief Scientist for NASA’s UHRXS Space Station project and MSSTA solar observatory at Stanford University. Dr. Lindblom has a Ph.D. in Applied Physics and Astrophysics from Stanford University, as well as a Bachelor of Science degree with honors in Physics from the California Institute of Technology.

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

Les Anderton – Director

Mr. Anderton was appointed as a new director in December 2013. As an original director and former Executive Vice President of Finance of Trunity, he has already played a significant role in the Company’s corporate structuring and previous capital formation activities. Mr. Anderton brings to Trunity over 40 years’ experience in sales, marketing, corporate finance and mergers and acquisitions. Mr. Anderton began his career with the Lever Brothers Company in New York, where he was Sales Plans Development Manager for the Personal Products Division. He left Lever Brothers after ten years to pursue a career on Wall Street. He earned distinction as an investment banker for, among others, John Hancock, Covey & Company, and currently Wilson-Davis & Company, Salt Lake City. Mr. Anderton has compiled significant financial analysis expertise in a broad range of industries, including technology, energy, healthcare and real estate, and as an active individual investor. With professional designations of CLU and ChFC, he also holds several securities licenses, including Series 7, Series 24, Series 27 and Series 63.

Ivan Berkowitz, Ph.D. – Director

Dr. Berkowitz has served as an independent member of the Board since his appointment in November 2013. Dr. Berkowitz is a corporate executive and advisor with more than 40 years of professional experience in the financial and real estate industries. He has acted as a corporate advisor on matters that pertain to corporate structure and governance, transfer pricing, EEC antitrust law, mergers and international syndication. In 2003, he co-founded, and has since served as, the Chairman of Great Court Capital, a global structured finance and traditional merchant banking firm based in New York City, active in identifying, investing and managing the investment process for a syndicate of high net worth individuals, hedge funds and institutions.

Until its sale in 2003, Dr. Berkowitz served as senior managing partner of Avatar Associates, a New York-based institutional asset management firm managing $1.8 billion in assets. He has been a member of the boards of directors of both public and private companies, domestically and internationally. In addition to these activities, he is a Board member of the Council for Economic Education, is a past board member of Yeshiva College and Cambridge in America, holds a Ph.D. in International Law from Cambridge University, an MBA in Finance (honors) from Baruch College and a B.A. cum laude in Economics from Brooklyn College. He has guest lectured at professional and academic forums that have included Young Presidents’ Organization, Cambridge University, Whittier College, School of Law, and New York University’s Center for Law and Business. Over the years, he has contributed to media, business, law and academic journals, including the Cambridge Law Journal and Juris Doctor.

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

➢
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

	➢	Engaging in any type of business practice; or

	➢	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

	➢	Any Federal or State securities or commodities law or regulation; or

➢
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	➢	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Committees

Our Audit Committee consists of Messrs. Berkowitz and Davis, with Mr. Berkowitz elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Berkowitz and Davis are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ and NYSE. Mr. Berkowitz is also qualified as our Audit Committee financial expert.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2014, the Board of Directors held ten regular meeting in person and one special telephonic meetings. Each regular and telephonic meeting was attended by all of the members of the Board.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2014.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the compensation of the Company’s current and former Chief Executive Officers and each other executive officers serving as such whose annual compensation exceeded $100,000, for services in all capacities to the Company in 2014, except as otherwise indicated. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the Notes to Consolidated Financial Statements appearing earlier in this report.

Summary of Executive Compensation Chart

Name and Position(s)	Year			Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Other ($)		Total Compensation ($)
Nicole Fernandez-McGovern Interim CEO and CFO	2014 2013			$110,943 108,750	$	— 15,000	$	— —	$	— 105,538	$	— —		$110,943 229,288

Dr. Joakim Lindblom EVP and CTO	2014 2013			$98,358 124,458	$	— 15,000	$	— —	$	— —	$	— —		$98,358 139,458

Dr. Cutler Cleveland Chief Education Officer	2014 2013			$117,000 50,300	$	— —	$	— —	$	— —	$	— —		$117,00 50,300

Terry B. Anderton (1) Former Chairman, President and CEO	2014 2013		$	— 168,780	$	— 40,000	$	— —	$	— —	$	— —	$	— 208,780

Arol Buntzman (2) Former Chairman and CEO	2014 2013	$		— —	$	— —	$	— —	$	— 376,784	$	— —	$	— 376,784

(1) On October 14, 2013, Mr. Anderton resigned as an officer and director of Trunity.

(2) On February 12, 2014, Mr. Buntzman resigned as an officer and director of Trunity.

Executive Employment, Termination and Change of Control Arrangements

We do not have any employment contracts for our executive officers; however the compensation committee of our board of directors is reviewing our executive compensation structure, and we intend to implement employment contracts for our executive officers in 2015.

Effective September 24, 2013, Mr. Terry Anderton resigned as our Chairman and Chief Executive Officer, but remained for a brief period as President and a member of our the board of directors. On October 14, 2013, Mr. Anderton resigned as President and a Director of Trunity.

Effective September 24, 2013, Dr. Arol Buntzman was appointed as our Chairman of the Board and Chief Executive Officer. Dr. Buntzman resigned as Chairman and Chief Executive Officer of Trunity on February 12, 2014.

Effective February 12, 2014, Ms. Nicole Fernandez-McGovern, our Chief Financial Officer, was appointed to serve as our Interim CEO while the board of directors conducts a search for a permanent CEO.

Outstanding Equity Awards at December 31, 2014.

The following table sets forth the outstanding stock options held by our named executive officers and directors as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Nicole Fernandez-McGovern	291,781	(1)	208,219	(1)	—	$0.11	(1)	04/01/2023
Dr. Cutler Cleveland	100,000	(2)	—		—	$0.11	(2)	12/22/2021
Dr. Joakim Lindblom	333,333	(3)	—		—	$0.11	(3)	08/01/2019
Dr. Joakim Lindblom	100,000	(4)	—		—	$0.11	(4)	03/01/2020
Dr. Joakim Lindblom	333,333	(5)	—		—	$0.11	(5)	05/01/2021
Dr. Joakim Lindblom	60,000	(6)	—		—	$0.11	(6)	08/01/2021
Dr. Joakim Lindblom	243,151	(7)	6,849	(7)	—	$0.11	(7)	01/31/2022
Dr. Joakim Lindblom	599,087	(8)	200,913	(8)	—	$0.11	(8)	10/02/2022
Les V. Anderton	68,082	(9)	1,918	(9)	—	$0.11	(9)	01/31/2022
Les V. Anderton	299,543	(10)	100,457	(10)	—	$0.11	(10)	10/02/2022
Richard Davis	18,750	(11)	31,250	(11)	—	$0.11		08/11/2024
Ivan Berkowitz	138,021	(12)	111,979	(12)	—	$0.11	(12)	11/21/2023
Dr. Arol Buntzman	1,000,000	(13)	—		—	$0.30		12/22/2023
Dr. Arol Buntzman	500,000	(13)	—		—	$0.40		12/22/2023
Dr. Arol Buntzman	500,000	(13)	—		—	$0.60		12/22/2023
Dr. Arol Buntzman	500,000	(13)	—		—	$0.70		12/22/2023

(1) These options vest over a three-year period with: (i) 166,667 vesting on April 1, 2014, and (ii) 333,333 vesting each month over a 24 month period from April 2, 2014 through April 1, 2016. These options initially had an exercise price of $0.40 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(2) These options were fully vested on December 21, 2014. These options initially had an exercise price of $0.25 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(3) These options were fully vested on July 31, 2012. These options initially had an exercise price of $0.33 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(4) These options were fully vested on February 28, 2013. These options initially had an exercise price of $0.33 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(5) These options were fully vested on April 30, 2014. These options initially had an exercise price of $0.25 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(6) These options were fully vested on July 31, 2014. These options initially had an exercise price of $0.25 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(7) These options vest over a three-year period with: (i) 83,333 vesting on January 30, 2013, and (ii) 166,667 vesting each month over a 24 month period from February 1, 2013 through January 31, 2015. These options initially had an exercise price of $0.35 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(8) These options vest over a three-year period with: (i) 266,667 vesting on October 1, 2013, and (ii) 533,333 vesting each month over a 24 month period from October 3, 2013 through October 1, 2016. These options initially had an exercise price of $0.35 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(9) These options vest over a three-year period with: (i) 23,333 vesting on January 30, 2013, and (ii) 46,667 vesting each month over a 24 month period from February 1, 2013 through January 30, 2015. These options initially had an exercise price of $0.35 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(10) These options vest over a three-year period with: (i) 133,333 vesting on October 1, 2013, and (ii) 266,667 vesting each month over a 24 month period from October 3, 2013 through October 1, 2016. These options initially had an exercise price of $0.35 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(11) These options vest over a one-year period with 4,167 vesting each month from August 12, 2014 through August 11, 2015.

(12) These options vest over a two-year period with 10,416 vesting each month from November 22, 2013 through November 21, 2015. These options initially had an exercise price of $0.30 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014.

(13) As a result of Mr. Buntzman’s resignation, pursuant to the December 2013 non-qualified stock option agreement between him and the Company, which granted to him options to purchase up to 4,000,000 shares of common stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”), options to purchase 1,500,000 shares of stock were automatically cancelled. These options covered the tranches of 500,000 shares each at an exercise price of $0.40, $0.60 and $0.70, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $0.40, $0.60 and $0.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’s resignation. Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution or other deferred compensation plans to our executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2014, information relating to the compensation of each director who served on our board of directors during the fiscal year and who was not a named executive officer. Compensation received or accrued by Arol Buntzman during their former tenures as our executive officers are fully reflected in the tables above.

Director Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Les Anderton	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ivan Berkowitz, PhD	-0-	-0-	42,892	-0-	-0-	-0-	42,892
Richard H. Davis	-0-	-0-	2,755	-0-	-0-	-0-	2,755
Dana M. Reed (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Ms. Reed resigned from Trunity’s Board in June 2014.

Narrative to Director Compensation Table

We have not established standard compensation arrangements for our directors. Compensation payable to each individual for his or her service on our board of directors is determined from time to time by our board of directors based upon the amount of time expended and other contributions by each of the directors on our behalf.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 13, 2015 regarding the beneficial ownership of our common stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. At April 14, 2015, we had 54,803,131 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares Owned		Percent of Class
Les V. Anderton 4866 S. Viewpoint Street Holladay, Utah 84117	6,063,932	(1)	10.7%

AFT 101 Trust & Debra Anderton 4866 S. Viewpoint Street Holladay, Utah 84117	3,185,000	(2)	5.8%

Kenneth Block 7160 Mallorca Crescent Boca Raton, FL 33433	4,448,132	(3)	6.4%

EQUUS Holding (HK) Limited Unit 1010 Miramar Tower 132 Nathan Road TsmiSha Tsui Hong Kong	4,636,364	(4)	8.0%

PanAfrican Investment Company, LLC 420 Lexington Avenue, Suite 2650 New York, New York 10170	5,000,000	(5)	8.7%

Executive Officers and Directors

Nicole Fernandez-McGovern, Interim CEO & Chief Financial Officer	1,489,868	(6)	2.7%

Dr. Cutler Cleveland, Chief Education Officer	150,000	(7)	0.3%

Dr. Joakim Lindblom, EVP & Chief Technology Officer	3,347,121	(8)	5.8%

Les Anderton, Director	6,063,932	(1)	10.7%

Ivan Berkowitz, Director	1,172,026	(9)	2.1%

Richard H. Davis, Director	532,292	(10)	0.9%

All Directors and Executive Officers as a group (6 persons)	12,755,240		22.6%

(1)	Includes 1,242,742 shares underlying convertible debentures and promissory note and 584,901 shares subject to currently exercisable common stock options and warrants.
(2)
There are 2,500,000 shares that are directly or indirectly owned by a trust whose sole trustee and beneficiary is Debra Anderton, wife of Les Anderton, our Director. Les Anderton disclaims beneficial ownership of these shares. Includes 15,950 shares subject to currently exercisable common stock warrants.

(3)	Includes 429,974 shares underlying convertible debentures and 516,015 shares subject to currently exercisable warrants.
(4)	Includes 227,273 shares that are subject to currently exercisable stock warrants.
(5)	Includes 2,500,000 shares that are subject to currently exercisable stock warrants.
(6)	Includes 259,258 shares underlying convertible debentures and promissory note and 714,566 shares subject to currently exercisable common stock options and warrants.
(7)	Includes 100,000 shares that are subject to currently exercisable stock options.
(8)	Includes 2,171,903 shares underlying convertible debentures and promissory note and 558,218 shares subject to currently exercisable common stock options and warrants.
(9)	Includes 136,364 shares underlying convertible debentures and promissory note and 232,632 shares subject to currently exercisable common stock options and warrants.
(10)	Includes 32,292 shares subject to currently exercisable common stock options and warrants.

Equity Compensation Plan Information

We have two plans under which stock options are currently outstanding or pursuant to which stock options may be granted: the 2009 Employee, Director and Consultant Stock Option Plan, and the 2012 Employee, Director and Consultant Stock Option Plan. The terms of each plan are substantially the same.

Options granted under each plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options. In October 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (“the Plan”) and authorized an additional option pool of 7,500,000 shares. Under the terms of both plans, stock options typically vest over a three-year period and have a life of 10 years from the date granted. We have the right to accelerate the option vesting of certain employees who terminated their employment subsequent to issuance, but agree to work in a consulting capacity.

The following table provides information regarding the shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2014	Options Outstanding at December 31, 2014	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2009 Plan	August 1, 2019	1,833,333	(318,334)	1,493,766	$0.17	339,567	(1)
2012 Plan	October 2, 2022	7,500,000	1,186,858	3,817,000	$0.16	4,683,000	(2)

(1) As of December 31, 2014, there were 95,000 shares outstanding that were issued out of the 2009 Stock Plan as non-qualified options.
(2) As of December 31, 2014, there were 2,007,000 outstanding that were issued out of the 2012 Stock Plan as non-qualified options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The are a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Credit Agreements – The Company had credit agreements with Terry Anderton, the Company's former co-founder and CEO and Les Anderton, co-founder and a member of the Company's board of directors, that allowed the Company to borrow up to $0.9 million, as needed, to fund working capital needs. These agreements carry an interest rate of 10% per annum and were amended with board consent, to expire December 31, 2014. As of December 31, 2014, Terry Anderton and Les Anderton have shareholder receivables/loans that are comprised of $0 balances. As of December 31, 2013, only Les Anderton had a shareholder loan of $252.

Effective January 1, 2015, Les Anderton provided a new $1.5 million line of credit to the Company on the same terms as in his prior credit agreement, with a maturity date of the earlier of December 31, 2015, or the closing of a Company financing with gross proceeds of at least $5 million. The line of credit will be used to fund working captial needs. No draws have been made on the line of credit.

Transactions with Officers – The Company’s Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial, a financial consulting firm, and Premier Financial Filings, a full-service financial printer; companies which have provided contracted financial services to Trunity. For the years ended December 31, 2014 and 2013, RCM Financial provided outside accounting and tax professional services to Trunity which resulted in accrued fees of $18,946 and $42,630, respectively. Ms. Fernandez-McGovern’s services as CFO in a consulting capacity were paid to RCM through April 2013, until she became the Company’s full-time CFO. Premier Financial Filings provided services to the Company resulting in accrued fees $4,776 and $2,163 for the years ended December 31, 2014 and 2013, respectively.

Ms. Fernandez-McGovern also invested $24,000 in the Company’s 2014 equity private placement resulting in 153,110 shares and 40,298 warrants at $0.50 being issued to her. In addition, Ms. Fernandez-McGovern was issued, in exchange for $35,000 of consideration, a Series D Convertible Debenture resulting in 45,455 warrants at $0.20 being issued to her, and, in exchange for $7,500 of consideration, a July 2014 Convertible Note resulting in 175,000 warrants at $0.50 being issued to her. See Note 8 of Notes to Consolidated Financial Statements for further details of the terms of debenture and promissory note.

The Company’s Chief Education Officer, Cutler Cleveland, currently authors on the Trunity platform. In his capacity as an author and former consultant of the Company, he has accrued royalties for the years ended December 31, 2014 and 2013 of $37,642 and $33,458, respectively. As a result of his full-time employment with Trunity that began June 2013, the Company has discontinued payment of his consulting fees on a go-forward basis.

At December 31, 2014, the Company’s Chief Technology Officer, Joakim Lindblom, had an outstanding shareholder loan in the principal amount of $4,162. Mr. Lindblom was a holder of a Series B Convertible Debenture in the principal amount of $81,270 and accrued interest of $10,836 which in November 2014 was exchanged for a Series D Convertible Debenture in the principal amount of $92,106, resulting in 406,350 warrants at $0.20 being issued to him. See Note 8 of Notes to Consolidated Financial Statements for further details of the terms of the debenture.

Transactions with Board Members – An investment of $25,000 in the Company’s 2014 equity private placement was made by board member and founder, Les Anderton, and his wife, resulting in 159,490 shares and 39,874 of warrants at $0.50 being issued to them. In addition, in exchange for $75,000 of total consideration, Mr. Anderton was issued Series E Convertible Debentures, resulting in 75,000 warrants at $0.15 being issued to him, and, in exchange for $10,000 of consideration, also was issued a July 2014 Convertible Note, resulting in 60,606 warrants at $0.50 being issued to him. Also, Mr. Anderton was a holder of a Series B Convertible Debenture in the principal amount of $180,370 and accrued interest of $14,683 that in November 2014 was exchanged for a Series D Convertible Debenture in the principal amount of $195,052, resulting in 901,850 warrants at $0.20 being issued to him. See Note 8 of Notes to Consolidated Financial Statements for further details of the terms of the debentures and promissory note.

An investment of $50,000 in the Company’s 2014 equity private placement was made by board member Ivan Berkowitz’s foundation that resulted in 303,030 shares and 75,758 of warrants at $0.50 being issued to the foundation. In addition, in exchange for total consideration of $10,000, Mr. Berkowitz was issued a July 2014 Convertible Promissory Note, resulting in 60,606 warrants at $0.50 being issued to him. See Note 8 of Notes to Consolidated Financial Statements for further details of the terms of debenture and promissory note.

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

Director Independence

We do not have securities listed on a national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Nonetheless, the Board of Directors, in the exercise of reasonable business judgment, determined that a majority of the Company’s directors should qualify as independent directors pursuant to SEC rules and regulations, and the independence standards of the listing requirements of The NASDAQ Stock Market. Under these standards, a director is not “independent” if he or she has certain specified relationships with the Company or any other relationships that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as a director.

In particular and subject to some exceptions, the NASDAQ rules generally provide that a director will not be independent if:

●	the director is, or in the past three years has been, employed by the Company or any of its subsidiaries;

●	the director has an immediate family member who is, or in the past three years has been, an executive officer of the Company or any of its subsidiaries;

●
the director, or a member of the director’s immediate family, has received payments from the Company of more than $120,000 during any period of twelve consecutive months within the past three years other than for service as a director;

●
the director, or a member of the director’s immediate family, is a current partner of our independent auditors, or is, or in the past three years, has been, employed by our independent auditors in a professional capacity and worked on the Company’s audit;

●
the director, or member of the director’s immediate family, is, or in the past three years has been, employed as an executive officer of a Company where the Company’s executive officer serves on the compensation committee; or

●
the director, or a member of the director’s immediate family, is a partner in, or a controlling stockholder or an executive officer of, an entity that makes payments to or receive payments from the Company in an amount which, in any fiscal year during the past three years, exceeds the greater of $200,000 or 5% of the other entity’s consolidated gross revenues.

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined that our independent directors are Ivan Berkowitz and Richard Davis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Cherry Bekaert, LLP (“CB”), the Company’s current principal accounting firm, for the audit of the Company’s annual financial statements for 2014 and 2013, review of the quarterly financial statements for 2014 and 2013 and fees billed for other services rendered by CB in 2014 and 2013.

	2014	2013
Audit fees	$66,990	$67,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$66,990	$67,500

Audit Fees ‒ This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services such as regulatory filings that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees ‒ This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees ‒ This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees ‒ This category consists of fees for other miscellaneous items.

In accordance with existing requirements of the Sarbanes-Oxley Act, the Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next Board meeting. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors. This includes audit services, audit-related services, tax services and other services. All of the fees listed above have been approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1
Certificate of Incorporation of Trunity Holdings, Inc. dated as of January 18, 2012 (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

3.2	Bylaws of Trunity Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

3.3
Certificate of Ownership and Merger dated as of January 24, 2012, between Trunity Holdings, Inc. and Brain Tree International, Inc. (incorporated herein by reference to Exhibit 3.3 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

4.1
Form of Series A 10% Unsecured Convertible Redeemable Debenture Due July 2014 (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

4.2
Form of Series B 10% Unsecured Convertible Redeemable Debenture Due August 2014 (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.1
Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc. (incorporated herein by reference to Exhibit 10.3 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

10.2
Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

10.3
Agreement and Plan of Merger, dated as of January 24, 2012 by and among Trunity Holdings, Inc., Trunity, Inc. and Trunity Acquisition Corporation (incorporated herein by reference to Exhibit 10.5 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

10.4
Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.5
Investment Project Contract dated as of March 20, 2013, among Trunity, InnSoluTech LLP and Educom Ltd. (incorporated herein by reference to Exhibit 10.5 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.6
Share Purchase Agreement dated as of March 20, 2013, between Trunity and InnSoluTech LLP (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.7
License Agreement dated as of March 20, 2013, between Trunity and Educom Ltd. (incorporated herein by reference to Exhibit 10.7 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.8
Form of Indemnification Agreement between Trunity and its Directors (incorporated herein by reference to Exhibit 10.8 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.9
Subscription Agreement dated May 28, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.9 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.10
Investors Rights Agreement dated May 30, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.10 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.11
Voting Agreement dated May 30, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.11 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.12
Indemnification Agreement dated May 30, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.13
Memorandum of Understanding dated June 5, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.13 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.14
Non-Qualified Stock Option Agreement between the Company and Arol Buntzman dated December 23, 2013 (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.15
Securities Purchase Agreement dated as of November 6, 2014, between the Company and Peak One Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.15 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-53601)) .

14	Code of Ethics (incorporated herein by reference to Exhibit 14 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL INSTANCE DOCUMENT

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Dated: April 15, 2015	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Nicole Fernandez-McGovern	April 15, 2015
Nicole Fernandez-McGovern
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

/s/ Les Anderton	April 15, 2015
Les Anderton
Secretary, Treasurer and Director

/s/ Ivan Berkowitz	April 15, 2015
Ivan Berkowitz, PhD
Director

/s/ Richard H. Davis	April 15, 2015
Richard H. Davis
Director