Form 10-Q
period 2015-03-31
Trunity Holdings, Inc.
filed 2015-05-20
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 000-53601

TRUNITY HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
12555 Orange Drive, Suite 267, Davie, Florida	33330
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

Class	Outstanding at May 20, 2015
Common Stock, $.0001 par value per share	54,803,131

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$16,524	$14,119
Accounts receivable	24,439	3,020
Debt issuance costs and other assets	41,548	45,899
Prepaid expenses and other current assets	132,703	107,487
Total current assets	215,214	170,525

Property and equipment
Fixtures and equipment	76,095	76,095
Less accumulated depreciation	(59,268)	(56,379)
Total property and equipment, net	16,827	19,716

Capitalized software development costs
Costs incurred	4,278,594	4,232,313
Less accumulated amortization	(3,590,413)	(3,457,907)
Total capitalized software development costs, net	688,181	774,406

TOTAL ASSETS	$920,222	$964,647

LIABILITIES
Current liabilities
Accounts payable	$1,014,159	$984,841
Accrued expenses	297,361	196,094
Accrued interest	157,929	106,274
Debentures Series A, B, C, D, E and F, net	1,620,831	1,457,163
Convertible debenture, net	122,587	115,463
Deferred revenue	298,059	324,169
Convertible promissory note, net	48,697	45,089
Total current liabilities	3,559,623	3,229,093

TOTAL LIABILITIES	3,559,623	3,229,093

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.0001 par value- 50,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value – 200,000,000 shares authorized, 54,803,131 and 54,803,131 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5,480	5,480
Additional paid-in capital	14,469,056	14,220,266
Other comprehensive loss	16,699	17,974
Accumulated deficit	(17,130,636)	(16,508,166)
Total Stockholders’ Deficit	(2,639,401)	(2,264,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$920,222	$964,647

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net Sales	$118,679	$60,426
Cost of sales	62,128	48,669
Gross Profit	56,551	11,757

Operating Expenses:
Research and development	194,699	365,037
Selling, general and administrative	252,266	676,259
Total operating expenses	446,965	1,041,296

Loss from Operations	(390,414)	(1,029,539)

Other Expense:
Interest expense, net	(232,056)	(94,472)

Net Loss	$(622,470)	$(1,124,011)

Other Comprehensive (Loss) Gain, Net of Tax:
Foreign currency translation adjustments	(1,275)	9,882
Comprehensive Loss	$(623,745)	$(1,114,129)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	54,803,131	46,724,406

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Par $0.0001 Common Shares	Common Stock	Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2014	54,803,131	$5,480	$14,220,266	$17,974	$(16,508,166)	$(2,264,446)
Debt beneficial conversion feature for warrants	—	—	202,916	—	—	202,916
Stock compensation expense	—	—	45,874	—	—	45,874
Foreign currency translation gain	—	—	—	(1,275)	—	(1,275)
Net loss	—	—	—	—	(622,470)	(622,470)
Balance at March 31, 2015	54,803,131	$5,480	$14,469,056	$16,699	$(17,130,636)	$(2,639,401)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(622,470)	$(1,124,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,395	136,516
Stock-based compensation expense	45,874	176,321
Accretion for debt discounts and issuance costs	178,260	65,899
Shares issued in exchange or services	—	20,752
Fair value of embedded conversion feature	637	—
Changes in operating assets and liabilities:
Accounts receivable	(21,419)	790
Prepaid expenses and other current assets	(25,216)	(8,407)
Accounts payable	29,318	151,099
Other assets	2,895	—
Accrued interest and other liabilities	148,786	(61,086)
Deferred revenue	(26,111)	(17,001)
Deferred rent	—	1,884
Net Cash Used in Operating Activities	$(154,051)	$(657,244)

Cash Flows from Investing Activities:
Payment for patent application	(1,400)	—
Payment of platform development costs	(46,281)	(136,460)
Net Cash Used in Investing Activities	$(47,681)	$(136,460)

Cash Flows from Financing Activities:
Proceeds from issuance of debenture	200,000	—
Proceeds from notes payable related parties	4,136	—
Repayments on notes payable and interest on convertible debt to related parties	—	(252)
Proceeds from convertible promissory notes, net of issuance costs	—	100,000
Sale of common stock, net of issuance costs	—	45,000
Net Cash Provided by Financing Activities	$204,136	$144,748

Net Increase (Decrease) in Cash and Cash Equivalents	2,405	(648,956)
Cash, Beginning of Period	14,119	812,064
Cash, End of Period	$16,524	$163,108

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$9,603

Non-cash Investing and Financing Transactions:
Discount cost related to issuance of debentures, warrants and convertible notes	$202,916	$—

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”), filed with the Commission on April 15, 2015. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The accompanying condensed consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The Company is a “C” Corporation organized under the laws of Delaware with principal offices located in Davie, Florida. The Company was formed on July 28, 2009 to develop a cloud-based platform that focuses on collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform (the “Platform”) – which provides an end-to-end solution for the rapidly growing digital textbook, eLearning and enterprise training marketplaces.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses, working captial deficiencies and negative operating cash flows since its inception. To the extent the Company continues to experience working captial deficiencies and negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all. In addition, the Company has defaulted on some of its lease and debt obligations as of March 31, 2015. Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There were no material changes during the quarter ended March 31, 2015 in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued a new pronouncement that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The pronouncement becomes effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company believes adoption of the pronouncement will not have a significant impact on the financial statements or its results of operations.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of the Trunity eLearning Platform software development costs which include direct labor, including taxes and benefits. Amortization is computed using the straight-line method over three years. Amortization of three years is based on management’s best estimate of useful life of current technology in this industry.

Intangible assets were comprised of the following at March 31, 2015:

Trunity eLearning Platform Software Development Cost	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(518,525)	$29,506
Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(322,307)	$197,426
Internal costs capitalized for the twelve months ended December 31, 2014	3 years	598,285	(179,460)	$418,825
Internal costs capitalized for the three months ended March 31, 2015	3 years	46,281	(3,857)	$42,424
Carrying value as of March 31, 2015				$688,181
Carrying value as of December 31, 2014				$774,407

Estimated future amortization expense is as follows for the following periods:

Remainder of 2015	$320,580
2016	282,349
2017	85,252
Total future amortization expense	$688,181

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company has a number of transactions that warrant disclosure per ASC 850, Related Party Disclosures.

Transactions with Officers – The Company’s Interim CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial, a financial consulting firm, and Premier Financial Filings, a full-service financial printer; companies which have provided contracted financial services to Trunity. For the quarter ended March 31, 2015, RCM Financial provided outside accounting and tax professional services to Trunity, which resulted in accrued fees of $1,438. Premier Financial Filings provided services to the Company resulting in accrued fees of $3,000 for the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, Ms. Fernandez-McGovern was issued, in exchange for $15,000 of consideration, a Series F Convertible Debenture resulting in 15,000 warrants at $0.15 being issued to her. Ms. Fernandez-McGovern is also the holder of a Series D Convertible Debenture in the principal amount of $35,322, resulting in 175,000 warrants at $0.20 being issued to her and in exchange for $7,500 of consideration, a July 2014 Convertible Promissory Note, resulting in 45,455 warrants at $0.50 was issued to her. See Note 5 for further details of the terms of the debentures and promissory note.

The Company’s Chief Education Officer, Cutler Cleveland, currently authors on the Trunity platform. In his capacity as an author of the Company, he has accrued royalties for the quarter ended March 31, 2015 of $4,171.

At March 31, 2015, the Company’s Chief Technology Officer, Joakim Lindblom, had an outstanding shareholder loan in the amount of $8,137. Mr. Lindblom is also the holder of a Series D Convertible Debenture in the principal amount of $92,106, resulting in 406,350 warrants at $0.20 being issued to him. See Note 5 for further details of the terms of the debenture.

Transactions with Board Members – An investment of $75,000 was made by board member and founder, Les Anderton, during the quarter ended March 31, 2015, for a Series F Convertible Debenture, resulting in 75,000 warrants at $0.15. In addition, Mr. Anderton is also the holder of a Series E Convertible Debentures, resulting in 75,000 warrants at $0.15 being issued to him, and, in exchange for $10,000 of consideration, he is also the holder of a July 2014 Convertible Note, resulting in 60,606 warrants at $0.50 being issued to him. Also, Mr. Anderton is the holder of a Series D Convertible Debenture in the principal amount of $195,052, resulting in 901,850 warrants at $0.20 being issued to him. See Note 5 for further details of the terms of the debentures and promissory note.

In exchange for $10,000 of consideration board member Ivan Berkowitz is a holder of a July 2014 Convertible Promissory Note, resulting in 60,606 warrants at $0.50 being issued to him. See Note 5 for further details of the terms of this promissory note.

Credit Agreements – Effective January 1, 2015 Les Anderton provided a new $1.5 million line of credit, at a 10% interest rate, to the Company on the same terms as in his prior credit agreement with a maturity date of the earlier of December 31, 2015 or the closing of a Company financing with gross proceeds of at least $5 million. The line of credit will be used to fund working capital needs. No draws have been made on the line of credit.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT

The following is a summary of convertible debentures outstanding as of March 31, 2015:

	Face Value	Initial Discount	Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	$(14,629)	$10,826	$—	$48,697

12% Series A Debentures	168,815	(69,219)	69,219	—	168,815
10% Series B Debentures	161,932	(69,135)	69,135	—	161,932
10% Series C Debentures	350,833	(72,869)	—	72,869	350,833
12% Series D Debentures	763,199	(271,878)	20,790	237,227	749,338
15% Series E Debentures	145,000	(145,000)	105,757	—	105,757
10% Series F Debentures	200,000	(200,000)	84,156	—	84,156
Total Debentures	$1,789,779	(828,101)	349,057	310,096	1,620,831

	Face Value	Initial Discount	Amortization	Derivative Liability	Carrying Value
Convertible Debenture	$114,155	$(66,423)	$8,796	$66,059	$122,587

Total	$1,956,434	$(909,153)	$368,679	$376,155	$1,792,115

The following is a summary of convertible debentures outstanding as of December 31, 2014:

	Face Value	Initial Discount	Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	$(14,629)	$7,218	$—	$45,089

Series A Debentures	167,540	(69,219)	69,219	—	167,540
Series B Debentures	161,932	(69,135)	69,135	—	161,932
Series C Debentures	350,833	(72,869)	—	72,869	350,833
Series D Debentures	763,199	(267,285)	9,992	237,227	743,133
Series E Debentures	145,000	(145,000)	33,725	—	33,725
Total Debentures	$1,588,504	$(623,508)	$182,017	$310,096	$1,457,163

	Face Value	Initial Discount	Amortization	Derivative Liability	Carrying Value
Convertible Debenture	$113,128	$(66,423)	$3,336	$65,422	$115,463

Total	$1,754,132	$(895,678)	$383,743	$375,518	$1,617,715

January-March 2015 Unsecured Redeemable Debentures (Series F)

In 2015, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $200,000 ($15,000 was provided by the Interim CEO and CFO, and $25,000 was provided by board member Les V. Anderton) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the three-month Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 200,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 200,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Series F Debentures are convertible into common stock at $.03 per share as to principal plus accrued interest upon an event of default.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

The Company allocated the face value of the Series F Debentures to the warrants and the debentures based on their relative fair values, allocated $2,427 to the warrants, and determined that there were aggregate beneficial conversion features of $197,573. The fair value of the warrants was determined using the Black-Scholes-Merton (“BSM”) valuation model and the following assumptions: volatility – 43.95% to 49.60%, risk free rate – 0.83% to 1.13%, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $200,000 was recorded as a discount against the Series F Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series F Debentures.

During the quarter ended March 31, 2015, the Company recorded amortization of the discount of $84,156 and recorded interest expense of $2,104. As of March 31, 2015, the carrying value of the Series E Debentures was $84,156, net of unamortized discounts of $115,844.

November and December 2014 Unsecured Redeemable Debentures (Series E)

In October and November 2014, the Company borrowed from accredited investors and a related party (the “Debenture Holders”) $145,000 pursuant to an Unsecured Redeemable Debenture Series E (the “Series E Debentures”) that will pay interest during the six-month Debenture term in the amount of 15% of the principal amount. The holders of the Series E Debentures also received warrants to acquire 145,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over four years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 145,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions. The Series E Debentures are convertible into common stock at $.03 per share as to principal plus accrued interest upon an event of default.

The Company allocated the face value of the Series E Debentures to the warrants and the debentures based on their relative fair values, allocated $7,945 to the warrants, and determined that there were aggregate beneficial conversion features of $137,055. The fair value of the warrants was determined using the BSM valuation model and the following assumptions: volatility – 42.31% to 44.28%, risk free rate – 1.63% to 1.75% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $145,000 was recorded as a discount against the Series E Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series E Debentures.

During the quarter ended March 31, 2015, the Company recorded amortization of the discount of $72,031 and recorded interest expense of $5,363. As of March 31, 2015, the carrying value of the Series E Debentures was $105,757, net of unamortized discounts of $39,243.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

The Company allocated the face value of the Series D Debentures to the warrants and the debentures based on their relative fair values, allocated $145,335 to the warrants, and determined that there were aggregate beneficial conversion features of $126,543. The fair value of the warrants was determined using the BSM valuation model and the following assumptions: volatility – 43.63% to 44.28%, risk free rate – 1.60% to 1.69% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $271,877 was recorded as a discount against the Series D Debentures, with offsetting entry to additional paid-in capital. A portion of the discount resulting in $237,227 was fully expensed upon execution of the new debentures as debt extinguishment costs and the remaining amount of $13,861 is being amortized into interest expense over the term of the Series D Debentures.

During the quarter ended March 31, 2015, the Company recorded amortization of the discount related to the Series D Debentures of $10,797 and interest expense of $10,797. As of March 31, 2015, the carrying value of the Series D Debentures was $346,415, net of unamortized discounts of $13,861.

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

The Company allocated the face value of the Series C Debentures to the warrants and the debentures based on their relative fair values, and allocated $72,869 to the warrants, which was recorded as a discount against the Series C Debentures, with offsetting entry to additional paid-in capital. The fair value of the warrants was determined using the BSM valuation model and the following assumptions: volatility – 43.74% and 44.28%, risk free rate – 1.62% and 1.67%, dividend rate – 0.00%. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs.

As of March 31, 2015, the carrying value of the Series C Debentures was $350,833, interest expense of $8,771 was recorded and no amortization expense was recorded as it was fully expensed in the prior period.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

In October and November 2014, all but one of the holders of the Series B Debentures-Issuance II exchanged the debentures with an aggregate face value of $464,440 and accrued interest of $51,317 for either a Series C or D Debenture with an aggregate face value of $513,757. The Company recorded a loss on early extinguishment of debt of $212,261, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of a debenture due October and November 2014. The total amount due on this debenture, including interest, is $183,412. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of this debt obligation.

As of March 31, 2015, the net carrying value of the outstanding Series B Debentures-Issuance II totaled $161,932 and no unamortized discount remains therefore no amortization expense was recorded for the quarter ended March 31, 2015. During the quarter ended March 31, 2015, we recorded interest expense on the Series B Debentures-Issuance II of $6,548.

July 2012 Convertible Debentures (Series A)

In July 2012, the Company issued Convertible Debentures (the “Series A Debentures”) with an aggregate face value of $215,300 Canadian Dollars (US$197,344 as of December June 30, 2014). The Series A Debentures matured in July 2014, bore interest at an annual rate of 10% through July 2014 and 12% thereafter, and were convertible at the option of the holders into Units, each consisting of a) one share of Common stock and b) one warrant to purchase one share of common stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the Series A Debentures is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the Debenture agreement, occurs within six months of the closing of the offering of the July Notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the Series A Debentures.

In July 2014, the holder of a Series A Debenture exchanged the debenture with a face value of $25,000 Canadian Dollars (US$23,360), and accrued interest of $3,336 Canadian Dollars (US$3,117) for a Series D Convertible Debenture with a face amount of US$26,477. The Company recorded a loss on early extinguishment of debt of US$6,728, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest, is US$220,031. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of these debt obligations.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

As of March 31, 2015, the net carrying value of the outstanding Series A Debentures totaled $168,815 and no unamortized discount remains therefore no amortization expense was recorded for the quarter ended March 31, 2015. During the quarter ended March 31, 2015, we recorded interest expense on the Series A Debentures of $5,064. As of March 31, 2015 no unamortized debt issuance costs related to the Series A Debentures remains therefore no amortization expense was recorded during the quarter ended March 31, 2015.

November 2014 Convertible Debenture with Peak One Opportunity Fund, L.P.

In November 2014, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a Convertible Debenture (the “Peak Debenture”) in the principal amount of $125,000 (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, the Company agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. The Company has the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest. Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of Common Stock at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20 trading days immediately preceding the date of conversion of the Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events). In addition with the Peak Agreement, the Company paid issuance costs of $10,000 and issued 137,500 shares of restricted Common Stock to cover the expenses incurred and analysis performed by Peak in connection with the transaction. On the date of issuance, the Company recorded the fair value of the conversion option of $66,423 as a derivative liability and debt discount to be amortized into interest expense through the maturity date. During the quarter ended March 31, 2015, the Company recognized $8,796 of amortization of the discount and recorded interest expense of $1,541. As of March 31, 2015, the Peak Debenture is carried at $67,373, net of unamortized discount of $57,627.

The fair value of the 137,500 shares of restricted stock of $24,750, and $10,000 of issuance costs added to the principal, was recorded as deferred issuance costs to be amortized into interest expense over the term of the debenture. During the quarter ended March 31, 2015, the Company recognized $2,856 of interest expense from the amortization of deferred financing fees.

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

The Company allocated the proceeds from the Convertible Promissory Notes to the warrants and the notes based on their relative fair values, allocated $6,117 to the warrants, and determined that there were aggregate beneficial conversion features of $8,512. The fair value of the warrants was determined using the BSM valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.66 to 1.74% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features; totaling $14,629 was recorded as a discount against the Convertible Promissory Notes, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Convertible Promissory Notes.

During the quarter ended March 31, 2015, the Company recorded amortization of the discount of $3,607 and recorded interest expense of $1,300. As of March 1, 2015, the carrying value of the Convertible Promissory Notes was $48,697, net of unamortized discounts of $3,803.

NOTE 6 – DERIVATIVES

The Company determined that the embedded conversion feature included in the November 2014 Peak Debenture required liability treatment because it is convertible into a fixed dollar amount based on a variable conversion rate. Because of the uncertainty regarding the number of shares of Common Stock that may be issuable upon the conversion of the convertible debt, the embedded conversion option is required to be accounted for separately and presented as a derivative liability on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations. On the date of issuance, the Company recorded an initial derivative liability of $66,423 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt. The Company adjusted the derivative liability of its fair value on March 31, 2015, of $637 resulting in derivative income of $637 for the quarter ended March 31, 2015. The fair value of the embedded conversion option was determined using Monte Carlo simulations and the following assumptions:

	Issuance Date	December 31, 2014	March 31, 2015
Expected Volatility	41.50%	44.10%	41.40%
Expected Term	3.00 Years	2.85 Years	2.60 Years
Risk-Free Interest Rate	0.51%	1.02%	0.89%
Dividend Rate	—%	—%	—%

The following table presents changes in Level 3 liabilities measured at fair value for the three month period ended March 31, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Derivative
Liability
Balance at December 31, 2014	$65,422
Change in fair value	637
Balance at March 31, 2015	$66,059

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three year period and have a life of ten years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. As of March 31, 2015, there were 1,468,766 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of March 31, 2015, there were 4,553,000 shares available for awards under this plan.

On February 12, 2014, Arol Buntzman resigned from his positions as Chairman, Director and Chief Executive Officer (CEO) of the Company. The Company’s Board of Directors has commenced a search for a permanent CEO and has appointed Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, as CEO to serve until a permanent CEO is hired.

As a result of Mr. Buntzman’s resignation pursuant to the December 2013 non-qualified stock option agreement between him and the Company, which granted to him options to purchase up to 4,000,000 shares of common stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”), options to purchase 1,500,000 shares of stock were automatically cancelled, leaving 2,500,000 outstanding options. These options covered 1,000,000 shares at an excrcise price of $0.30 per share and three tranches of 500,000 shares each at an exercise price of $0.40, $0.60 and $0.70 per share, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $0.40, $0.60 and $0.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’ s resignation. Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party.

During the three months ended March 31, 2015, the Company issued 130,000 options, respectively, to acquire shares of common stock to employees, directors or consultants.

The grant-date fair value of options is estimated using the BSM valuation model. The per share weighted average fair value of stock options granted during 2015 was $0.07 and was determined using the following assumptions: expected price volatility is 49.6%, risk-free interest rate of 1.06%, zero expected dividend yield, and 6.5 years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of March 31, 2015, there was approximately $119,151 of total unrecognized stock compensation expense, related to unvested stock options under the both Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of .66 years.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION – Continued

A summary of options issued, exercised and cancelled for the quarter ended March 31, 2015 is as follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2014	6,810,766	0.26	8.11	—
Granted	130,000	0.07	10.00	—
Exercised	—	—	—	—
Cancelled	(25,000)	0.33		—

Outstanding at March 31, 2015	6,915,766	0.26	7.92	—

Exercisable at March 31, 2015	6,813,327	0.35	8.07	—

NOTE 8 – WARRANTS TO PURCHASE COMMON STOCK

During the quarter ended March 31, 2015, the Company issued, in connection with the issuance of debentures, warrants to purchase 326,500 shares of the Company’s common stock at an exercise price of $0.15 and $0.20. All warrants outstanding as of March 31, 2015 are scheduled to expire at various dates through 2019.

The grant date fair value of warrants is estimated using the BSM valuation model. The per share weighted average fair value of the warrants granted during 2015 was $0.17 and was determined using the following assumptions: expected price volatility ranging between 43.95% to 45.08%, risk-free interest rate ranging between 0.83% to 1.03%, zero expected dividend yield, and 3.0 years expected life of warrants. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

A summary of warrants issued, exercised and expired for the three months ended March 31, 2015 follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2014	17,308,258	0.70	2.04
Granted	326,500	0.17	3.49
Exercised	—	—	—
Expired	(826,810)	0.97	—

Outstanding and exercisable at March 31, 2015	16,807,948	0.69	1.98

NOTE 9 – STOCKHOLDER’S EQUITY

Debt beneficial conversion feature for warrants – During the quarter ended March 31, 2015, the Company raised gross proceeds of $200,000 pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that allocated the face value of the Series F Debentures to the warrants and the debentures based on their relative fair values and, resulted in the recording of beneficial conversion features totaling $200,000 as a discount against the Series F Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series F Debentures.

NOTE 10 – POTENTIALLY DILUTIVE SECURITIES

Options, warrants and convertible debt were all considered anti-dilutive for the three months ended March 31, 2015 and 2014 due to net losses that the Company reported. The following table sets forth the securities that were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	Three months ended
	March 31, 2015	March 31, 2014

Options	6,915,766	7,691,773
Warrants	16,807,948	10,971,066
Convertible Debt	22,545,516	4,009,002

Total Potentially Dilutive Securities	46,269,230	22,671,841

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

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

On August 11, 2014, the landlord declared the Company in default based on its failure to pay rent and other charges due since July 2014. The Company vacated the premises on August 22, 2014, and moved its office to smaller, less expensive premises in the neighboring area. Past due amounts owed on the lease through the date of surrender of the premises total approximately $51,000. Total payments from surrender through the end of the lease would be approximately $900,000. The Company is attempting to negotiate a settlement of the lease with the landlord based on an offset for the fair market rental value of the premises and a discount to present value, as well as a discount based on the Company’s precarious financial condition. No legal demands have been filed by either party. In addition, the Company has notified its former CEO, who it believes signed the lease without board approval and without proper disclosure, that it will hold him responsible for all losses arising from the lease. The former CEO has denied these charges. In this regard, the Company intends to set off any such losses against the amount accrued in his favor under the Series B debenture held by him (approximately $175,425 as of November 1, 2014) and against his options to purchase 222,100 shares of the Company’s common stock at an exercise price of $0.35 per share. The space was leased to a new tenant controlled by the former CEO effective January 1, 2015. In addition the company has accrued all past due amounts fully and an additional amount based on an offer of settlement presented to the landlord. There can be no assurance that settlement of this lease will not have a material adverse effect on the Company.

In April 2015, the Company executed a lease that commences on May 1, 2015, for office space located in Davie, Florida. The lease has monthly payments of $954 per month for a six-month term and has an option to extend for another six-month term.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

During the second quarter of 2015, the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $37,000 ($25,000 was provided by board member Les V. Anderton) pursuant to Series F Debenture. See Note 5 for the terms of the Series F Debentures. The Company incurred no commission costs in connection with these transactions.

During the second quarter of 2015, $228,000 of the Series E and Series F Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into common stock at .03 per share. As of May 20, 2015, the Debentures were convertible into an aggregate of 7,600,000 shares. See Note 5 for the terms of the Series F Debentures. At this time the Company is in discussion with the Debenture Holders, the majority of which are related parties, and no notices of conversion of these debentures have been received as of May 20, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for an interim period may not give a true indication of results for future interim periods or the year. In the following discussion, all comparisons are with the corresponding items in the prior or year period.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. ”Risk Factors,” “Forward-Looking Statements” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Trunity Holdings, Inc. (“Trunity” or the “Company”) is a Delaware corporation headquartered in Davie, Florida. We have a wholly-owned subsidiary, Trunity, Inc., a Delaware corporation (“Trunity, Inc. “or the “Company”), also based in Davie, Florida, which was formed on July 28, 2009 through the acquisition of certain intellectual property by our three founders.

We have developed a patent-pending, cloud-based collaborative knowledge management, publishing and education delivery platform – the Trunity eLearning Platform (the “Platform”), which provides an end-to-end solution for the rapidly growing e-textbook, elearning, enterprise training and education marketplaces. As a result of the Platform’s innovative multi-tenant cloud-based architecture, it enables a unique integration of academic content with learning management systems. We allow content from multiple sources to be assembled into customized living textbooks, known as Trubooks™, and courseware all delivered with real-time updates directly to the student on any Internet-enabled computer or smart mobile device.

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

The 2.0 release has allowed us to augment our Platform with meta-tagging capabilities that allows content to be categorized and aligned to various educational standards such as Common Core. This allows authors, curriculum developers and teachers to find and pull together (via Trunity’s LiveCross publishing technology) different content modules to create Trubooks™, and courses customized for specific curriculum standards and differentiated student learning needs. In particular, the Common Core framework built around the concept of modularized content – adopted by 46 out of 50 states for their K-12 curriculum – has presented unique challenges that traditional textbook publishers have been ill-equipped to address with their monolithic textbook publishing model. As federal funding is often tied to the adoption of these standards and corresponding learning outcomes, we believe that we are well positioned with both the school districts and traditional publishers that have adopted the Common Core standards.

In mid-2014, we announced plans to release our next generation architecture for the Trunity eLearning Platform. Version 3.0, which incorporates several new highly innovative technical frameworks enabling faster and more robust development, weds a new mobile app, branded as Trunity Mobile, with a major enhancement of our content creation and courseware technology, bringing to market a suite of leading edge experiences for teachers, students, authors and publishers. Version 3.0 includes a much more robust user interface, as well as a broad range of new features and functionality that further extend Trunity’s technological lead in the global education technology marketplace. In fact, version 3.0 is designed to help realize Trunity’s vision for an eLearning platform with no rivals: a single web-based platform that seamlessly integrates content creation, Trubooks™, and courseware, teacher-to-student and group-to-group sharing of messages, notes, annotations, content and bookmarks in real-time – all within a single virtual classroom.

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

We released a beta version of 3.0 and have scheduled the full release to occur in the second quarter of 2015. Additional enhancements to the Platform, in the form of version 3.1, are expected to be released for general availability in the fourth quarter of 2015.

In late 2014, we also released our new mobile app, Trunity Mobile, available as a free download to current Trunity student and educator users from the Apple App Store for iOS mobile devices. Trunity Mobile features dynamic, rich media content (audio, video, images, animations, etc.) that engages students and improves learning outcomes. In addition, highlighting and note-taking capabilities are complemented by powerful and intuitive search, automatic content updates and alerts, familiar swipe, tape and pinch/zoom behaviors and a comprehensive, interactive glossary. The key competitive differentiator of our mobile app is that it enables downloads of select content or complete Trubooks™ for offline use, which precisely mirrors the online experience. This unique capability makes Trunity the first educational technology company able to provide a mobile eLearning platform capable of delivering truly interactive functionality for both online and offline use.

In the second quarter of 2015, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android and Windows 7 desktop. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads by mobile device users on Windows 8 and 10 operating systems (and potentially Google Chrome) is expected to be released in the fourth quarter of 2015.

Trunity launched its revamped and greatly enhanced Trunity Store – known as the Trunity Knowledge Exchange – in time for the start of the Winter/Spring Semester 2015. In addition to providing a much enhanced user interface and full responsive design for purchase via mobile phones, the new store ensures that students are guided to purchase the correct custom Trubook™ or course that they are taking, allows single use vouchers to be sold at campus bookstores that can be redeemed at the Trunity Knowledge Exchange, much improved store management, reporting, and analytics, along with a number of other new and improved features. The new Trunity Knowledge Exchange is also designed for tight integration with the Trunity 3.0 Platform when this is released in the second quarter of this year.

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

We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and in the section of this quarterly report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results.”

Critical Accounting Policies and Estimates

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Our most critical accounting policies relate to revenue recognition, web development assets, derivative instruments and share-based compensation. Since December 31, 2014, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

For the Quarters Ended March 31, 2015 and 2014

Net sales for the three months ended March 31, 2015 totaled $118,679, representing a 96% increase over net sales of $60,426 reported for the same three months in 2014. The increase was largely attributable to increased Trubook™ sales to the higher education market, offered on the Trunity eLearning Platform for the spring 2015 school term. We believe that our revenue will continue to increase substantially during 2015 based upon revenue recognition from licensing revenue stemming from both current and anticipated new customers; new Trubooks™ being authored and/or published on our Platform; specific global marketing initiatives that we believe will generate new users; and ‘word of mouth’ referrals from satisfied users of our Platform. However, there can be no assurance that this expected revenue growth will occur.

Cost of goods sold for the three months ended March 31, 2015 and 2014, totaled $62,129 and $48,669, respectively, and resulted in gross profit of $56,551 and $11,757, respectively. Our gross profit margin on sales saw a significant improvement, rising to 48% from 20% due primarily to the increase in sales of our Trubooks™ coupled with the reduction in royalty rates for authors versus the previous year..

Our total operating expenses for the three months ended March 31, 2015 were $446,965 compared to $1,041,296 for the three months ended March 31, 2014. The 57% reduction was due primarily to successful execution of numerous cost cutting strategies that we implemented over the past several quarters such as the movement of product development activities off-shore, office space withdrawal and reduction in administrative salaries coupled with lower stock-based compensation expense, offset by higher accretion for debt discounts and issuance costs, as well as higher accrued interest and other liabilities related to our debentures. Collectively, this resulted in our selling, general and administrative (SG&A) expenses measurably declining 63% to $252,266 for the first quarter of 2015 compared to $676,259 for the first quarter of 2014. Our research and development costs also decreased, dropping 47% to $194,699 for the three months ended March 31, 2015 from $365,037 reported for the same three months in the prior year, as we have completed much of the development on the next generation Trunity eLearning Platform and expect to have a full commercial launch of version “3.0” in the second quarter 2015.

Due to higher revenues and lower operating expenses, our loss from operations decreased 62% to $390,414 from $1,029,539 for the first three months ended March 31, 2015 and 2014, respectively.

After factoring net interest expense of $232,056 and foreign currency translation adjustments of $1,275, our comprehensive net loss for the three months ended March 31, 2015 totaled $622,470. This compared to a comprehensive net loss of $1,114,129 for the same three months in 2014, after factoring net interest expense of $94,472 and foreign currency translation adjustments of $9,882.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At March 31, 2015, we had negative working capital of $3,344,409 as compared to negative working capital of $3,058,567 at December 31, 2014.

Our current assets at March 31, 2015 totaled $16,524 in cash and $24,439 accounts receivable, which compared to $14,119 in cash and $3,020 in accounts receivable at December 31, 2014. Our current liabilities of $3,559,623 at March 31, 2015 and $3,229,093 at December 31, 2014 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.Net cash used in operating activities was $154,051 for the three months ended March 31, 2015, as compared to $657,244 for the three months ended March 31, 2014. Working capital changes provided cash of $2,405 for the current period compared to consuming cash of $648,956 for the three months ended March 31, 2014. In addition, our net loss was impacted by non-cash expenses related to depreciation and amortization, stock-based compensation and accounting for accretion for debt discounts and issuance costs, as well as accounting for the fair value of an embedded conversion feature for our debentures.

Net cash used in investing activities was $47,681 for the three months ended March 31, 2015, as compared to net cash used of $136,460 for the same three months in 2014. The reduction in net cash used in our investing activities was largely due to the fact that we have completed much of the development on the next generation Trunity eLearning Platform and expect to have a full commercial launch of version “3.0” in the second quarter of 2015.

Net cash provided by financing activities for the three months ended March 31, 2015 was $204,136 as compared to $144,748 for the three months ended March 31, 2014. This increase was due to more proceeds being raised from the issuance of debentures in the first quarter of 2015.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. We believe our working capital is sufficient to fund our operations and permit us to satisfy our obligations as they become due for at least the next month. We have continued to expand our business and our expenses are greater than revenues despite our focused cost-control efforts. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

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

In mid-2014, we announced plans to release our next generation architecture for the Trunity eLearning Platform. Version 3.0, which incorporates several new highly innovative technical frameworks enabling faster and more robust development, weds a new mobile app, branded as Trunity Mobile, with a major enhancement of our content creation and courseware technology, bringing to market a suite of leading edge experiences for teachers, students, authors and publishers. Version 3.0 includes a much more robust user interface, as well as a broad range of new features and functionality that further extend Trunity’s technological lead in the global education technology marketplace. In fact, version 3.0 is designed to help realize Trunity’s vision for an eLearning platform with no rivals: a single web-based platform that seamlessly integrates content creation, Trubooks™ and courseware, teacher-to-student and group-to-group sharing of messages, notes, annotations, content and bookmarks in real-time – all within a single virtual classroom.

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

In the second quarter of 2015, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android and Windows 7 desktop. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads by mobile device users on Windows 8 and 10 operating systems (and potentially Google Chrome) are expected to be released late in the fourth quarter of 2015.

Our Trubook™ solution has seen strong adoption in the U.S. education market since its initial launch in the fall of 2012. The first Trubook™ authored on the Trunity eLearning Platform was deployed in the first semester at Boston University and sold to 150+ students in a single class at $50 each, expanding to four universities and seven courses by the second semester. This Trubook™ has been used in 20 colleges and universities and in five high schools, and has been sold to over 1,500 students. This increase in sales demonstrates a repeatable and scalable business model to be followed for the continued adoption of truly interactive books.

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

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students. It is important to note that the political upheaval that has taken place in Ukraine since February 2014 resulting in the Ukrainian parliament voting to dismiss the country’s president, Victor Yanukovych, and the Russian annexation of Crimea, have created uncertainty as to the viability of the Ukraine government’s Open World National Project; which, in turn, may impact Trunity’s ability to complete the project implementation. We have on boarded content to the newly developed Ukrainian Knowledge Exchange however given the recent political climate in Ukraine; the launch of the Open World Project is currently on hold. Nonetheless Trunity is poised and ready to proceed with the initiative as soon as the Ukranian government is ready to proceed with the Project.

On June 5, 2013, we completed a $3.575 million strategic funding led by Pan-African Investment Company (PIC), which was founded by Dick Parsons and Ronald Lauder. Parsons and Lauder formed PIC to identify, invest in and provide solutions that effect growth and development in Africa. In addition to the investment, we entered into an agreement appointing PIC as our exclusive sales agent in Africa. We anticipate a presence in Africa as part of our strategy to bring our platform to the African continent.

Trunity expanded our international presence into the Middle East in the fall of 2014 with the sale of over 6,000 Platform licenses to the Institute of Applied Technology (IAT) headquartered in Dubai, with the Trunity platform currently in use at four different IAT campuses. The sale was accomplished in collaboration with our strategic partner Houghton Mifflin Harcourt and its Middle Eastern distributor, All Prints Distributors and Publishers. All Prints is the main supplier of textbooks and educational materials to all the major universities, schools and educational institutes in the United Arab Emirates, Qatar, Kuwait, Oman, Jordan, Saudi Arabia, Bahrain, Syria and Lebanon.

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

Changes in Internal Control over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2015. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2015 the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $37,000 ($25,000 was provided by board member Les V. Anderton) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 37,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 212,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

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

Exhibit Number	Description
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

10.15
Securities Purchase Agreement dated as of November 6, 2014, between the Company and Peak One Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.15 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-53601)).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL INSTANCE DOCUMENT

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUNITY HOLDINGS, INC.

Date: May 20, 2015	By:	/s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Nicole Fernandez-McGovern	May 20, 2015
Nicole Fernandez-McGovern
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

/s/ Les Anderton	May 20, 2015
Les Anderton
Secretary, Treasurer and Director

/s/ Ivan Berkowitz	May 20, 2015
Ivan Berkowitz, PhD
Director

/s/ Richard H. Davis	May 20, 2015
Richard H. Davis
Director