Form 10-Q
period 2015-06-30
Trunity Holdings, Inc.
filed 2015-08-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES ☐ NO ☒

Class	Outstanding at August 14, 2015
Common stock, $.0001 par value per share	63,628,821

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUNITY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets
Cash	$16,000	$14,119
Accounts receivable	5,165	3,020
Debt issuance costs	33,397	33,692
Prepaid expenses and other current assets	115,391	106,799
Total current assets	169,953	157,630

Property and equipment
Fixtures and equipment	76,095	76,095
Less accumulated depreciation	(62,088)	(56,379)
Total property and equipment, net	14,007	19,716

Capitalized software development costs
Costs incurred	4,303,896	4,232,313
Less accumulated amortization	(3,710,246)	(3,457,907)
Total capitalized software development costs, net	593,650	774,406

Other assets
Other long term assets
	12,300	12,895
TOTAL ASSETS	$789,910	$964,647

LIABILITIES
Current liabilities
Accounts payable	$1,116,596	$984,841
Accrued interest	203,737	106,274
Accrued payroll expenses	184,955	75,535
Accrued expenses	139,940	120,559
Debentures Series A, B, C, D, E and F, net	1,893,515	1,457,163
Convertible debenture, net	99,545	115,463
Convertible promissory note, net	52,345	45,089
Deferred revenue	271,807	324,169
Total current liabilities	3,962,440	3,229,093

TOTAL LIABILITIES	3,962,440	3,229,093

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.0001 par value- 50,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value – 200,000,000 shares authorized, 56,176,756 and 54,803,131 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5,617	5,480
Additional paid-in capital	14,621,437	14,220,266
Other comprehensive income	30,781	17,974
Accumulated deficit	(17,830,365)	(16,508,166)
Total Stockholders’ Equity Deficit	(3,172,530)	(2,264,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$789,910	$964,647

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$66,458	$24,894	$185,137	$85,320
Cost of sales	27,894	19,801	90,023	68,933
Gross profit	38,564	5,093	95,114	16,387

Operating expenses:
Research and development	186,950	410,208	381,649	902,094
Selling, general and administrative	232,596	380,761	484,862	929,707
Total operating expenses	419,546	790,969	866,511	1,831,801

Loss from operations	(380,982)	(785,876)	(771,397)	(1,815,414)

Other expenses:
Interest expense	(318,747)	(97,213)	(550,802)	(191,685)
Total other expenses	(318,747)	(97,213)	(550,802)	(191,685)

Net loss	(699,729)	(883,089)	(1,322,199)	(2,007,099)

Other comprehensive gain (loss):
Foreign currency translation adjustments	14,082	(2,001)	12,807	7,881

Comprehensive loss	$(685,647)	$(885,090)	$(1,309,392)	$(1,999,218)

Net loss per share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares - Basic and Diluted:	55,083,961	49,108,919	54,943,546	47,915,460

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2015
(Unaudited)

	Par $0.0001 Common Shares	Common Stock	Paid-in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2015	54,803,131	$5,480	$14,220,266	$17,974	$(16,508,166)	$(2,264,446)
Common stock issued upon conversion of debenture	1,373,625	137	45,816	—	—	45,953
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature	—	—	274,122	—	—	274,122
Stock compensation expense	—	—	81,233	—	—	81,233
Foreign currency translation gain	—	—	—	12,807	—	12,807
Net loss	—	—	—	—	(1,322,199)	(1,322,199)
Balance at June 30, 2015	56,176,756	$5,617	$14,621,437	$30,781	$(17,830,365)	$(3,172,530)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(1,322,199)	$(2,007,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,048	286,549
Stock-based compensation expense	81,233	258,894
Accretion for debt discounts and issuance costs	384,026	131,796
Warrants issued in exchange for services	—	20,752
Fair value of embedded conversion feature	1,091	—
Changes in operating assets and liabilities:
Accounts receivable	(2,145)	1,089
Prepaid expenses and other current assets	(8,592)	7,436
Accounts payable	131,755	243,382
Other assets	16,995	—
Accrued interest and other liabilities	272,177	(2,479)
Deferred revenue	(52,363)	(34,000)
Deferred rent	—	3,773
Net Cash Used in Operating Activities	$(239,974)	$(1,089,907)

Cash Flows from Investing Activities:
Payment for patent and trademark applications	(1,400)	—
Payment of platform development costs	(71,583)	(328,719)
Net Cash Used in Investing Activities	$(72,983)	$(328,719)

Cash Flows from Financing Activities:
Proceeds from issuance of debentures	319,000	—
Repayments on notes payable related parties	(4,162)	(252)
Proceeds from issuance of convertible note payable	—	100,000
Sale of common stock, net of issuance costs	—	556,200
Net Cash Provided by Financing Activities	$314,838	$655,948

Net Increase (Decrease) in Cash and Cash Equivalents	1,881	(762,678)
Cash, Beginning of Period	14,119	812,064
Cash, End of Period	$16,000	$49,386

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$9,603

Non-cash Investing and Financing Transactions:
Accrued interest reclassed to debenture principal	$41,750	—
Conversion of debt to common stock shares	$45,953	$—
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature	$274,122	$—

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

The accompanying condensed consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses, working capital deficiencies, and negative operating cash flows since its inception. To the extent the Company continues to experience working capital deficiencies and negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and Common Stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all will be available. In addition, the Company has defaulted on some of its lease and debt obligations as of June 30, 2015. Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There was no material changes during the quarter ended June 30, 2015 in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

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

Intangible assets were comprised of the following at June 30, 2015:

Trunity eLearning Platform Software Development Cost	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(539,225)	$8,806
Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(365,617)	$154,116
Internal costs capitalized for the twelve months ended December 31, 2014	3 years	598,285	(229,318)	$368,967
Internal costs capitalized for the six months ended June 30, 2015	3 years	71,583	(9,822)	$61,761
Carrying value as of June 30, 2015				$593,650

Carrying value as of December 31, 2014				$774,406

Estimated future amortization expense is as follows for the following periods:

Remainder of 2015	$207,072
2016	290,783
2017	93,686
2018	2,109
Total future amortization expense	$593,650

Amortization expense for intangible assets as $119,833 and $252,339 for the three and six months ended June 30, 2015 and $143,632 and $271,242 for the three and six months ended June 30, 2014.

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The following is a summary of significant related party transactions during the three and six months ended June 30, 2015 and 2014.

Summary of Related Party Obligations

The Company has $737,163 and $676,913 of the debenture series are held by related parties as of June 30, 2015 and December 31, 2014, respectively. It also has $52,500 of convertible promissory notes that are held by a related party as of June 30, 2015 and December 31, 2014. The Company has accrued interest of $60,746 and $25,137 due to related parties as of June 30, 2015 and December 31, 2014.

Interest expense incurred by the Company associated with these related party obligations was $20,557 and $35,608 for the three and six month period ended June 30, 2015 and $4,048 and $8,097 for the three and six month period ended period ended June 30, 2014.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES – Continued

Transactions with Officers – The Company’s CEO and CFO, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial, a financial consulting firm, and Premier Financial Filings, a full-service financial printer; companies which have provided contracted financial services to Trunity. For the six months ended June 30, 2015 and 2014, RCM Financial provided outside accounting and tax professional services to Trunity, which resulted in fees of $3,178 and $9,257, respectively. Premier Financial Filings provided services to the Company resulting in fees of $5,995 and $5,873, respectively for the six months ended June 30, 2015 and 2014.

During the six months ended June 30, 2015, Ms. Fernandez-McGovern was issued, in exchange for $30,000 of consideration, Series F Convertible Debentures resulting in 30,000 warrants at $0.15 being issued to her. Ms. Fernandez- McGovern is also the holder of a Series D Convertible Debenture and July 2014 Convertible Promissory Note in the principal amount of $42,822 issued in exchange for $42,500 of consideration. See Note 5 for further details of the terms of the debentures and promissory note.

The Company’s Chief Education Officer, Cutler Cleveland, currently authors on the Trunity eLearning Platform. In his capacity as an author, he has accrued royalties for the six months ended June 30, 2015 and 2014 of $4,986 and $9,485, respectively.

At June 30, 2015, the Company’s Chief Technology Officer, Joakim Lindblom, is the holder of a Series D Convertible Debenture in the principal amount of $92,106 issued in exchange for $81,270 of consideration. See Note 5 for further details of the terms of the debenture.

Transactions with Board Members – An investment of $100,000 was made by a board member and founder, Les Anderton, during the six months ended June 30, 2015, for a Series F Convertible Debenture, resulting in 100,000 warrants at $0.15. In addition, Mr. Anderton is the holder of $280,053 of Series E Convertible Debentures, Series D Convertible Debenture and July 2014 Convertible Promissory Note issued to him in exchange for $265,370 of consideration. See Note 5 for further details of the terms of the debentures and promissory note.

In exchange for $10,000 of consideration, board member Ivan Berkowitz is a holder of a July 2014 Convertible Promissory Note. See Note 5 for further details of the terms of this promissory note.

Credit Agreements

Effective January 1, 2015, Les Anderton provided a new $1.5 million line of credit, at a 10% interest rate, to the Company on the same terms as in his prior credit agreement with a maturity date of the earlier of December 31, 2015 or the closing of a Company financing with gross proceeds of at least $5 million. The line of credit will be used to fund working capital needs. No draws have been made on the line of credit.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT

The following is a summary of convertible debentures outstanding as of June 30, 2015:

	Face Value	Initial Discount	Accumulated Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	$(14,629)	$14,474	$—	$52,345

Series A Debentures	154,733	(69,219)	69,219	—	154,733
Series B Debentures	161,932	(69,135)	69,135	—	161,932
Series C Debentures	350,833	—	—	—	350,833
Series D Debentures	763,199	(34,650)	29,033	—	757,582
Series E Debentures	166,750	(145,000)	145,000	—	166,750
Series F Debentures	339,000	(271,206)	233,891	—	301,685
Total Debentures	$1,936,447	$(589,210)	$546,278	$—	$1,893,515

	Face Value	Initial Discount	Accumulated Amortization	Stock Settled Debt Obligation	Carrying Value
Convertible Debenture	$88,586	$(66,423)	$26,822	$50,560	$99,545

Total	$2,077,533	$(670,262)	$587,574	$50,560	$2,045,405

The following is a summary of convertible debentures outstanding as of December 31, 2014:

	Face Value	Initial Discount	Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	$(14,629)	$7,218	$—	$45,089

Series A Debentures	167,540	(69,219)	69,219	—	167,540
Series B Debentures	161,932	(69,135)	69,135	—	161,932
Series C Debentures	350,833	(72,869)	—	72,869	350,833
Series D Debentures	763,199	(267,285)	9,992	237,227	743,133
Series E Debentures	145,000	(145,000)	33,725	—	33,725
Total Debentures	$1,588,504	$(623,508)	$182,071	$310,096	$1,457,163

	Face Value	Initial Discount	Amortization	Stock Settled Debt Obligation	Carrying Value
Convertible Debenture	$113,128	$(66,423)	$3,336	$65,422	$115,463

Total	$1,754,132	$(704,560)	$192,625	$375,518	$1,617,715

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

January-March 2015 Unsecured Redeemable Debentures (Series F)

In 2015, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $319,000 ($130,000 was provided by an officer and board member of the Company) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that required payment of interest at the end of the three-month Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 319,000 shares of common stock for an exercise price of $0.15 per share, exercisable over three years. In addition, the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 319,000 shares of the Company’s common stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions. The Series F Debentures are convertible into common stock at $.03 per share as to principal plus accrued interest upon an event of default.

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

During the three and six months ended June 30, 2015, the Company recorded amortization of the discount of $149,736 and $233,891, respectively and interest expense of $26,283 and $28,387, respectively. During the three months ended June 30, 2015, the Company defaulted on some of the Series F debentures and as a result, reclassed $20,000 of accrued interest as of the date of maturity to the face amount of the debenture and then began accruing daily interest on the new face amount of $339,000 at a default rate of 18% per annum. As of June 30, 2015, the carrying value of the Series F Debentures was $301,685, net of unamortized discounts of $37,315.

During the three months ended June 30, 2015, $212,000 of the Series F Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at .03 per share. As of June 30, 2015, the Debentures were convertible into an aggregate of 7,066,667 shares. At this time, the Company is in discussion with the Debenture Holders and no notices of conversion of these debentures have been received as of August 14, 2015.

November and December 2014 Unsecured Redeemable Debentures (Series E)

In October and November 2014, the Company borrowed from accredited investors and a related party (the “Debenture Holders”) $145,000 pursuant to an Unsecured Redeemable Debenture Series E (the “Series E Debentures”) that required payment of interest at the end of the six-month Debenture term in the amount of 15% of the principal amount. The holders of the Series E Debentures also received warrants to acquire 145,000 shares of common stock for an exercise price of $0.15 per share, exercisable over four years equal. In addition, the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 145,000 shares of the Company’s common stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions. The Series E Debentures are convertible into common stock at $.03 per share as to principal plus accrued interest upon an event of default.

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

During the three and six months ended June 30, 2015, the Company recorded amortization of the discount of $39,243 and $145,000, respectively and interest expense of $17,291 and $22,654, respectively. During the three months ended June 30, 2015, the Company defaulted in redeeming the Series E debentures and as a result, reclassed $21,750 of accrued interest as of the date of maturity to the face amount of the debenture and then began accruing daily interest on the new face amount of $166,750 at a default rate of 18% per annum. As of June 30, 2015, the carrying value of the Series E Debentures was $166,750 and the discount has been fully amortized.

During the three months ended June 30, 2015, all of the Series E, Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at .03 per share. As of June 30, 2015, the Debentures were convertible into an aggregate of 5,558,333 shares. At this time, the Company is in discussion with the Debenture Holders, the majority of which are related parties, and no notices of conversion of these debentures have been received as of August 14, 2015.

July to November 2014 Convertible Debentures (Series D)

During the months of July through November 2014, the Company issued Series D Convertible Debentures (the “Series D Debentures”) with an aggregate face value of $763,199 in exchange for $176,718 of cash plus accrued interest ($35,000 was provided by the CEO and CFO), in settlement of a Series A Convertible Debenture with outstanding principal and accrued interest of $26,477, and in settlement of Series B Convertible Debentures with aggregate outstanding principal and accrued interest of $560,003, of which $287,159 represented a conversion of notes payable-related parties to the Founders. The Series D Debentures accrue interest at an annual rate of 12%, mature in July through November 2015, and are convertible into the Company’s common stock at a conversion rate of $0.165 per share. The holders of the Series D Debentures also received warrants to acquire 3,332,000 shares of common stock for an exercise price of $0.20 per share, exercisable over five years.

The Company allocated the face value of the Series D Debentures to the warrants and the debentures based on their relative fair values, allocated $145,334 to the warrants, and determined that there were aggregate beneficial conversion features of $126,543. The fair value of the warrants was determined using the BSM valuation model and the following assumptions: volatility – 43.63% to 44.28%, risk free rate – 1.60% to 1.69% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features totaling $271,877 was recorded as a discount against the Series D Debentures, with offsetting entry to additional paid-in capital. A portion of the discount resulting in $237,227 was fully expensed upon execution of the new debentures as debt extinguishment costs and the remaining amount of $34,650 is being amortized into interest expense over the term of the Series D Debentures.

During the three and six months ended June 30, 2015, the Company recorded amortization of the discount related to the Series D Debentures of $8,244 and $19,040, respectively and interest expense of $22,861 and $45,580, respectively. As of June 30, 2015, the carrying value of the Series D Debentures was $757,582, net of unamortized discounts of $5,617.

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

As of June 30, 2015, the carrying value of the Series C Debentures was $350,833, interest expense for the three and six months ended June 30, 2015 of $8,771 and $17,542 respectively was recorded and no amortization expense was recorded as it was fully expensed in the prior period.

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

In October and November 2014, all but one of the holders of the Series B Debentures-Issuance II exchanged the debentures with an aggregate face value of $464,440 and accrued interest of $51,317 for either a Series C or D Debenture with an aggregate face value of $513,757. The Company recorded a loss on early extinguishment of debt of $212,261, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of a debenture due October and November 2014. The total amount due on this debenture, including interest, is $188,257 and is currently accruing interest at a default rate of 12% per annum. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of this debt obligation.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

As of June 30, 2015, the net carrying value of the outstanding Series B Debentures-Issuance II totaled $161,932 and no unamortized discount remains therefore no amortization expense was recorded for the three and six months ended June 30, 2015. As of June 30, 2014, the net carrying value of the outstanding Series B Debentures-Issuance II totaled $572,536 and $31,750 and $63,501 of amortization expense was recorded for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2014, interest expense of $4,791 and $9,636, respectively was recorded on the Series B Debentures-Issuance II. During the three and six months ended June 30, 2014, we recorded interest expense on the Series B Debentures-Issuance II of $4,048 and $8,097, respectively. As of June 30, 2015 no unamortized debt issuance costs related to the Series B Debentures-Issuance II remains therefore no amortization expense was recorded during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, $2,476 and $4,951, respectively of amortization expense was recorded related to the debt issuance costs for the Series B Debentures-Issuance II.

July 2012 Convertible Debentures (Series A)

In July 2012, the Company issued Convertible Debentures (the “Series A Debentures”) with an aggregate face value of $215,300 Canadian Dollars (US$197,344 as of December June 30, 2014). The Series A Debentures matured in July 2014, bore interest at an annual rate of 10% through July 2014 and upon default accrued interest at 12% per annum. The Series A Debentures are convertible at the option of the holders into Units, each consisting of a) one share of Common Stock and b) one warrant to purchase one share of Common Stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the Series A Debentures is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the Debenture agreement, occurs within six months of the closing of the offering of the July Notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within six months of the closing of the offering of the Series A Debentures.

In July 2014, a holder of a Series A Debenture exchanged the debenture with a face value of $25,000 Canadian Dollars (US$23,360), and accrued interest of $3,336 Canadian Dollars (US$3,117) for a Series D Convertible Debenture with a face amount of US$26,477. The Company recorded a loss on early extinguishment of debt of US$6,728, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of debentures due October and November 2014. The total amount due on these debentures, including interest is US$220,031 and is currently accruing interest at a default rate of 12% per annum. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of these debt obligations.

As of June 30, 2015, the net carrying value of the outstanding Series A Debentures totaled $154,733 and no unamortized discount remains therefore no amortization expense was recorded for the three and six months ended June 30, 2015. As of June 30, 2014, the net carrying value of the outstanding Series A Debentures totaled $193,811 and $10,599 and $21,197, respectively of amortization expense was recorded for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, the Company recorded interest expense on the Series A Debentures of $5,064 and $9,706 respectively. During the three and six months ended June 30, 2014, the Company recorded interest expense on the Series A Debentures of $4,934 and $9,817 respectively. As of June 30, 2015 no unamortized debt issuance costs related to the Series A Debentures remains therefore no amortization expense was recorded during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, $6,609 and $13,217, respectively of amortization expense was recorded related to the debt issuance costs for the Series A Debentures.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

November 2014 Convertible Debenture with Peak One Opportunity Fund, L.P.

In November 2014, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a Convertible Debenture (the “Peak Debenture”) in the principal amount of $125,000 (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, the Company agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. The Company has the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest and a redemption premium of 20% of principal if the redemption is between 91-180 days after issuance and 40% of principal after 180 days. Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of common stock at a conversion price for each share of common stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the 20 trading days immediately preceding the date of conversion of the Peak Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events).

The Company paid issuance costs of $10,000 and issued 137,500 shares of restricted common ctock to cover the expenses incurred and analysis performed by Peak in connection with the transaction. The fair value of the 137,500 shares of restricted stock of $24,750, and $10,000 of issuance costs added to the principal, were recorded as deferred issuance costs to be amortized into interest expense over the term of the Peak Debenture.

The Peak Debenture is convertible into a variable number of shares based upon a fixed dollar amount and therefore treated as stock settled debt in accordance with ASC 480. On the date of issuance, the Company recorded the fair value of the financial instrument of $66,423 as a stock settled debt obligation along with debt discount of $12,500 to be amortized into interest expense through the maturity date.

During the three and six months ended June 30, 2015, the Company recognized $21,418 and $27,905, respectively of amortization of the discounts, $9,429 and $12,287, respectively of amortization of deferred financing fees, and recorded interest expense of $1,558 and $3,099, respectively.

During the three months ended June 30, 2015, Peak converted $30,000 of principal into 1,373,625 shares of common stock. Upon conversion the Company recorded the fair value of the stock settled debt on the dates of conversion, totaling $45,816, to additional paid in capital. The deferred financing costs were accelerated to interest expense through the date of conversion, which is included in the $21,418 noted above. The Company adjusted the remaining stock settled debt obligation to fair value as of June 30, 2015, totaling $50,560, and recognized derivative expense of $454 for the change in fair value for the three months ended June 30, 2015.

As of June 30, 2015, the Peak Debenture is carried at $99,545, net of unamortized discount of $39,601.

July 2014 Convertible Promissory Notes

In July 2014, the Company issued Convertible Promissory Notes with an aggregate face value of $52,500 for cash ($27,500 was provided by the CEO and CFO and two board members). The Convertible Promissory Notes accrue interest at an annual rate of 10%, mature in July 2015, and are convertible into the Company’s common stock at a conversion rate of $0.165 per share. The holders of the Convertible Promissory Notes also received warrants to acquire 318,182 shares of common stock for an exercise price of $0.50 per share, exercisable over five years.

The Company allocated the proceeds from the Convertible Promissory Notes to the warrants and the notes based on their relative fair values, allocated $6,117 to the warrants, and determined that there were aggregate beneficial conversion features of $8,512. The fair value of the warrants was determined using the BSM valuation model and the following assumptions: volatility – 43.99% to 44.08%, risk free rate – 1.66 to 1.74% %, dividend rate – 0.00%. The amount allocated to the warrants and beneficial conversion features; totaling $14,629, was recorded as a discount against the Convertible Promissory Notes with an offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Convertible Promissory Notes.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

During the three and six months ended June 30, 2015, the Company recorded amortization of the discount of $3,648 and $7,255, respectively. During the three and six months June 30, 2015, the Company recorded interest expense of $1,309 and $2,609, respectively. As of June 30, 2015, the carrying value of the Convertible Promissory Notes was $52,345, net of unamortized discounts of $156.

NOTE 6 – STOCK SETTLED DEBT OBLIGATION

The Company determined that the conversion feature included in the November 2014 Peak Debenture required liability treatment because it is convertible into a fixed dollar amount based on a variable conversion rate. Because of the uncertainty regarding the number of shares of common stock that may be issuable upon the conversion of the convertible debt, the conversion option is required to be accounted for separately and presented as a stock settled debt obligation on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations. On the date of issuance, the Company recorded a stock settled debt obligation of $66,423 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt. The Company adjusted the stock settled debt obligation to its fair value on June 30, 2015, of $50,560, resulting in derivative expense of $454 and $1,091 for the three and six months ended June 30, 2015, respectively. During the three months ended June 30, 2015, the holder of the Peak Debenture elected to convert $30,000 of principal into 1,373,625 shares of Common Stock, resulting in a change to stock settled debt obligation of $15,953 to record the transaction. The Company used Monte Carlo simulations and the following assumptions in estimating the fair value of the embedded conversion option of the derivative liability:

	Issuance Date	December 31, 2014	June 2, 2015	June 18, 2015	June 30, 2015
Expected Volatility	41.50%	44.10%	37.40%	37.70%	37.20%
Expected Term	3.00 Years	2.85 Years	2.43 Years	2.39 Years	2.36 Years
Risk-Free Interest Rate	0.51%	1.02%	0.64%	0.66%	0.64%
Dividend Rate	—%	—%	—%	—%	—%

The following table presents changes in Level 3 liabilities measured at fair value for the quarter ended June 30, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Stock Settled
Debt Obligation
Balance at December 31, 2014	$65,422
Change in fair value	1,091
Fair value recorded to APIC related to conversion of debenture	(15,953)
Balance at June 30, 2015	$50,560

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split, resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three-year period and have a life of ten years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. As of June 30, 2015, there were 1,468,766 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of June 30, 2015, there were 4,653,000 shares available for awards under this plan.

On February 12, 2014, Arol Buntzman resigned from his positions as Chairman, Director and Chief Executive Officer (CEO) of the Company. The Company’s Board of Directors has commenced a search for a permanent CEO and has appointed Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, as CEO to serve until a permanent CEO is hired.

As a result of Mr. Buntzman’s resignation pursuant to the December 2013 non-qualified stock option agreement between him and the Company, which granted to him options to purchase up to 4,000,000 shares of Common Stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”), options to purchase 1,500,000 shares of stock were automatically cancelled, leaving 2,500,000 outstanding options. These options covered 1,000,000 shares at an exercise price of $0.30 per share and three tranches of 500,000 shares each at an exercise price of $0.40, $0.60 and $0.70 per share, respectively. The Company believes that some or all of the remaining options under the Option Agreement, representing 1,500,000 shares in three tranches of 500,000 shares each at exercise prices of $0.40, $0.60 and $0.70, respectively, should be cancelled based on the circumstances of Mr. Buntzman’s resignation. Mr. Buntzman disputes the Company’s position. If the dispute is not settled, the matter is subject to binding arbitration. No demand for arbitration has been filed by either party.

During the three and six months ended June 30, 2015, the Company issued to employees, directors or consultants 130,000 options, to acquire shares of common stock. During the three and six months ended June 30, 2014, the Company issued to employees, directors or consultants 130,000 and 1,264,000, respectively, to acquire shares of common stock.

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

As of June 30, 2015, there was approximately $68,525 of total unrecognized stock compensation expense, related to unvested stock options under both Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of .50 years.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION – Continued

A summary of options issued, exercised and cancelled for the three and six months ended June 30, 2015 is as follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2014	6,810,766	0.26	8.11	—
Granted	130,000	0.07	10.00	—
Exercised	—	—	—	—
Cancelled	(125,000)	0.19	—	—

Outstanding at June 30, 2015	6,815,766	0.26	7.66	—

Exercisable at June 30, 2015	6,407,168	0.34	7.74	—

NOTE 8 – WARRANTS TO PURCHASE COMMON STOCK

During the six months ended June 30, 2015, the Company issued, in connection with the issuance of debentures, warrants to purchase 445,500 shares of the Company’s Common Stock at an exercise price of $0.15 and $0.20. All warrants outstanding as of June 30, 2015 are scheduled to expire at various dates through 2019.

The grant-date fair value of warrants is estimated using the BSM valuation model. The per share weighted average fair value of the warrants granted during 2015 was $0.17 and was determined using the following assumptions: expected price volatility ranging between 38.96% to 49.60%, risk-free interest rate ranging between 0.83% to 1.13%, zero expected dividend yield, and 3.0 year life of warrants. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

A summary of warrants issued, exercised and expired for the six months ended June 30, 2015 follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2014	17,308,258	0.70	2.04
Granted	445,500	0.17	3.00
Exercised	—	—	—
Expired	(9,912,169)	1.00	—

Outstanding and exercisable at June 30, 2015	7,841,589	0.31	3.94

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDER’S EQUITY

Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature – During the six months ended June 30, 2015, the Company raised gross proceeds of $319,000 pursuant to the issuance of an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) with detachable stock warrants. The Company allocated the value of the Series F Debentures and the warrants based on their relative fair values, which resulted in a discount to the carrying value of the Series F Debentures. As a result of the allocation a beneficial conversion features was created totaling $274,122, which was recorded as a discount against the Series F Debentures, with an offsetting entry to additional paid-in-capital. The discounts are being amortized into interest expense over the term of the Series F Debentures.

NOTE 10. – POTENTIALLY DILUTIVE SECURITIES

Options, warrants and convertible debt were all considered anti-dilutive for the three and six months ended June 30, 2015 and 2014 due to net losses that the Company reported. The following table sets forth the securities that were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	Three and Six Months Ended
	June 30, 2015	June 30, 2014

Options	6,815,766	7,220,725
Warrants	7,841,589	12,064,527
Convertible Debt	31,988,790	4,183,148

Total Potentially Dilutive Securities	46,646,145	23,468,400

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

On August 9, 2013, the Company commenced a lease for 8,713 square feet for its former corporate offices located in Portsmouth, New Hampshire which had a five-year term ending on September 8, 2018. The monthly rental payments for the first year were $10,165 per month and were scheduled to increase on each anniversary at a rate of 3% per annum. The Company was required to pay its proportionate share of the building’s common area maintenance (“CAM”), real estate taxes, utilities serving the premises and the cost of premises janitorial service estimated to be $5,210 on a monthly basis.

On August 11, 2014, the landlord declared the Company in default based on its failure to pay rent and other charges due since July 2014. The Company vacated the premises on August 22, 2014, and moved its office to smaller, less expensive premises in the neighboring area. Past due amounts owed on the lease through the date of surrender of the premises total approximately $51,000. Total payments from the date of surrender through the end of the lease would be approximately $900,000 if the space was not occupied however on January 1, 2015 the space was leased to a new tenant controlled by the former CEO thereby mitigating the liability to the Company. The Company is attempting to negotiate a settlement of the lease with the landlord based on an offset for the fair market rental value of the premises and a discount to present value, as well as a discount based on the Company’s precarious financial condition. In addition, the Company has accrued all past due amounts fully and an additional amount based on an offer of settlement presented to the landlord. There can be no assurance that settlement of this lease will not have a material adverse effect on the Company. No legal demands have been filed by either party.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES – Continued

In April 2015, the Company executed a lease that commenced on May 1, 2015 for office space located in Davie, Florida. The lease has monthly payments of $954 per month for a six-month term and has an option to extend for another six-month term.

NOTE 12 – SUBSEQUENT EVENTS

During the third quarter of 2015, the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $123,000 ($50,000 was provided by a board member) pursuant to Series F Debenture. See Note 5 for the terms of the Series F Debentures. The Company incurred no commission costs in connection with these transactions.

During the third quarter of 2015, $350,833 of the Series C Debentures matured without payment creating an event of default. Consequently, the aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at .20 per share. As of August 14, 2015, the Debentures were convertible into an aggregate of 1,754,165 shares. During the third quarter of 2015, $25,000 of the Series F Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at .03 per share. As of August 14, 2015, the Debentures were convertible into an aggregate of 833,333 shares. See Note 5 for the terms of the Series C and F Debentures. At this time, the Company is in discussion with the Debenture Holders and no notices of conversion of these debentures have been received as of August 14, 2015.

During the third quarter of 2015, 7,452,065 shares of common stock were issued upon the conversion of $65,000 of principal on the Peak Debenture. The remaining principal amount of the Peak Debenture of $30,000 was later settled in full upon payment by the Company of $49,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report, and the Condensed Consolidated Financial Statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for an interim period may not give a true indication of results for future interim periods or the year. In the following discussion, all comparisons are with the corresponding items in the prior or year period.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three and six months ended June 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. ”Risk Factors,” “Forward-Looking Statements” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We released a beta version of 3.0 and have scheduled the full release to occur in the third quarter of 2015. Additional enhancements to the Platform, in the form of Version 3.1, are expected to be released for general availability in the fourth quarter of 2015.

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

In the third quarter of 2015, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android and iOS operating platforms. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads on devices running the Windows 10 (and potentially Google ChromeOS) is expected to be released in the fourth quarter of 2015.

Trunity launched its revamped and greatly enhanced Trunity Store – known as the Trunity Knowledge Exchange – in time for the start of the Winter/Spring Semester 2015. In addition to providing a much enhanced user interface and full responsive design for purchase via mobile phones, the new store ensures that students are guided to purchase the correct custom Trubook™ or course that they are taking, allows single use vouchers to be sold at campus bookstores that can be redeemed at the Trunity Knowledge Exchange, and provides much improved store management, reporting, and analytics, along with a number of other new and improved features. The new Trunity Knowledge Exchange is also designed for tight integration with the Trunity 3.0 Platform when this is expected to be released in the third quarter of this year.

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

In April 2015, the Financial Accounting Standards Board issued a new pronouncement that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The pronouncement becomes effective for us in the first quarter of 2016. Early adoption is permitted. We believe adoption of the pronouncement will not have a significant impact on the financial statements or its results of operations.

Results of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

Net sales for the three months ended June 30, 2015 totaled $66,458 representing a 167% increase over net sales of $24,984 reported for the same three months in 2014. Net sales for the six months ended June 30, 2015 totaled $185,137 representing a 117% increase over net sales of $85,320 reported for the same six months in 2014. The increase for both three and six month sales were largely attributable to increased Trubook™ sales to the higher education market for the summer 2015 school term, content ingestion revenue associated with publishers placing their content on the Trunity eLearning Platform as part of their digital strategy and the VCI licensing agreement.

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

Cost of goods sold for the three months ended June 30, 2015 and 2014, totaled $27,894 and $19,801, respectively, and resulted in gross profit of $38,564 and $5,093, respectively. Our gross profit margin on sales saw a significant improvement, rising to 58% for the three months ended June 30, 2015 from 20% for the comparable prior period and 51% for the six months ended June 30, 2015 from 19% for the six months ended June 30, 2014. The increase in our gross profit was primarily due to the increase in sales of our Trubooks™ coupled with the reduction in royalty rates for authors versus the previous year and our increase in our content ingestion revenue associated with our publishing partner agreements.

Our total operating expenses for the three months ended June 30, 2015 were $419,546 compared to $790,969 for the three months ended June 30, 2014 resulting in a 47% reduction in costs. For the six months ended June 30, 2015 our total operating expenses were $866,511 compared to $1,831,801 for the six months ended June 30, 2014 resulting in a 53% reduction in costs. The decrease in operating expenses for the three and six months ended June 30, 2015 in comparison to prior periods were due primarily to successful execution of numerous cost cutting strategies that we implemented over the past several quarters. These cost cutting initiatives included the movement of product development activities off-shore resulting in reduction of payroll costs, office space withdrawal, decrease in consulting and legal fees, and lower stock-based compensation expense, offset by higher accretion for debt discounts and issuance costs, as well as higher accrued interest and other liabilities related to our debentures.

Overall the reduction in operating expenses noted above resulted in our selling, general and administrative (SG&A) expenses measurably declining 39% to $232,596 for the three months ended June 30, 2015 compared to $380,761 for the three months ended June 30, 2014 and a 48% reduction for the six months ended June 30, 2015 to $484,862 compared to $929,707 for the six months ended June 30, 2014. Our research and development costs also decreased 54% to $186,950 for the three months ended June 30, 2015 from $410,208 reported for the comparable prior period and 58% decrease to $381,649 for the six months ended June 30, 2015 in comparison to the prior period of $902,094. As a result of the majority of the development on the next generation Trunity eLearning Platform being completed and an expectation of a full commercial launch of version “3.0” in the third quarter 2015 research and development costs decreased in the current periods.

Our loss from operations decreased 52% to $380,982 from $785,876 for the first three months ended June 30, 2015 and 2014, respectively and 58% to $771,397 from $1,815,414 for the six months ended June 30, 2015 and 2014 due to higher revenues and lower operating expenses.

After factoring net interest expense of $318,747 and foreign currency translation adjustments of $14,082, our comprehensive net loss for the three months ended June 30, 2015 totaled $699,729. This compared to a comprehensive net loss of $883,089 for the same three months in 2014, after factoring net interest expense of $97,213 and foreign currency translation adjustments of ($2,001). Our comprehensive net loss for the six months ended June 30, 2015 totaled $1,309,392, compared to a comprehensive net loss of $1,999,218 for the same six months in 2014 after factoring net interest expense of $550,802 and foreign currency translation adjustments of $12,807 for the six months ended June 30, 2015 compared to $191,685 in interest expense and $7,881 of foreign currency translation adjustments for the six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At June 30, 2015, we had negative working capital of $3, 792,487 as compared to negative working capital of $3,071,463 at December 31, 2014.

Our current assets at June 30, 2015 totaled $16,000 in cash and $5,165 accounts receivable, which compared to $14,119 in cash and $3,020 in accounts receivable at December 31, 2014. Our current liabilities of $3,962,440 at June 30, 2015 and $3,229,093 at December 31, 2014 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue. Net cash used in operating activities was $239,974 for the six months ended June 30, 2015, as compared to $1,089,907 for the six months ended June 30, 2014. Working capital changes consumed cash of $357,826 for the current period compared to $219,201 for the six months ended June 30, 2014. In addition, our net loss was impacted by non-cash expenses related to depreciation and amortization, stock-based compensation and accounting for accretion for debt discounts and issuance costs, as well as accounting for the fair value of an embedded conversion feature for our debentures.

Net cash used in investing activities was $72,983 for the six months ended June 30, 2015, as compared to net cash used of $328,719 for the same three months in 2014. The reduction in net cash used in our investing activities was largely due to the fact that we have completed much of the development on the next generation Trunity eLearning Platform and expect to have a full commercial launch of Version 3.0 in the third quarter of 2015.

Net cash provided by financing activities for the six months ended June 30, 2015 was $314,838 as compared to $655,948 for the six months ended June 30, 2014. This increase was due to more proceeds being raised from the issuance of debentures in the first and second quarter of 2015.

We do not have any commitments for capital expenditures during the next 12 months nor do we have any committed external sources of capital. We do not believe our working capital is sufficient to fund our operations and permit us to satisfy our obligations as they become due and as a result we may not be able to continue operations. We have continued to expand our business and our expenses are much greater than revenues despite our focused cost-control efforts. Even if we are successful in substantially increasing our revenues from expected sales, we will still need to raise substantial additional working capital. We do not have any firm commitments to provide the additional capital which is needed and there are no assurances that we will be able to secure capital on terms acceptable to us, if at all. Our ability to significantly increase our revenues and successfully raise additional working capital is key to our ability to continue as a going concern. If we are not successful in both of these efforts, we may be forced to significantly curtail or cease our operations.

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

We released a beta version of 3.0 for general availability in the fall of 2014 and have scheduled the full release to occur in the third quarter of 2015. Additional enhancements to the Platform, in the form of Version 3.1, are expected to be released for general availability in the fourth quarter of 2015.

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

In the third quarter of 2015, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads by mobile device users on Windows 8 and 10 operating systems (and potentially Google Chrome) are expected to be released late in the fourth quarter of 2015.

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

As of the end of June 30, 2015, we had fourteen Trubooks™ on the Platform and we have contracted with the authors of 16 new Trubooks™ that are currently in production, most of which are expected to be completed and ready for marketing to schools and universities for the 2015 and 2016.

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

On March 20, 2013, we entered into a transaction pursuant to which the Trunity eLearning Platform was selected by the Ukraine Government’s Open World National Project to serve as the foundation for the country’s national educational network for public school students in grades five through nine, representing approximately 1,500,000 students. It is important to note that the political upheaval that has taken place in Ukraine since February 2014 resulting in the Ukrainian parliament voting to dismiss the country’s president, Victor Yanukovych, and the Russian annexation of Crimea followed by armed conflict with Russian-backed rebels in eastern Ukraine, have created uncertainty as to the viability of the Ukraine government’s Open World National Project; which, in turn, may impact Trunity’s ability to complete the project implementation. We have on boarded content to the newly developed Ukrainian Knowledge Exchange however given the recent political climate in Ukraine; the launch of the Open World Project is currently on hold. Nonetheless Trunity is poised and ready to proceed with the initiative as soon as the Ukranian government is ready to proceed with the Project.

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

During the six months ended June 30, 2015, the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $319,000 ($130,000 was provided by board member and officer of the company) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 319,000 shares of common stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants to purchase 319,000 shares of the Company’s common stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

During the third quarter of 2015, the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $123,000 ($50,000 was provided by board member) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 123,000 shares of common stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants to purchase 123,000 shares of the Company’s common stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

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

TRUNITY HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Nicole Fernandez-McGovern	August 14, 2015
Nicole Fernandez-McGovern
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

/s/ Les Anderton	August 14, 2015
Les Anderton
Secretary, Treasurer and Director

/s/ Ivan Berkowitz	August 14, 2015
Ivan Berkowitz, PhD
Director

/s/ Richard H. Davis	August 14, 2015
Richard H. Davis
Director