Form 10-Q
period 2015-09-30
Trunity Holdings, Inc.
filed 2015-12-08
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES  ☐    NO  ☒

Class	Outstanding at December 8, 2015
Common Stock, $.0001 par value per share	63,628,821

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUNITY HOLDINGS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets — September 30, 2015 (Unaudited) and December 31, 2014	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss — Three and nine months ended September 30, 2015 and September 30, 2014	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) — Nine months ended September 30, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flow — Nine months ended September 30, 2015 and September 30, 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		34

Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$51,905	$14,119
Accounts receivable	37,100	3,020
Debt issuance costs	—	33,692
Prepaid expenses and other current assets	126,065	106,799
Total current assets	215,070	157,630

Property and equipment
Fixtures and equipment	76,095	76,095
Less accumulated depreciation	(64,908)	(56,379)
Total property and equipment, net	11,187	19,716

Capitalized software development costs
Costs incurred	4,321,810	4,232,313
Less accumulated amortization	(3,819,678)	(3,457,907)
Total capitalized software development costs, net	502,132	774,406

Other assets
Other long term assets	12,300	12,895

TOTAL ASSETS	$740,689	$964,647

LIABILITIES
Current liabilities
Accounts payable	$1,138,425	$984,841
Accrued interest	310,652	106,274
Accrued payroll expenses	252,332	75,535
Accrued expenses	248,242	120,559
Debentures Series A, B, C, D, E and F	1,968,601	1,457,163
Convertible debenture, net	—	115,463
Convertible promissory note	52,500	45,089
Deferred revenue	245,555	324,169
Total current liabilities	4,216,307	3,229,093

TOTAL LIABILITIES	4,216,307	3,229,093

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.0001 par value- 50,000,000 shares authorized; None issued and outstanding
Common Stock, $0.0001 par value – 200,000,000 shares authorized, 63,628,821 and 54,803,131 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6,363	5,480
Additional paid-in capital	14,789,623	14,220,266
Other comprehensive income	39,878	17,974
Accumulated deficit	(18,311,482)	(16,508,166)
Total Stockholders’ Equity (Deficit)	(3,475,618)	(2,264,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$740,689	$964,647

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$206,004	110,219	$391,141	195,539
Cost of sales	111,569	82,398	201,591	151,332
Gross profit	94,435	27,821	189,550	44,207

Operating expenses:
Research and development	172,289	222,934	553,938	666,217
Selling, general and administrative	221,560	526,535	706,421	1,915,052
Total operating expenses	393,849	749,469	1,260,359	2,581,269

Loss from operations	(299,414)	(721,648)	(1,070,809)	(2,537,062)

Other expenses:
Interest expense	(167,706)	(84,097)	(718,507)	(275,782)
Loss on debt extinguishment	(14,000)	(65,869)	(14,000)	(65,869)
Total other expenses	(181,706)	(149,966)	(732,507)	(341,651)

Net loss	(481,120)	(871,614)	(1,803,316)	(2,878,713)

Other comprehensive gain :
Foreign currency translation adjustments	9,096	126	21,904	8,007

Comprehensive loss	$(472,024)	(871,488)	$(1,781,412)	(2,870,706)

Net loss per share - Basic and Diluted	$(0.01)	(0.02)	$(0.03)	(0.06)

Weighted average number of common shares - Basic and Diluted:	61,144,799	50,856,901	57,010,630	48,895,940

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2015
(Unaudited)

	Par $0.0001 Common Shares	Common Stock	Paid-in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2015	54,803,131	$5,480	$14,220,266	$17,974	$(16,508,166)	$(2,264,446)
Common stock issued upon conversion of debenture	8,825,690	883	141,631	—	—	142,514
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature	—	—	274,122	—	—	274,122
Share compensation expense	—	—	139,604	—	—	139,604
Loss on extinguishment of debt	—	—	14,000	—	—	14,000
Foreign currency translation gain	—	—	—	21,904	—	21,904
Net loss	—	—	—	—	(1,803,316)	(1,803,316)
Balance at September 30, 2015	63,628,821	6,363	14,789,623	39,878	(18,311,482)	$(3,475,618)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(1,803,316)	$(2,878,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370,300	421,167
Share-based compensation expense	139,604	372,181
Accretion and amortization for debt discounts and issuance costs	521,017	202,690
Loss on debt extinguishment	14,000	65,869
Shares issued in exchange for services	—	70,000
Warrants issued in exchange for services	—	20,752
Fair value of embedded conversion feature	1,091	—
Changes in operating assets and liabilities:
Accounts receivable	(34,080)	(21,353)
Prepaid expenses and other current assets	(3,761)	(86,085)
Accounts payable	153,584	484,797
Accrued interest and other liabilities	458,863	86,860
Deferred revenue	(78,614)	(33,967)
Deposits	(13,005)	(2,895)
Deferred rent	—	(2,515)
Net Cash Used in Operating Activities	$(274,317)	$(1,301,212)

Cash Flows from Investing Activities:
Payment for patent and trademark applications	(1,400)	—
Payment of platform development costs	(89,497)	(491,772)
Net Cash Used in Investing Activities	$(90,897)	$(491,772)

Cash Flows from Financing Activities:
Proceeds from issuance of debentures	402,000	175,000
Proceeds from notes payable related parties	50,000	3,809
Repayment of convertible note	(49,000)	—
Proceeds from issuance of convertible note payable	—	152,500
Sale of common stock, net of issuance costs	—	658,700
Net Cash Provided by Financing Activities	$403,000	$990,009

Net Increase (Decrease) in Cash	37,786	(802,975)
Cash, Beginning of Period	14,119	812,064
Cash, End of Period	$51,905	$9,089

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$9,603

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock shares	$142,514	$100,000
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature	$274,122	$110,557

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

The accompanying condensed consolidated financial statements include the accounts of Trunity Holdings, Inc. (“Trunity” or the “Company”) and its wholly owned subsidiary Trunity, Inc. (“Trunity, Inc.” or the “Company”), as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. All intercompany accounts have been eliminated in the consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses, working capital deficiencies, and negative operating cash flows since its inception. To the extent the Company continues to experience working capital deficiencies and negative cash flows in the future, it will continue to require additional capital to fund operations. The Company has historically obtained additional capital investments under various debt and Common Stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flow or that financing at acceptable terms, if at all will be available. In addition, the Company has defaulted on the majority its lease and debt obligations as of September 30, 2015. Although the Company is currently in negotiations related to these defaults, there is no assurance that any negotiations will be successful in reducing the Company’s liabilities under default. Based on these factors, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There was no material changes during the quarter ended September 30, 2015 in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

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

Intangible assets were comprised of the following at September 30, 2015:

Trunity eLearning Platform Software Development Cost	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Internal costs capitalized for the twelve months ended December 31, 2012	3 years	548,031	(548,031)	$—
Internal costs capitalized for the twelve months ended December 31, 2013	3 years	519,733	(408,928)	$110,805
Internal costs capitalized for the twelve months ended December 31, 2014	3 years	598,285	(279,175)	$319,110
Internal costs capitalized for the nine months ended September 30, 2015	3 years	89,497	(17,280)	$72,217
Carrying value as of September 30, 2015				$502,132

Carrying value as of December 31, 2014				$774,406

Estimated future amortization expense is as follows for the following periods:

Remainder of 2015	$100,626
2016	296,754
2017	99,658
2018	5,094
Total future amortization expense	$502,132

Amortization expense for intangible assets as $109,432 and $361,771 for the three and nine months ended September 30, 2015 and $129,961 and $401,204 for the three and nine months ended September 30, 2014.

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The following is a summary of significant related party transactions during the three and nine months ended September 30, 2015 and 2014.

Summary of Related Party Obligations

As of September 30, 2015 and December 31, 2014 the Company has $689,413 and $559,413, respectively of the debentures that are held by related parties. It also has $27,500 of convertible promissory notes that are held by a related party as of September 30, 2015 and December 31, 2014. The Company has accrued interest of $106,806 and $26,380 due to related parties as of September 30, 2015 and December 31, 2014.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES - Continued

Interest expense incurred by the Company associated with these related party obligations was $24,727 and $81,838 for the three and nine month period ended September 30, 2015 and $11,372 and $32,551 for the three and nine month period ended September 30, 2014.

Transactions with Officers – The Company’s Chief Executive Officer and Chief Financial Officer, Nicole Fernandez-McGovern, is one of the managing principals of both RCM Financial, a financial consulting firm, and Premier Financial Filings, a full-service financial printer; companies which have provided contracted financial services to Trunity and their related expenses have been included within general and administrative expenses . For the three and nine months ended September 30, 2015 and 2014, RCM Financial provided outside accounting and tax professional services to Trunity, which resulted in fees of $6,960 and $17,886, respectively. Premier Financial Filings provided services to the Company resulting in fees of $7,981 and $9,021, respectively for the nine months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, Ms. Fernandez-McGovern was issued, in exchange for $30,000 of consideration, Series F Convertible Debentures resulting in 30,000 warrants at $0.15 being issued to her. Ms. Fernandez- McGovern is also the holder of a Series D Convertible Debenture and July 2014 Convertible Promissory Note in the principal amount of $42,822 issued in exchange for $42,500 of consideration. See Note 5 for further details of the terms of the debentures and promissory note.

The Company’s Chief Education Officer, Cutler Cleveland, currently authors on the Trunity eLearning Platform. In his capacity as an author, he has accrued royalties for the three and nine months ended September 30, 2015 and 2014 of $16,470 and $18,536 respectively which is included in cost of sales.

At September 30, 2015, the Company’s Chief Technology Officer, Joakim Lindblom, is the holder of a Series D Convertible Debenture in the principal amount of $92,106 issued in exchange for $81,270 of consideration. See Note 5 for further details of the terms of the debenture.

Transactions with Board Members – During the nine months ended September 30, 2015, an investment of $100,000 was made by a board member and founder, Les Anderton , for a Series F Convertible Debenture, resulting in 100,000 warrants at an exercise price of $0.15. In addition, Mr. Anderton is the holder of $280,053 of Series E Convertible Debentures, Series D Convertible Debenture and July 2014 Convertible Promissory Note issued to him in exchange for $265,370 of consideration. See Note 5 for further details of the terms of the debentures and promissory note.

In exchange for $10,000 of consideration, board member Ivan Berkowitz is a holder of a July 2014 Convertible Promissory Note. See Note 5 for further details of the terms of this promissory note.

Credit Agreement

Effective January 1, 2015, Les Anderton provided a new $1.5 million line of credit, at a 10% interest rate, to the Company on the same terms as in his prior credit agreement with a maturity date of the earlier of December 31, 2015 or the closing of a Company financing with gross proceeds of at least $5 million. The line of credit is used to fund working capital needs. As of September 30, 2015, a $50,000 advance included within accrued expenses was made under the line of credit.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT

The following is a summary of convertible debentures outstanding as of September 30, 2015:

	Face Value	Initial Discount	Accumulated Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	$(14,629)	$14,629	$—	$52,500

Series A Debentures	145,637	(74,943)	74,943	—	145,637
Series B Debentures	161,932	(69,135)	69,135	—	161,932
Series C Debentures	350,833	—	—	—	350,833
Series D Debentures	763,199	(34,650)	34,650	—	763,199
Series E Debentures	145,000	(145,000)	145,000	—	145,000
Series F Debentures	402,000	(271,206)	271,206	—	402,000
Total Debentures	$1,968,601	$(594,934)	$594,934	$—	$1,968,601

Total	$2,021,101	$(609,563)	$609,563	$—	$2,021,101

The following is a summary of convertible debentures outstanding as of December 31, 2014:

	Face Value	Initial Discount	Amortization	Debt Extinguishment	Carrying Value
Convertible Promissory Notes	$52,500	$(14,629)	$7,218	$—	$45,089

Series A Debentures	167,540	(74,943)	74,943	—	167,540
Series B Debentures	161,932	(69,135)	69,135	—	161,932
Series C Debentures	350,833	(72,869)	—	72,869	350,833
Series D Debentures	763,199	(267,285)	9,992	237,227	743,133
Series E Debentures	145,000	(145,000)	33,725	—	33,725
Total Debentures	$1,588,504	$(629,232)	$187,795	$310,096	$1,457,163

	Face Value	Initial Discount	Amortization	Stock Settled Debt Obligation	Carrying Value
Convertible Debenture	$113,128	$(66,423)	$3,336	$65,422	$115,463

Total	$1,754,132	$(710,284)	$198,349	$375,518	$1,617,715

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT - Continued

January-September 2015 Unsecured Redeemable Debentures (Series F)

In 2015, the Company borrowed from accredited investors and related parties (the “Debenture Holders”) $402,000 ($130,000 was provided by an officer and board member of the Company) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that required payment of interest at the end of the three-month Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 402,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years.. In addition, the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 402,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions. The Series F Debentures are convertible into Common Stock at $.03 per share as to principal plus accrued interest upon an event of default.

The Company allocated the face value of the Series F Debentures to the warrants and the debentures based on their relative fair values, allocated $2,702 to the warrants, and determined that there were aggregate beneficial conversion features of $268,504. The fair value of the warrants was determined using the Black-Scholes-Merton (“BSM”) valuation model and the following assumptions: volatility – 38.96% to 45.08%, risk free rate – 0.83% to 1.13%, dividend rate – 0.00%. The amounts allocated to the warrants and beneficial conversion features totaling $271,206 were recorded as a discount against the Series F Debentures, with offsetting entry to additional paid-in capital. The discounts are being amortized into interest expense over the term of the Series F Debentures.

As of September 30, 2015, the carrying value of the Series F Debentures was $402,000 as the discount had been fully amortized. During the three and nine months ended September 30, 2015, the Company recorded amortization of the discount of $37,315 and $271,206, respectively and interest expense of $20,356 and $48,742, respectively. During the three months ended September 30, 2015, the Company defaulted on some of the Series F debentures and as a result began accruing daily interest at a default rate of 18% per annum.

During the three months ended September 30, 2015, $319,000 of the Series F Debentures matured without payment creating an event of default. Consequently, the aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at $.03 per share. As of September 30, 2015, the Debentures were convertible into an aggregate of 10,633,333 shares. At this time, the Company is in discussion with the Debenture Holders and no notices of conversion of these debentures have been received as of December 7, 2015.

November and December 2014 Unsecured Redeemable Debentures (Series E)

In October and November 2014, the Company borrowed from accredited investors and a related party (the “Debenture Holders”) $145,000 pursuant to an Unsecured Redeemable Debenture Series E (the “Series E Debentures”) that required payment of interest at the end of the nine-month Debenture term in the amount of 15% of the principal amount. The holders of the Series E Debentures also received warrants to acquire 145,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over four years equal. In addition, the Company will issue the Debenture Holders warrants (the “2015 Warrant”) to purchase 145,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions. The Series E Debentures are convertible into Common Stock at $.03 per share as to principal plus accrued interest upon an event of default.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT - Continued

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

As of September 30, 2015, the carrying value of the Series E Debentures was $145,000 as the discount had been fully amortized. During the three and nine months ended September 30, 2015, the Company recorded amortization of the discount of $0 and $145,000, respectively and interest expense of $6,225 and $28,879, respectively. During the three months ended September 30, 2015, the Company defaulted in redeeming the Series E debentures and as a result began accruing daily interest at a default rate of 18% per annum.

During the three months ended September 30, 2015, all of the Series E Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at $.03 per share. As of September 30, 2015, the Debentures were convertible into an aggregate of 5,558,333 shares. At this time, the Company is in discussion with the Debenture Holders, the majority of which are related parties, and no notices of conversion of these debentures have been received as of December 7, 2015.

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

As of September 30, 2015, the carrying value of the Series D Debentures was $763,199 and there was no remaining unamortized discount. During the three and nine months ended September 30, 2015, the Company recorded amortization of the discount related to the Series D Debentures of $5,617 and $22,982, respectively and interest expense of $22,404 and $67,984, respectively. During the three and nine months ended September 30, 2014, the Company recorded amortization of the discount related to the Series D Debentures of $2,395 and $2,395, respectively and interest expense of $3,441 and $3,441, respectively.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

During the three months ended September 30, 2015, all of the Series D Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at $.165 per share. As of September 30, 2015, the Debentures were convertible into an aggregate of 4,833,333 shares. At this time, the Company is in discussion with the Debenture Holders, the majority of which are related parties, and no notices of conversion of these debentures have been received as of December 7, 2015.

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

As of September 30, 2015, the carrying value of the Series C Debentures was $350,833 interest expense for the three and nine months ended September 30, 2015 of $9,651 and $27,193 respectively was recorded and no amortization expense was recorded as it was fully expensed in the prior period.

During the three months ended September 30, 2015, all of the Series C Debentures matured without payment creating an event of default. Consequently, aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at $.20 per share. As of September 30, 2015, the Debentures were convertible into an aggregate of 1,754,165 shares. At this time, the Company is in discussion with the Debenture Holders, the majority of which are related parties, and no notices of conversion of these debentures have been received as of December 7, 2015.

October and November 2012 Convertible Debentures (Series B)

In October and November 2012, the Company issued Convertible Debentures (“Series B Debentures-Issuance II”) with an aggregate face value of $624,372 of which $565,372 represented a conversion of notes payable-related parties to the Founders. In 2013, two of the founders sold a portion of their debenture totaling $141,800 of their aggregate face to third parties. The Series B Debentures-Issuance II matured in October and November 2014, bore interest at an annual rate of 10%, and were convertible at the option of the holders into Units, each consisting of a) one share of Common Stock and b) one warrant to purchase one share of Common Stock at $0.40 per share (“Unit”). The number of Units issuable upon conversion of the Series B Debentures-Issuance II is determined by dividing the then outstanding principal and accrued but unpaid interest by a) $0.35 if a Liquidity Event, as defined in the debenture agreements, occurs within nine months of the closing of the offering of the Series B Debentures-Issuance II, or b) $0.32 if a Liquidity Event does not occur within nine months of the closing of the offering of the Series B Debentures-Issuance II.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

In October and November 2014, all but one of the holders of the Series B Debentures-Issuance II exchanged the debentures with an aggregate face value of $464,440 and accrued interest of $51,317 for either a Series C or D Debenture with an aggregate face value of $513,757. The Company recorded a loss on early extinguishment of debt of $212,261, primarily related to fair value of the warrants in relation to the debt (relative fair value) on the debt exchange transaction. The Company has defaulted on its obligation to pay the remaining principal amount of a debenture due October and November 2014. The total amount due on this debenture, including interest, is $193,155 and is currently accruing interest at a default rate of 12% per annum. The Company has negotiated restructured terms with the majority of the debenture holders and is attempting to complete the formal restructuring of this debt obligation.

As of September 30, 2015, the net carrying value of the outstanding Series B Debentures-Issuance II totaled $161,932 and no unamortized discount remains therefore no amortization expense was recorded for the three and nine months ended September 30, 2015. As of September 30, 2014, the net carrying value of the outstanding Series B Debentures-Issuance II totaled $611,047 and the related amortization expense of $28,867 and $92,368 was recorded for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, interest expense of $4,897 and $14,534, respectively was recorded on the Series B Debentures-Issuance II. During the three and nine months ended September 30, 2014, the Company recorded interest expense on the remaining Series B Debentures-Issuance II of $15,609 and $46,828, respectively. There was no unamortized debt issuance costs related to the Series B Debentures-Issuance II remaining and therefore no amortization expense was recorded during the three and nine months ended September 30, 2015 and 2014, respectively.

July 2012 Convertible Debentures (Series A)

In July 2012, the Company issued Convertible Debentures (the “Series A Debentures”) with an aggregate face value of $215,300 Canadian Dollars (US$197,344 as of September 30, 2014). The Series A Debentures matured in July 2014, bore interest at an annual rate of 10% through July 2014 and upon default accrued interest at 12% per annum. The Series A Debentures are convertible at the option of the holders into Units, each consisting of a) one share of Common Stock and b) one warrant to purchase one share of Common Stock at 0.40 Canadian Dollars per share (“Unit”). The number of Units issuable upon conversion of the Series A Debentures is determined by dividing the then outstanding principal and accrued but unpaid interest by a) 0.35 Canadian Dollars if a Liquidity Event, as defined in the Debenture agreement, occurs within nine months of the closing of the offering of the July Notes, or b) 0.32 Canadian Dollars if a Liquidity Event does not occur within nine months of the closing of the offering of the Series A Debentures.

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

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – Continued

As of September 30, 2015, the net carrying value of the outstanding Series A Debentures totaled $145,637 and no unamortized discount remains, therefore no amortization expense was recorded for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, the Company recorded interest expense on the Series A Debentures of $4,369 and $14,076 respectively. As of September 30, 2014, the net carrying value of the outstanding Series A Debentures totaled $173,858. For the three and nine months ended September 30, 2014, the Company recorded amortization of the discount of $3,533 and $24,730, respectively; and interest expense on the Series A of $5,192 and $15,009, respectively. There was no unamortized debt issuance costs related to the Series B Debentures-Issuance II therefore no amortization expense was recorded during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014 $1,650 and $6,602 was recorded, respectively.

November 2014 Convertible Debenture with Peak One Opportunity Fund, L.P.

In November 2014, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak”) pursuant to which the Company sold to Peak for $112,500 a Convertible Debenture (the “Peak Debenture”) in the principal amount of $125,000 (the “Principal Amount”) due on November 6, 2017 (the “Maturity Date”). Pursuant to the Peak Debenture, the Company agreed to pay interest on the Principal Amount outstanding from time to time in arrears (i) upon conversion or (ii) on the Maturity Date, at the rate of 5% per annum. The Company has the option to redeem the Peak Debenture prior to the Maturity Date at any time or from time to time by paying the Principal Amount plus accrued interest and a redemption premium of 20% of principal if the redemption is between 91-180 days after issuance and 40% of principal after 180 days Beginning 91 days after the issue date, Peak may convert the principal and accrued interest (the “Conversion Amount”) into shares of Common Stock at a conversion price for each share of Common Stock (the “Conversion Price”) equal to 65% of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the 20 trading days immediately preceding the date of conversion of the Peak Debenture (subject to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events).

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

The Peak Debenture was convertible into a variable number of shares based upon a fixed dollar amount and therefore treated as stock settled debt in accordance with ASC 480. On the date of issuance, the Company recorded the fair value of the financial instrument of $66,423 as a stock settled debt obligation along with debt discount of $12,500 to be amortized into interest expense through the maturity date.

During the three and nine months ended September 30, 2015, the Company recognized $39,601 and $63,087, respectively, of amortization of the discounts; $17,831 and $33,005 respectively, of amortization of deferred financing fees; and a loss on the redemption of $14,000 of the debenture.

During the nine months ended September 30, 2015, Peak converted $90,000 of principal into 8,825,690 shares of Common Stock and the Company redeemed the remaining principal amount of $35,000 in exchange for $49,000 of cash resulting in a loss on redemption of $14,000. Upon conversion and payment to Peak, the Company recorded the fair value of the stock settled debt of $155,631 to additional paid-in capital. The deferred financing costs were accelerated to interest expense through the date of conversion, which is included $17,831 and $34,750 for the three and nine months ended September 30, 2015 as noted above. As of September 30, 2015, the Peak Debenture is fully redeemed.

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

During the three and nine months ended September 30, 2015, the Company recorded amortization of the discount of $156 and $7,411, respectively. During the three and nine months September 30, 2015, the Company recorded interest expense of $1,303 and $3,912, respectively. As of September 30, 2015, the carrying value of the Convertible Promissory Notes was $52,500 due to the fact that there was no remaining unamortized discount.

NOTE 6 – STOCK SETTLED DEBT OBLIGATION

The Company determined that the conversion feature included in the November 2014 Peak Debenture required liability treatment because it was convertible into a fixed dollar amount based on a variable conversion rate. Because of the uncertainty regarding the number of shares of Common Stock that may be issuable upon the conversion of the convertible debt, the conversion option is required to be accounted for separately and presented as a stock settled debt obligation on the Company’s balance sheet, with subsequent changes in fair value reported in the Company’s statement of operations. On the date of issuance, the Company recorded a stock settled debt obligation of $66,423 with an offsetting discount against the convertible debt to be amortized into interest expense through the maturity of the convertible debt. During the three months ended September 30, 2015, the holder of the Peak Debenture elected to convert $90,000 of principal into 8,825,690 shares of Common Stock and the Company repaid the remaining principal balance of $35,000 in cash. The Company adjusted the stock settled debt obligation to its fair value on the dates of conversion and settlement, and reclassified their fair value, totaling $65,422, to additional paid in capital. The Company used Monte Carlo simulations and the following assumptions in estimating the fair value of the embedded conversion option through the settlement dates:

Expected Volatility	37.2% - 44.50%
Expected Term	2.28 -2.85 Years
Risk-Free Interest Rate	0.51% - 1.02%
Dividend Rate	—

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK SETTLED DEBT OBLIGATION – Continued

The following table presents changes in Level 3 liabilities measured at fair value for the quarter ended September 30, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Stock Settled
Debt Obligation
Balance at December 31, 2014	$65,422
Change in fair value	1,091
Fair value recorded to APIC related to conversion of debenture	(66,153)
Balance at September 30, 2015	$—

NOTE 7 – SHARE-BASED COMPENSATION

In 2009, the Company approved the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) and authorized an option pool of 5,500,000 shares that was subject to a 3 for 1 reverse stock split, resulting in an authorized option pool of 1,833,333. Stock options typically vest over a three-year period and have a life of ten years from the date granted. In 2009, the Company accelerated the option vesting of certain employees who terminated their employment, but agreed to work in a consulting capacity. In exchange for the accelerated vesting, the employees agreed to shorter expiration periods for their options. As of September 30, 2015, there were 364,567 shares available for awards under this plan.

In 2012, the Company approved the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) and authorized an option pool of 7,500,000 shares. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of September 30, 2015, there were 4,643,000 shares available for awards under this plan.

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

During the three and nine months ended September 30, 2015, the Company issued to employees, directors or consultants 40,000 and 170,000, respectively, options to acquire shares of Common Stock. During the three and nine months ended September 30, 2014, the Company issued to employees, directors or consultants 195,000 and 1,329,000, respectively, to acquire shares of Common Stock.

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

In July 2015, the Company’s board of directors approved the modification of outstanding options to acquire 3,306,666 shares, reducing the then-applicable exercise price from $0.11 per share, to $0.01 per share, the market price at the time. The Company compared the fair value of the options immediately prior to the modification to their fair value immediately after the modification and determined that the option holders received incremental compensation of $17,456, of which $14,700 was related to fully vested options and recognized as expense on the date of modification, and $2,756 will be recognized as stock based compensation expense over remaining vesting periods through January 2018.

As of September 30, 2015, there was approximately $28,426 of total unrecognized stock compensation expense, related to unvested stock options under both Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of .42 years.

A summary of options issued, exercised and cancelled for the three and nine months ended September 30, 2015 is as follows:

	Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2014	6,810,766	0.26	8.11	—
Granted	170,000	0.02	10.00	—
Exercised	—	—	—	—
Cancelled	(125,000)	0.19	—	—

Outstanding at September 30, 2015	6,855,766	0.21	7.42	—

Exercisable at September 30, 2015	6,602,971	0.35	7.45	—

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – WARRANTS TO PURCHASE COMMON STOCK

During the nine months ended September 30, 2015, the Company issued, in connection with the issuance of debentures, warrants to purchase 528,500 shares of the Company’s Common Stock at an exercise price of $0.15 and $0.20. All warrants outstanding as of September 30, 2015 are scheduled to expire at various dates through 2019.

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

A summary of warrants issued, exercised and expired for the nine months ended September 30, 2015 follows:

	Common Stock Purchase Warrants	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2014	17,308,258	0.70	2.04
Granted	528,500	0.16	3.00
Exercised	—	—	—
Expired	(9,912,169)	1.00	—

Outstanding and exercisable at September 30, 2015	7,924,589	0.31	3.69

NOTE 9 – STOCKHOLDER’S EQUITY

Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature

During the nine months ended September 30, 2015, the Company raised gross proceeds of $402,000 pursuant to the issuance of an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) with detachable stock warrants. The Company allocated the value of the Series F Debentures and the warrants based on their relative fair values, which resulted in a discount to the carrying value of the Series F Debentures. As a result of the allocation a beneficial conversion feature was created totaling $274,122, which was recorded as a discount against the Series F Debentures, with an offsetting entry to additional paid-in-capital. The discounts are being amortized into interest expense over the term of the Series F Debentures.

TRUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – POTENTIALLY DILUTIVE SECURITIES

Options, warrants and convertible debt were all considered anti-dilutive for the nine months ended September 30, 2015 and 2014 due to net losses that the Company reported. The following table sets forth the securities that were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	Nine Months Ended
	September 30, 2015	September 30, 2014

Options	6,855,766	6,685,766
Warrants	7,924,589	14,859,012
Convertible Debt and Accrued Interest	29,830,639	6,629,100

Total Potentially Dilutive Securities	44,610,994	28,173,878

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

In April 2015, the Company executed a lease that commenced on May 1, 2015 for office space located in Davie, Florida. The lease has monthly payments of $954 per month for a nine-month term and has an option to extend for another nine-month term.

NOTE 12 – SUBSEQUENT EVENTS

During the fourth quarter of 2015, $83,000 of the Series F Debentures matured without payment creating an event of default. Consequently the aggregate principal amount of these debentures plus accrued interest is convertible into Common Stock at .03 per share.

As of November 23 2015, the Debentures were convertible into an aggregate of 276,667 shares. The Company is in discussion with the Debenture Holders and no notices of conversion of these debentures have been received as of November 23, 2015. See Note 5 for the terms of the Series F Debentures.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion of our financial condition and results of operations for three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1.01. ”Risk Factors,” “Forward-Looking Statements” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Trunity offers a Learning Content Management System (LCMS) that has been built from the ground up atop a robust knowledge gathering and management platform, collectively referred to as the Trunity eLearning Platform. This Platform currently comprises three tightly integrated components:

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

Connecting these components is an integrated core that includes identity/profile management, knowledge taxonomy management, content exchange, ecommerce and search functionality. Depending on the application, all or any subset of the functional components can be deployed for a specific customer solution. Also, the Platform can be used as a stand-alone solution or may be integrated with existing data systems. Ultimately, our strategy is to treat all components of content within the system as assets – from textbooks and lectures to assignments and exams – all of which may be shared, modified and re-used effortlessly on a per-permission/policy/fee basis via Trunity’ s integrated publishing and ecommerce infrastructure.

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

We have announced plans to release our next generation architecture for the Trunity eLearning Platform. Version 3.0, which incorporates several new highly innovative technical frameworks enabling faster and more robust development, weds a new mobile app, branded as Trunity Mobile, with a major enhancement of our content creation and courseware technology, bringing to market a suite of leading edge experiences for teachers, students, authors and publishers. Version 3.0 includes a much more robust user interface, as well as a broad range of new features and functionality that further extend Trunity’s technological lead in the global education technology marketplace. In fact, Version 3.0 is designed to help realize Trunity’s vision for an eLearning platform with no rivals: a single web-based platform that seamlessly integrates content creation, Trubooks™, and courseware, teacher-to-student and group-to-group sharing of messages, notes, annotations, content and bookmarks in real-time – all within a single virtual classroom.

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

We released a beta version of 3.0 and have scheduled the full release to occur in the beginning of 2016. Additional enhancements to the Platform, in the form of Version 3.1, are expected to be released for general availability mid- 2016.

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

In the beginning of 2016, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android and iOS operating platforms. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads on devices running the Windows 10 (and potentially Google ChromeOS) is expected to be released in the beginning of 2016.

Trunity launched its revamped and greatly enhanced Trunity Store in time for the start of the Winter/Spring Semester 2015. In addition to providing a much enhanced user interface and full responsive design for purchase via mobile phones, the new store ensures that students are guided to purchase the correct custom Trubook™ or course that they are taking, allows single use vouchers to be sold at campus bookstores that can be redeemed at the Trunity Store, and provides much improved store management, reporting, and analytics, along with a number of other new and improved features. The new Trunity Store is also designed for tight integration with the Trunity 3.0 Platform when this is expected to be released in the beginning of 2016.

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

In particular, due to our lack of  working capital and large ongoing operating losses and debts, we will not be able to launch the anticipated upgrades to our platform, products and services unless we raise substantial capital in the sixty days, as to which there can be no assurances.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

Net sales for the three months ended September 30, 2015 totaled $206,004 representing a 87% increase over net sales of $110,219 reported for the same three months in 2014. Net sales for the nine months ended September 30, 2015 totaled $391,141 representing a 100% increase over net sales of $195,539 reported for the same nine months in 2014. The increase for both three and nine month sales were largely attributable to increased Trubook™ sales to the higher education market for the summer 2015 school term, content ingestion revenue associated with publishers placing their content on the Trunity eLearning Platform as part of their digital strategy and sales associated to publisher licensing agreements.

We believe that our revenue will continue to increase substantially during the fourth quarter of 2015 and 2016 based upon revenue recognition from licensing revenue stemming from both current and anticipated new customers; new Trubooks™ being authored and/or published on our Platform; partnerships with publishers resulting in licensing revenue and specific global marketing initiatives that we believe will generate new users; and ‘word of mouth’ referrals from satisfied users of our Platform. However, there can be no assurance that this expected revenue growth will occur.

Cost of goods sold for the three months ended September 30, 2015 and 2014, totaled $111,569 and $82,398, respectively, and resulted in gross profit of $94,435 and $27,821, respectively. Our gross profit margin on sales saw a significant improvement, rising to 46% for the three months ended September 30, 2015 from 25% for the comparable prior period and 48% for the nine months ended September 30, 2015 from 23% for the nine months ended September 30, 2014. The increase in our gross profit was primarily due to the increase in sales of our Trubooks™ coupled with the reduction in royalty rates for authors versus the previous year and our increase in our content ingestion revenue associated with our publishing partner agreements and sales associated to publisher licensing agreements.

Our total operating expenses for the three months ended September 30, 2015 were $393,849 compared to $749,469 for the three months ended September 30, 2014 resulting in a 47% reduction in costs. For the nine months ended September 30, 2015 our total operating expenses were $1,260,359 compared to $2,581,269 for the nine months ended September 30, 2014 resulting in a 51% reduction in costs. The decrease in operating expenses for the three and nine months ended September 30, 2015 in comparison to prior periods were due primarily to successful execution of numerous cost cutting strategies that we implemented over the past several quarters. These cost cutting initiatives included the movement of product development activities off-shore resulting in reduction of payroll costs, office space withdrawal, decrease in consulting and legal fees, and lower stock-based compensation expense, offset by higher accretion for debt discounts and issuance costs, as well as higher accrued interest and other liabilities related to our debentures.

Overall the reduction in operating expenses noted above resulted in our selling, general and administrative (SG&A) expenses measurably declining 58% to $221,560 for the three months ended September 30, 2015 compared to $526,535 for the three months ended September 30, 2014 and a 63% reduction for the nine months ended September 30, 2015 to $706,421 compared to $1,915,052 for the nine months ended September 30, 2014. Our research and development costs also decreased 23% to $172,289 for the three months ended September 30, 2015 from $222,934 reported for the comparable prior period and 17% decreased to $553,938 for the nine months ended September 30, 2015 in comparison to the prior period amount of $666,217. As a result of the majority of the development on the next generation Trunity eLearning Platform being completed and an expectation of a full commercial launch of version “3.0” in the beginning of 2016 and decrease in research and development costs in the current periods.

Our loss from operations decreased 59% to $299,414 from $721,648 for the first months ended September 30, 2015 and 2014, respectively and 58% to $1,070,809 from $2,537,062 for the nine months ended September 30, 2015 and 2014 due to higher revenues and lower operating expenses.

After factoring net interest expense of $167,706, $14,000 loss on debt extinguishment and foreign currency translation loss of $9,096, our comprehensive net loss for the three months ended September 30, 2015 totaled $472,024. This compared to a comprehensive net loss of $871,488 for the same three months in 2014, after factoring net interest expense of $84,097, loss on debt extinguishment of $65,869, and foreign currency translation loss of $126. Our comprehensive net loss for the nine months ended September 30, 2015 totaled $1,781,413 after factoring net interest expense of $718,507, $14,000 loss on debt extinguishment and foreign currency translation loss of $21,904. This compared to a comprehensive net loss of $2,870,706 for the same nine months in 2014 after factoring net interest expense of $275,782, loss on extinguishment of debt of $65,869 and foreign currency translation loss of $8,007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operations. At September 30, 2015, we had negative working capital of $4,001,237 as compared to negative working capital of $3,071,463 at December 31, 2014. Based on these factors, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our current assets at September 30, 2015 totaled $51,905 in cash and $37,000 accounts receivable, which compared to $14,119 in cash and $3,020 in accounts receivable at December 31, 2014. Our current liabilities of $4,216,307 at September 30, 2015 and $3,229,093 at December 31, 2014 included accounts payables, notes payable – related parties, accrued interest, professional fees and vacation expense and amounts owed to shareholders for working capital loans, convertible note payables and deferred revenue.

Net cash used in operating activities was $274,317 for the nine months ended September 30, 2015, as compared to $1,301,212 for the nine months ended September 30, 2014. Working capital changes consumed cash of $482,986 for the current period compared to $424,841 for the nine months ended September 30, 2014. The increase was mainly attributed to the increase in interest expense as a result of the default rates for servicing of the debt. In addition, our net loss was impacted by non-cash expenses related to depreciation and amortization, stock-based compensation and accounting for accretion for debt discounts and issuance costs, as well as accounting for the loss on debt extinguishment for our debentures and convertible debt.

Net cash used in investing activities was $90,897 for the nine months ended September 30, 2015, as compared to net cash used of $491,772 for the same nine months in 2014. The reduction in net cash used in our investing activities was largely due to the fact that we have completed much of the development on the next generation Trunity eLearning Platform and expect to have a full commercial launch of Version 3.0 in the beginning of 2016.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $403,000 as compared to $990,009 for the nine months ended September 30, 2014. This decrease was due to more proceeds being raised from the sale of common stock and issuance of debentures in the first and second quarter of 2014.

We have concluded that, notwithstanding a substantial increase in sales of its products and services in recent months, particularly in international markets, we will not be able to implement its business plan unless it is able to promptly (i) substantially reduce its debt burden, which is now over $4 million, including accounts payable, debenture obligations and other commitments, most of which are past due, and (ii) raise substantial additional capital. Further, we concluded that the our education technology business (the “Trunity Business”) will be best developed through a privately held company, without the additional cost and complexity associated with operating as a public company.

Consistent with these goals, on November 11, 2015, we entered into a nonbinding letter of intent (“LOI”) with Newco4Pharmacy LLC, a Georgia limited liability company (“N4P"). Under the terms of the LOI, we would acquire 100% of the membership interests of N4P in exchange for newly authorized preferred stock, which would be issued to the N4P members and be convertible at the election of the holders into a number of shares of common stock of the Company equal to 85–90% (depending on the ultimate level of debt conversion) of the shares outstanding at the time (the “Acquisition”). We will acquire all of the goodwill and underlying business plan of N4P, which contemplates a rollup of businesses in the compounding pharmacy industry, including all potential acquisition documents. A condition of the closing of the Acquisition is conversion of at least 90% of the our debts (other than liability to professionals) into equity at a price of $.03 per share. Shortly after closing of the N4P Acquisition, the Trunity Business would be spun out to a separate privately held company (“New Trunity”) owned by the legacy Trunity shareholders (including those who acquired shares by debt conversion) proportionate to their shares of Trunity (the “Spin Out”). Following the Acquisition,we principally would be owned and managed by the former N4P members, will retain responsibility for paying certain of the our debts. The remaining debts will be the responsibility of New Trunity following the Spin Out.

As of the date of this Report, the majority of the our debt holders have agreed to convert their debts into common stock conditioned upon closing of the Acquisition. We believe that the Acquisition will be closed by mid-December 2015; however, there can be no assurance that this will occur. Regardless of whether or not the Acquisition is consummated, we will need to raise substantial capital in the coming weeks in order to continue operations; however, there could be no assurance that this capital will be available on terms acceptable to us or at all.

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

We released a beta version of 3.0 for general availability in the fall of 2014 and have scheduled the full release to occur in the beginning of 2016. Additional enhancements to the Platform, in the form of Version 3.1, are expected to be released for general availability mid-2016.

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

In the beginning of 2016, we expect to release Trunity Mobile 1.2, which will be available for free download on both Android. In addition, this generation will also feature highlighting/annotation syncing, improved auto-updating functionality and enhanced support for social, collaborative learning. The generation supporting downloads by mobile device users on Windows 8 and 10 operating systems (and potentially Google Chrome) are expected to be released late in the beginning of 2016.

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

As of the end of September 30, 2015, we had fourteen Trubooks™ on the Platform and we have contracted with the authors of 16 new Trubooks™ that are currently in production, most of which are expected to be completed and ready for marketing to schools and universities for the 2016 spring semester.

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

Both companies teamed up to showcase HMH’s premium learning content through the Trunity eLearning Platform, co-exhibiting at the recent BETT 2015 conference held in London in January 2015 and the 19th Conference of Common Wealth Education Ministers in the Bahamas in June 2015. Both companies are planning on continuing to jointly showcase our combined solutions at more industry events in 2016.

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

Our current market penetration strategies are focused on optimizing prevailing opportunities within four key channels: K-12, Higher Education, International Initiatives and Enterprise. These efforts are expected to yield notable revenue growth for Trunity in 2016, and represent what we believe is the beginning of a positive, upward trend. Moreover, our go-to-market strategy is expected to continue attracting significant new revenue opportunities for the Company, serving to further validate our technology and vision. As progress is made in this regard, we expect to play a meaningful role in transforming the publishing industry and improving the quality of content being delivered to students worldwide.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2015. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the three quarters of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.    Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $402,000 ($130,000 was provided by a board member and officer of the company) pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 402,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants to purchase 402,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

During the third quarter of 2015, the Company has borrowed from accredited investors and a related party (the “Debenture Holders”) $83,000 pursuant to an Unsecured Redeemable Debenture Series F (the “Series F Debentures”) that will pay interest during the Debenture term in the amount of 10% of the principal amount. The holders of the Series F Debentures also received warrants to acquire 83,000 shares of Common Stock for an exercise price of $0.15 per share, exercisable over three years equal to 100% of the principal amount of the debenture. In addition the Company will issue the Debenture Holders warrants to purchase 83,000 shares of the Company’s Common Stock at a price per 2015 Warrant Share to be determined. The Company incurred no commission costs in connection with these transactions.

These issuances were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures.

This Item is not applicable to our company’s operations.

ITEM 5.  Other Information

On December 2, 2015, Les Anderton resigned from the Company’s Board of Directors. No replacement has been selected.

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

TRUNITY HOLDINGS, INC.

Date: December 8, 2015	By:	/s/ Nicole M. Fernandez-McGovern
Nicole M. Fernandez-McGovern,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Nicole Fernandez-McGovern	December 8, 2015
Nicole Fernandez-McGovern
Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary

/s/ Ivan Berkowitz	December 8, 2015
Ivan Berkowitz, PhD
Director

/s/ Richard H. Davis	December 8, 2015
Richard H. Davis
Director