Form 10-K
period 2015-12-31
True Nature Holding, Inc.
filed 2016-05-02
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53601

TRUE NATURE HOLDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1355 Peachtree Street, Suite 1150

Atlanta, Georgia 30309

(Address, including zip code, of principal executive offices)

Trunity Holdings, Inc.

12555 Orange Drive, Suite 202

Davie, Florida 33330

(Former name or former address if changed since last report.)

(404) 254-6980

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $851,948. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of April 29, 2016, the registrant had 12,385,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUE NATURE HOLDING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “True Nature” “we”, “us” and “our” refer to True Nature Holding, Inc.

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements.. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

PART I

ITEM 1.     BUSINESS

Company Overview

We are a development stage company that intends to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.

Description of Pharmaceutical Compounding

Today, the vast majority of medications are mass-produced by pharmaceutical drug companies. They aim to treat a specific medical condition for a large segment of people. Problems can arise when a patient has a medical condition that can’t be treated by one of these mass-produced products. Pharmaceutical compounding (done in compounding pharmacies) is the creation of a particular pharmaceutical product prescribed by doctors to fit the unique needs of a patient that can’t be met by commercially available drugs. To do this, compounding pharmacists combine or process appropriate ingredients using various tools. This may be done for medically necessary reasons, such as to change the form of the medication from a solid pill to a liquid, to avoid a non-essential ingredient that the patient is allergic to, or to obtain the exact dose(s) needed or deemed best of particular active pharmaceutical ingredient(s). It may also be done for more optional reasons, such as adding flavors to a medication or otherwise altering taste or texture. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. Compounding pharmacies (and pharmacists) adhere to standards and regulations set by the U.S. Pharmacopeia, National Association of Boards and State Boards of Pharmacy for quality assurance and accuracy. The compounding pharmacy business has the potential to provide high margins, and allow the pharmacy to specialize is certain solutions for specific maladies, so it can target specific markets efficiently.

We intend to focus on the acquisition of compounders who have a) a large client base in the veterinary area, b) a strong set of proprietary compounding solutions, versus non-proprietary “over-the-counter” (OTC) medicine sales, and c) where the combination of incremental operations will allow cross selling of a growing line of proprietary compounds into the respective markets of each new market participant acquired.

We expect economies of scale from the consolidation of:

●	Materials procurement;

●	Compounding activities combined into larger, more efficient and higher quality facilities;

●	Expanded marketing nationwide with an emphasis on densely populated urban areas where an expanded product line may increase the profitability of each individual branch, when compared to pre-acquisition sales, and;

●	Consolidated administration and personnel functions.

Corporate History and Recent Developments

True Nature Holding, Inc., previously known as Trunity Holdings, Inc., became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”). BTI was incorporated on July 26, 1983 to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals. Trunity Holdings, Inc. was the parent company of the prior educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders.

On November 6, 2015 Newco4pharmacy, LLC (“N4P”), a Georgia limited liability company, was formed for the purpose of executing a business plan for the acquisition and integration of a network of compounding pharmacy businesses.

During the fourth quarter of 2015 the Trunity Holdings, Inc. management and Board of Directors decided to implement a change in its business strategy. While it had achieved some modest success in the deployment of its educational software and systems, it had also consumed over $16 million in investments, and had over $4 million in debt, including debentures, trade payables, obligations for accused payroll and other expenses. It did not feel it could continue to operate with the expense associated with a publicly held company, and needed to reduce its expenses dramatically. After consulting with investment bankers, and evaluating alternatives, it announced a restructuring plan aimed at reducing its overhead, eliminating a substantial portion of its debt, and spinning out its educational business into a privately held company.

On December 9, 2015, the Trunity Holdings, Inc. (“THI”) management and Board of Directors announced a series of steps aimed at restructuring the business. In the first step THI entered into a Securities Exchange Agreement (the “Agreement”) with Newco4pharmacy, LLC (N4P). Pursuant to the terms of the Agreement, THI acquired 100% of the membership interests of N4P, a development stage business aimed at creating a nationwide network of compounding pharmacies. As part of the acquisition, certain assets and the business plan of N4P, including a letter of intent for a potential acquisition were acquired in exchange for newly authorized Series X preferred stock, which was subsequently exchanged on December 31, 2015 for 10,000,000 shares of common stock.

Additional steps in the restructuring and recapitalization included a) a conversion of existing debt into equity, b) the conversion of the Series X Preferred stock issued to the members of Newco4pharmacy, LLC into 10,000,000 shares of common stock, a number equal to 85% of the shares outstanding after the recapitalization event, c) a spin out of the legacy educational business into a newly formed private company with the ownership pro-rata with the ownership of the Company as of December 18, 2015, d) a change in the equity structure that included a reverse split of 1 for 101, such that one hundred and one shares immediately before the split, is now one share, with any fractional shares rounded up to the nearest whole number of shares e) modifications to the Articles of Incorporation such that we now have 500,000,000 shares of common stock authorized and 100,000,000 of preferred stock authorized at a par value of $.01, and f) a change in the name to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

On December 31, 2015, we completed the restructuring and spin-out of the educational business, Trunity, Inc. As a result of these actions, the Company at the time had 11,765,000 shares outstanding and no outstanding preferred stock. Within the ownership of the common stock, 1,765,000 represented 15% is owned by a combination of legacy shareholders and those who converted their debt into stock, including 203,293 shares issued to the Trunity, Inc. (“Spin-Out”) for future debt conversions, and to assist in capitalizing the Spin-Out entity at that time. The remaining 85% or 10,000,000 shares is owned by the former members of N4P. Further, all the shareholders of record as of December 18, 2015, received shares in the newly formed entity, Trunity, Inc., a Florida corporation, pro-rated to their ownership percentage as of that date. The former members of N4P did not participate in the allocation of shares in the spin out company. Upon effectiveness of these changes we have a new CUSIP number for the common stock (89786C 106).

In conjunction with the restructuring a new privately held Florida “C” corporation named Trunity, Inc. was formed. Trunity Inc. now owns all of the stock of the former operating subsidiary of THI, all of the assets related to the educational business. As of December 31, 2015 there were 10,000,000 shares of common stock issued and outstanding and 10,000,000 shares of preferred stock authorized, of which none outstanding at this time. Of the 10,000,000, a total of 1,437,341 are being held in reserve for future conversions of debts assumed in the spin out, or for other uses as authorized by the Board of Directors of the Spin-Out entity to the best of management’s knowledge. The remaining shares of this entity are owned 100% by the shareholders of THI as of the record date of December 18, 2015. This entity also owns 253,691 shares of us, which was issued in order to allow the Spin-Out entity to use in debt conversions, and to capitalize the business so that it may increase its potential of success going forward. Its revenues are currently around $400,000 per year, and it intends to continue its mission to expand the user base for its educational software and systems business worldwide.

As part of the restructuring and spin-out a substantial amount of the debts of THI, both at the public holding company level, and at the operating subsidiary was converted. Those debt holders who agreed to convert their debt at $.03 per share, pre-split, as of December 18, 2015, the record date, received shares in the Spin-Out entity, along with all other legacy shareholders of THI. There was total debt of over $4.1 million when the effort was begun, and over $2 million was converted for both the holding company and at the operating subsidiary level. A summary of the debt converted at the holding company level is below.

Debenture Holder	Total Converted	Conversion Amount into shares- pre-split	Conversion Amount into shares- post-split

Series A Debentures	$205,865	6,862,167	67,943
Series B Debentures	$199,596	6,653,200	65,873
Series C Debentures	$273,760	9,125,333	90,350
Series D Debentures	$857,066	28,568,867	282,861
Series E Debentures	$180,810	6,027,000	59,674
Series F Debentures	$469,048	15,634,933	154,800
Promissory Notes	$62,407	2,080,233	20,597
TOTAL	$2,248,552	74,951,733	742,098

We issued shares in True Nature to the Spin-Out Company in a number equal to that which would have been issued had all debts of the operating subsidiary been converted into equity under the proposed debt conversion plan. This issuance of 203,293 shares were issued to a) satisfy other conversion of debt, or b) for any other general use as approved by the Board of Directors of the Spin-Out entity. It has also set aside 1,150,071 shares of Trunity, Inc. common stock for satisfaction of debts transferred in the spin out, a number equal to that which it would have issued had all debts be converted.

As of December 31, 2015, we completed our restructuring, and are now moving forward with our plans to acquire series of businesses, generally in the compounding pharmacy area, and build a nationwide marketing and sales operation to expand the sales of the businesses it acquires.

Acquisition of Compounding Pharmacy Businesses and Financing

In November 2015, N4P signed a non-binding letter of intent to acquire a compounding pharmacy business in Florida. That agreement was a part of the assets acquired by us when we acquired N4P in December 2015. During the month of December, while concluding our restructuring and the spin out of the legacy education business, management also took steps to move forward with its acquisition of that pharmacy business, and began discussions with two (2) additional operations in Florida and Georgia.

On April 4, 2016 we entered into a non-binding letter of intent to acquire Integrity Compounding Pharmacy in Dunwoody, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration approximately equal to 12 months revenue, which is around $1 million. The payment will be split between the issuance of common stock valued at $500,000 a convertible note that may convert into stock at a price not less than $1.25 per share, and a short term note payable. The final allocation of each of these will be determined prior to closing, which is expected to occur in second quarter 2016. Mr. Casey Gaetano, age 29, Founder and CEO, will join the management team of True Nature at closing.

We are seeking to build a network of compounding pharmacies with a high content of veterinary business, and high content of cash transactions, versus a model that relies exclusively on insurance reimbursements. We also entered into an investment banking agreement with Dawson James Securities, Inc., a boutique banking business with experience in the healthcare industry. We believe that though this relationship we will be able to fund the Company for at least the first three acquisitions, depending on the cash component of the consideration provided. Although there can be no assurance that any of these acquisitions will be consummated, we expect to complete the first three transactions in the second quarter of 2016, and expect to enter into as many as four (4) additional transactions during 2016, depending on the availability of suitable transactions.

Change in Control

With the issuance of the Series X Preferred stock issued to the members of Newco4pharmany, LLC in consideration of the acquisition in December 2015, there was a change in control . The terms of the Series X Preferred stock gave its holders voting control of 90% of the shares eligible to vote upon issuance. Subsequently, the Series X Preferred was converted into 10,000,000 shares of common stock after giving effect to the reverse split, or 85% of the shares outstanding after the reverse split. As of December 31, 2015, there were 11,765,000 shares outstanding, with 1,176,500 shares held by our legacy shareholders, with the balance held by the former members of N4P. As a result, the former members of N4P control 85% of the voting shares of the Company.

Amendment to Certificate of Incorporation

As a part of our restructuring, the Board approved an amendment to our Amended and Restated Certificate of Incorporation (the “Certificate Amendment”), which was further approved with a vote of 90% of the shareholders eligible to vote on this matter. The Certificate Amendment: (i) increased the number of authorized shares of our capital stock to Six Hundred Million (600,000,000), consisting of One Hundred Million (100,000,000) preferred shares, and the number of authorized shares of common stock to Five Hundred Million (500,000,000). Further, we changed our name from Trunity Holdings, Inc. to True Nature Holding, Inc. In addition, the Board approved and submitted to our stockholders a proposal to effect a reverse stock split of all of the outstanding shares of common stock (the “Reverse Stock Split”) at an exchange ratio of 1 to 101, such that all holders of 101 shares of common stock would have 1, with any fractional shares rounded up the next full number. These changes were approved by FINRA.

Changes in Management and Board of Directors

In conjunction with the acquisition of N4P, three new members to the Board of Directors were appointed, and to make room in the five (5) person Board, one of our legacy directors, Les Anderton resigned. Also, we changed our management team, with Ms. Nicole Fernandez- resigning as CEO of Trunity Holdings, Inc., and remained as CEO of the operating subsidiary through its spin out into the newly formed private company.

Pursuant to the Securities Exchange Agreement, as of December 9, 2015 each of the following former members of the Board remained on the Board of Directors: Richard H. Davis, 58; and Ivan Berkowitz, 68. Pursuant to the Securities Exchange Agreement and as a result of Board action on December 9, 2015, the following individuals were appointed to the Board: Stephen Keaveney, 52, Jeff S. Cosman, 44; and William L. Ross, Ph.D., 70.

On December 9, 2015, Stephen Keaveney, who was the Managing Member of N4P became the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer.

On January 19, 2016, the Board, and with written approval of 75% of the shareholders eligible to vote on that date, reduced the number of Directors to three (3), and removed Richard Davis and Ivan Berkowitz from the Board. This change was fully contemplated in conjunction with the restructuring in December 2015, and upon completion of the spin out of the existing educational business on December 31, 2015.

On April 11, 2016 the Board of Directors elected Mr. James Driscoll, age 54, to the Board of Directors. Mr. Driscoll is currently CEO of Channel Terminals, LLC, a crude oil liquids terminals and refinery based in Houston, TX. Mr. Driscoll is also a member of the Board of Directors at Double Zero Recycling LLC as well as an Advisory Board Member at HealPros LLC, a diabetic retinal imaging business, and Funding University LLC, an early stage online peer to peer lending business targeted on secondary education. Previously he was President of Method Holdings, LLC, from 2011 until late 2013. Between 2006 and 2011 Mr. Driscoll was a Senior Partner with private equity firm 1848 Capital Partners LLC. From 2009 to 2010 he was COO and Executive Vice President of CareDynamix LLC, a healthcare business focused on provision of onsite vaccination services around the US.

In addition, Mr. Driscoll, has over 14 years of experience at various senior positions in the power generation and transportation industries in varied locations around the world. He began his professional career as a trader in New York City. He has an MBA from Harvard University (1991) and a BA in English Literature from Bowdoin College (1984). Mr. Driscoll will receive 100,000 shares of restricted common stock as compensation for his term on the Board, consistent with all prior appointments by us.

On April, 2016 Dr. William Ross, age 70, advised us that he desired to resign from the Board of Directors, as he intends to retire from all business activities. After electing Mr. Driscoll, the Board accepted Dr. Ross’s resignation, and thanks him for his service, and wishes him the best in his retirement. There were no disagreements, or conflicts with the Board and Dr. Ross.

Market Opportunity

According to an industry report published by IBIS World, dated January 2015 there are over 5,500 compounding pharmaceutical groups in the U.S. with revenue of over $5.6 billion annually and profits exceeding $1.5 billion. Many of them are small, undercapitalized and without an exit strategy as their principals seek to retire and face potential challenges with changes in the regulatory requirements. While we do not currently have any acquisitions under a definitive contract, we have identified a number of prospects and expect to be able to close one, or more, acquisitions within six months. We intend to use equity to finance our initial transactions, and we have identified a number of institutional investors who have expressed interest in our approach. We expect to be able to use a combination of conventional debt, and equity in the Company, to raise the funds necessary to execute on the business plan with our first of two acquisitions during the second quarter of 2016. If we qualify, we would like to list the shares of the Company on the NASDAQ stock exchange, and create a market for the shares so that we can complete additional funding, pay off the debt we use to complete the initial acquisitions, and invest further in the businesses to achieve a greater size and scale.

Executive Summary - Our Strategy

Compounding pharmacies occupy a unique space in the pharmaceutic marketplace. They do not simply “fill” prescriptions, but rather has the capability to innovate, “invent” new applications of existing OTC medications, and even to reach down into the use of raw materials to compose new solutions. While most focus on medications unique to the needs in their local markets, some of those formulations could be applied regionally, and even nationally, with the right cost and distribution strategy.

Our business plan is to enter the Compounding Pharmacy Industry via acquisitions of existing compounding pharmacies consolidating fragmented market. The key elements of our strategy include:

a.	We intend to grow regionally, building regional distribution centers, expand sales and marketing with an eventual long term objective to create a national presence;
b.	We intend to acquire multiple libraries of compounding formulations in the process, recognizing that:

i.	some are tailored for local needs;
ii.	some will have regional markets with expanded marketing;
iii.	some can become nationally accepted, and further “productized” solutions.

c.	In all cases, we intend to drive the costs down when compared to alternatives from “big pharma”;

The human market and the vet market are both large and growing, share many of the same solutions, and are in need of lower cost solutions. We will focus on a balance between legitimate insurance related revenue streams and cash pay business. We prefer businesses with a high content of cash business, and clients in the vet market, in general, but fully expect a mix of those businesses, along with more traditional providers serving humans, and using insurance reimbursement as a payment method.

We believe the pharmacy industry, and especially compounding pharmacy, can easily be described as having multiple “flavors”. We believe the markets for both people and pets are both underserved:

a.	Some sell basic OTC medications and provide “delivery only”, and most users rely on insurance reimbursement for payment;
b.	Some are “value added resellers”, using OTC recognized medications, then repackaging, or using combinations, to personalize the product for the client. While vet based is a cash business, the human side is largely insurance reliant;
c.	Some are like “OEM manufacturers”, like a generic drug maker, starting with basic, non-productized materials, and creating both standard and fully customized “novel” formulations for specific maladies and needs. These are more often cash clients, and this approach is well accepted in the pet area, and becoming more accepted for people as alternatives to OTC, and for cash buyers seeking lower cost;
d.	We believe a mix of these can serve the need to drive costs down, and allow innovative approaches to improve patient results.

The pet business is an area of focus. A recent research document, Research from Federal Trade Commission: Pet Medications, May 2015, (which can be found on our web site at: http://truenaturepharma.com/links/) noted the following:

a.	According to one estimate, in 2014 veterinarians accounted for 58 percent of sales of pet medications, with brick and mortar retailers accounting for 28 percent and Internet/mail order retailers accounting for 13 percent;
b.	Approximately 65 percent of U.S. households own pets, the most common being dogs and cats, which equates to 79.7 million homes;

c.	In 2014, Americans spent approximately $58 billion on their pets, including food, supplies, veterinary care, prescription and over the counter medication and other pet services and products. This figure represents tremendous growth since 2001, when comparable expenditures totaled $28.5 billion;
d.	In 2013, retail sales of prescription and non-prescription medications for dogs and cats was estimated at $7.6 billion. U.S. retail sales of companion animal pet medications are expected to grow to $10.2 billion by 2018, reflecting a compound annual growth rate of circa 5 percent;
e.	U.S. manufacturer sales of companion animal pet medications have been estimated at $3.7 billion to $4 billion annually.

Industry Overview

The following information was taken from this report on the Compounding Industry: IBISWorld Industry Report OD5706 Compounding Pharmacies in the U.S., dated January 2015 by Sarah Turk. . A copy of this report is available for download from our web site at: http://truenaturepharma.com/links/.

Industry Definition

This industry includes stores that make and sell compounded medications that are not commercially available. Compounded medications are prescriptions that are prescribed and written by physicians and prepared by pharmacists for individual patients.

Executive Summary

Despite the Compounding Pharmacies industry experiencing negative media attention from contaminated compounded prescriptions, it has still proved to be a business with a loyal customer base. Compounded medications can assist patients’ compliance with their medication due to offering medication tastes, routes of administration, and medication dosages that were not otherwise commercially available. Moreover, the burgeoning elderly population has stimulated demand for prescriptions, including compounded medications that were customized to address a patient’s needs. From October to September 2012, the Food and Drug Administration (FDA) inspected approximately 150 compounding pharmacies, with 90.0% of facilities inspected having problems. As a result, some industry operators have exited the industry altogether or have contended with costs related to complying with FDA standards. The industry has benefited from pharmaceutical manufacturers having drug shortages, enabling the industry to access raw materials and supply medication orders to patients and hospitals. As group purchasing organizations (GPOs), which secure supplies for healthcare providers, control about 72.0% of purchases made by hospitals, according to the Healthcare Supply Chain Association, drug shortages have occurred. Due to GPOs using their market share as leverage to secure low-cost contracts with pharmaceutical manufacturers, some drug makers did not have the incentive to manufacture and stock essential drugs.

As a result, industry revenue is expected to grow at an annualized rate of 2.4% to $5.6 billion during the five years to 2015, including 7.3% growth in 2015. This growth has been driven by the number of active drug shortages increasing from 328 in 2010 to 361 in 2013, according to the latest data available from the United States Government Accountability Office. Profit is anticipated to rise from 25.7% of industry revenue in 2010 to 26.5% in 2015, due to the prescription shortage and lack of substitutes for industry products enabling the industry to garner higher prices. During the five years to 2020, industry revenue is forecast to grow at an annualized rate of 2.6% to $6.4 billion. As the number of physician visits is expected to rise, more individuals will likely be prescribed medications, which may stimulate demand for compounded pharmaceuticals. Overall, the size of this growth will be contingent on how many patients require medications with alternative dosages and strengths.

Key External Drivers

Number of pets (cats and dogs): In addition to developing drug compounds for humans, compounding pharmacies also create specialized drugs compounded for animals. As the number of pets increases, demand for compounding pharmacies rises, as many pet owners will purchase compounded medications to increase animal compliance with alternative routes of administration.

Regulation

The Food and Drug Administration (FDA) is encouraging large-scale operators to register with the FDA and is increasing federal regulations. As healthcare providers are increasingly purchasing compounded medications from FDA-registered and regulated facilities, many operators will choose to comply with regulations to bolster revenue volumes. Regulation is expected to increase in 2015, which represents a potential threat to the industry.

Current Performance

During the past five years, the Compounding Pharmacies industry has exhibited growth, thanks to an increase in the number of dispensed prescriptions. As the burgeoning elderly population has dealt with a number of chronic illnesses that require medication, demand for compounded pharmaceuticals has risen. For example, patients have used compounded prescriptions to access medications in alternative dosages, routes of administration, ingredients (due to patient allergies) and flavorings than drugs that were commercially available. Moreover, the shortage or termination of prescriptions from drug manufacturers’ product portfolio has stimulated demand for compounded prescriptions. In the five years to 2015, industry revenue is anticipated to increase at an annualized rate of 2.4% to $5.6 billion, including 7.3% growth in 2015, due to a rise in the number of prescription shortages. For example, according to data from the United States Government Accountability Office, the number of active drug shortages has increased from 328 in 2010 to 361 in 2013 (latest data available), which has benefited some compounding pharmacies because they were able to supply drugs to hospitals and patients that may have otherwise come from another source. Profit is expected to increase from 25.7% of industry revenue in 2010 to 26.5% in 2015, due to the prescription shortage enabling operators to mark up industry product prices.

Growing Opportunity

Nevertheless, the burgeoning elderly population has provided a driver for the industry. The number of adults aged 65 and older is expected to grow at an annualized rate of 3.4% during the five years to 2020. More elderly patients have visited their physician, which has stimulated demand for prescriptions. Because the burgeoning elderly population has required more prescriptions to address their numerous chronic illnesses, demand for compounded pharmaceuticals has grown. For example, as the number of stroke patients rose, so did the prevalence of dysphagia, or a patient’s inability to swallow. As a result of this trend, demand for compounded medications with alternative routes of administration increased. Additionally, the industry also provides compounded medications for pets. The number of pet owners is expected to grow at an annualized rate of 2.3% during the five years to 2020. Because of this growth, more pet owners will be required to obtain compounded drugs to increase their pet’s compliance with medications. For example, pet owners may demand compounded drugs to cater to their pets’ individualized needs, such as allergies and complications with the drug’s route of administration.

Competition

The pharmaceutical industry is highly competitive. There are competitors in the United States that are currently selling FDA- approved products that our products would compete with if and when approved by the FDA.

In addition to product safety, development and efficacy, other competitive factors in the pharmaceutical market include product quality and price, reputation, service and access to scientific and technical information. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. In addition, the intensely competitive environment of the pain management products requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations. Because we are smaller than our competitors, we may lack the financial and other resources needed to develop, produce, distribute, market and commercialize any of our drug candidates or compete for market share in the pain management sector.

Governmental Regulation

FDA Regulation and Approval

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2012 (collectively, the Health Reform Law); statutes and regulations of the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

Our ongoing product development activities are subject to extensive and rigorous regulation at both the federal and state levels. Post development, the manufacture, testing, packaging, labeling, distribution, sales and marketing of our products is also subject to extensive regulation. The Federal Food, Drug and Cosmetic Act of 1983, as amended, and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to approve New Drug Applications, or NDAs, civil sanctions and criminal prosecution.

FDA approval is typically required before each dosage form or strength of any new drug can be marketed. Applications for FDA approval must contain information relating to efficacy, safety, toxicity, pharmacokinetics, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling, and quality control. The FDA also has the authority to revoke previously granted drug approvals. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

Current FDA standards for approving new pharmaceutical products are more stringent than those that were applied in the past. As a result, labeling revisions, formulation or manufacturing changes and/or product modifications may be necessary. We cannot determine what effect changes in regulations or legal interpretations, when and if promulgated, may have on our business in the future. Changes could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such regulatory changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Quality Assurance Requirements

The FDA enforces regulations to ensure that the methods used in, and facilities and controls used for, the manufacture, processing, packing and holding of drugs conform to current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality, purity and safety characteristics required of them. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to NDAs. If the FDA concludes that the facilities to be used do not meet cGMP, good laboratory practices or good clinical practices requirements, it will not approve the NDA. Corrective actions to remedy the deficiencies must be performed and verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations and financial condition.

The FDA also conducts periodic inspections of facilities to assess their cGMP status. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations and financial condition. The FDA could initiate product seizures, request product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could lead to civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing us from receiving the necessary licenses to export its products and classifying the company as an “unacceptable supplier,” thereby disqualifying us from selling products to federal agencies. Imported active pharmaceutical ingredients and other components needed to manufacture our products could be rejected by United States Customs.

Other FDA Matters

 If there are any modifications to an approved drug, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify the FDA, and in many cases, approval for such changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to such requirements can result in regulatory actions that could have a material adverse effect on our business, results of operations and financial condition.

Pharmacy Regulation

Our planned target pharmacy acquisitions will be regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. If our pharmacy operations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states could be limited, which may have an adverse impact on our business.

Many of the states into which we plan to deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state.

Furthermore, under federal law, Section 503A of the Federal Food Drug Cosmetic Act (FDCA) seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a standard Memorandum of Understanding (MOU) with each state setting forth limits on interstate compounding. The FDA has stated in guidance issued in February 2015 that it will not enforce interstate restrictions until after it publishes a final standard MOU and has made it available to the states for signature for some designated period of time. The FDA has proposed a 180-day period for states to agree to the standard MOU after the final version is presented to states. Until a final MOU is issued and presented to the states to consider whether to sign, the extent of such interstate dispensing restrictions imposed by Section 503A is unknown. If the final standard MOU is not signed by a particular state, then interstate shipments of compounded preparations from a pharmacy located in that state would be limited to quantities not greater than 5% total prescription orders dispensed or distributed by such pharmacy. The current draft standard MOU presented by the FDA in February 2015 would limit interstate shipments of compounded drug units to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. If the final standard MOU contains a 30% limit on interstate distribution, or if the FDA applies the 5% limit in Section 503A because a state refuses to sign the MOU, then those limitations could have an adverse effect our operations.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The Drug Quality and Security Act of 2013 (DQSA) clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient, and Section 503A limits the distribution of compounded drug products outside of the state in which the pharmacy is located, as described in the previous paragraph. 503A also provides certain requirements for compounding from bulk substances and prohibits compounding of products that have been withdrawn from the market for reasons of safety or efficacy and products that are demonstrably difficult to compound.

Confidentiality, Privacy and HIPAA

Our pharmacy operations will involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. The federal privacy regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization of, access to and transmission of electronic protected health information. In 2009, the Health Information for Economic and Clinical Health Act modified certain provisions of HIPAA to strengthen its privacy and security provisions. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information that is not health-related. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of personal health and non-health information. Many of these laws apply to our planned business.

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations and we have begun hiring public and private payor billers in anticipation of the potential reimbursement opportunities for certain formulations. However, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the Health Reform Law), will result in sweeping changes to the existing U.S. system for the delivery and financing of health care and may have a considerable impact on our business. As a result, we may be unable to satisfy the requirements of Medicare, Medicaid or other third-party payors and we may never be able to obtain reimbursement from such payors for any of our formulations. To the extent we obtain third-party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

Employees and Consultants

As of March 31, 2016, we employ one full individual and use two individuals on a consulting basis, who are responsible for financial accounting and investor relations, business and corporate development, research and development management, and general administration. We hire independent contractor labor and consultants on an as needed basis and have entered into consulting arrangements with certain directors in exchange for stock options and/or cash payments.

Management

True Nature’s management consists of experienced sales, marketing and engineering professionals from the networking, technology and software industry. Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Report.

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

It should be noted that we also currently qualify as a Small Reporting Company (“SRC”). As a result, in the event that we are no longer an EGC, we will continue to be exempt from the auditor attestation requirements of SOX and eligible to comply with the Reduced Executive Compensation Disclosures for so long as we qualify as a SRC. We also may elect to provide other scaled-back disclosures applicable to SRCs (not just those relating to Reduced Executive Compensation Disclosures).

Other Corporate Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on www.truenaturepharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Related to Our Business

Development Stage Business

The Company has only a limited history upon which an evaluation of its prospects and future performance can be made. The Company’s proposed operations are subject to all business risks associated with new enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that the Company could sustain losses in the future. There can be no assurances that the Company will ever operate profitably.

Inadequacy of Funds

We will need capital to acquire businesses, and to fund their operations and expansion. Management believes that such proceeds will be available to capitalize and sustain our business sufficiently to allow for the initial implementation of the Company’s Business Plans, but we have no definitive agreements for such at this time. If only a fraction of the funding needed, or if certain assumptions contained in Management’s business plans prove to be incorrect, the Company may have inadequate funds to fully develop its business and may need debt financing or other capital investment to fully implement the Company’s business plans.

Risks of Borrowing

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of unit holders of the Company. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Dependence on Management

In the early stages of development, the Company’s business will be significantly dependent on the Company’s management team. The Company’s success will be particularly dependent upon our senior management team, which we have not recruited at this time. The loss of any one of these individuals could have a materially adverse effect on the Company.

Risks Associated with Expansion

The Company plans on expanding its business through the introduction of a sophisticated marketing campaign, and the acquisition of an extensive library of compounding pharmaceutical formulations. Any expansion of operations the Company may undertake will entail risks. Such actions may involve specific operational activities, which may negatively impact the profitability of the Company. Consequently, unit holders must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert Management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities.

Customer Base and Market Acceptance

We expect to market direct to consumers, and through doctors who can write prescriptions for the benefit of their clients. Ideally, we would target fifty percent (50%) or our product sales to be for the veterinary market, and fifty percent (50%) based on specialized compound formulations. A key element of our plan is the establishment of a marketing effort promoting our product and services offerings.

While the Company believes it can further develop the existing customer base, and develop a new customer base through the marketing and promotion of the website, the inability of the Company to further develop such a customer base could have a material adverse effect on the Company. Although the Company believes that its product matrix and its interactive e-commerce website offer advantages over competitive companies and products, no assurance can be given that Company Name’s products and e-commerce website will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

Competition

The pharmaceutical and pharmacy industries are highly competitive. We expect to compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. The drug products available through branded and generic drug companies with which our formulations compete have been approved for marketing and sale by the FDA, are required to be manufactured in facilities compliant with GMP standards, and are permitted to be manufactured, produced and distributed in large bulk quantities. Although we intend to prepare our compounded formulations in accordance with the standards provided by United States Pharmacopoeia (USP) 795 and USP 797 and applicable state and federal law, our proprietary compounded formulations are not required to be, and have not been, approved for marketing and sale by the FDA at this time and, as a result, some physicians may be unwilling to prescribe, and some patients may be unwilling to use, our formulations. Additionally, formulations compounded in accordance with FDCA Section 503A must be prepared and dispensed in connection with a physician prescription for an individually identified patient and cannot be prepared in significant quantities without or in advance of such a prescription or manufactured and distributed by wholesalers in bulk quantities. These facets of our operations may subject our business to limitations our competitors with FDA-approved drugs may not face. In addition to product safety and efficacy considerations, other competitive factors in the pharmacy and pharmaceutical markets include product quality and price, reputation, service and access to scientific and technical information. The competitive environment requires an ongoing, extensive search for medical and technological innovations and the ability to develop those innovations into products and market these products effectively. Developments by our competitors could make our formulations or technologies uncompetitive or obsolete. In addition, because we are significantly smaller than our primary competitors, we may lack the financial and other resources and experience needed to identify and acquire rights to, develop, produce, distribute, market, and commercialize any of the formulations we seek to make available or compete for market share in these sectors.

Trend in Consumer Preferences and Spending

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. There is no assurance that the Company will be successful in marketing any of its products, or that the revenues from the sale of such products will be significant. Consequently, the Company’s revenues may vary by quarter, and the Company’s operating results may experience fluctuations.

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

No Assurances of Protection for Proprietary Rights; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect intellectual property, proprietary technology and processes, which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, which may be deemed proprietary to others.

Dilution

Purchasers of our stock will experience immediate and substantial dilution in net tangible book value per share if we engage in a substantial offering of stock to finance our business plans.

General Economic Conditions

The financial success of the Company may be sensitive to adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the Company’s products. Management believes that the impending growth of the market, mainstream market acceptance and the targeted product line will insulate the Company from excessive reduced demand. Nevertheless, we have no control over these changes.

Company and Industry Related Risk Factors

We aim to sell certain of our proprietary formulations primarily through a network of compounding pharmacies, but we may not be successful in our efforts to establish such a network or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. We have no experience acquiring, building, or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with these pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to further develop this compounding pharmacy network, but we may experience difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisition of any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand out pharmacy operations and establish a pharmacy network will involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our operations. Our business could materially suffer if we are unable to further develop this pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We will be dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently expect to distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficacy of our formulations for any particular indication. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations, particularly when an FDA-approved alternative is available. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary customizable compounded formulations could include the following, among others: we are limited in our ability to discuss the efficacy or safety of our formulations with potential purchasers of our formulations to the extent applicable data is available; our pharmacy operations are primarily operating on a cash-pay basis and reimbursement may or may not be available from third-party payors, including the government Medicare and Medicaid programs; and our formulations are not presently being prepared in a manufacturing facility governed by GMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

We may not receive sufficient revenue from the compounding pharmacies we may acquire or develop, or with which we may partner, to fund our operations and recover our development costs.

Our business plan involves the preparation and sale of our proprietary formulations through a network of compounding pharmacies and outsourcing facilities. After completion of our initial acquisition, we expect to establish an internal sales force to pursue marketing and sales of our proprietary and other formulations in the states in which our acquisitions are authorized to operate under federal and state pharmacy laws. We also expect to pursue additional strategic transactions to broaden our geographic reach, including plans to open our own outsourcing facilities in other geographical areas. Our Company has no experience operating pharmacies and commercializing compounded formulations and we may be unable to successfully manage this business or generate sufficient revenue to recover our development costs and operational expenses.

We may have only limited success in marketing and selling our proprietary formulations through any network of compounding pharmacies we may develop. Because any of our formulations will be commercialized through a compounding pharmacy, our distribution model will not have obtained FDA approval, only limited data will be available, if any, with respect to the safety and efficacy of our formulations for any particular indication, and we will be subject to regulatory limitations with respect to the information we can provide regarding the safety and efficacy of our formulations even if such data is available. As a result, physicians may not be interested in prescribing our formulations to their patients, and we may not generate significant revenue from sales of our proprietary formulations and other products. In addition, we will be dependent on our initial acquisitions, and any other pharmacies or prescription dispensing facilities we acquire or develop and any pharmacy partners with which we may contract to compound and sell our formulations in sufficient volumes to accommodate the number of prescriptions they receive. We may be unable to acquire, build or enter into agreements with pharmacies or outsourcing facilities of sufficient size, reputation and quality to implement our business plan, and our pharmacy partners may be unable to compound our formulations successfully. If physicians and healthcare organizations were to request our formulations in quantities our pharmacies or pharmacy partners are unable to fill, our business would suffer.

Our business is significantly impacted by state and federal rules and regulations.

We expect that all of our proprietary formulations will be comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval of a compounded formulation is not required in order to market and sell the compounded formulations, although in select instances we may choose to pursue FDA approval to market and sell certain potential product candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding in advance of receiving a patient-specific prescription, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, prohibitions on compounding drug products for office use without a prescription for an individually identified patient, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

Our pharmacy business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure, registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; state and federal controlled substance laws; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

If any pharmacy or outsourcing facility we acquire or build or with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines, loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss of an ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

Many of the states into which we may deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. Further, under federal law Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a MOU with each state setting forth limits on interstate compounding. In February 2015, the FDA presented a draft MOU that, if adopted, and signed by states would limit the amount of interstate units dispensed from a compounding pharmacy to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. This MOU, if adopted and signed by states, and any other state laws or requirements that may be enacted that prohibit or restrict the interstate operations of pharmacies could involve significant additional costs to us in order to sell compounded formulations in certain states and could have an adverse effect on our operations.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities or reputational harm.

The success of our business, including our proprietary formulations and pharmacy operations, will be highly dependent upon medical and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. For instance, to the extent any of the components of approved drugs or other ingredients used by any of our acquisitions to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business.

To assure compliance with USP guidelines, we intend to implemented a policy whereby 100% of all sterile compound batches produced by our acquisitions are tested both in-house and externally by an independent, FDA registered laboratory that we understand based on the laboratory’s representations operates in compliance with current good laboratory practices prior to their delivery to patients and physicians. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients were harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by Pharmacy Creations, Park, or any other acquired or developed pharmacy or pharmacy partner, our reputation may suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we may become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

Although we intend to acquire secured product and professional liability insurance for our pharmacy operations and the marketing and sale of our formulations, our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third-party payors.

We expect that our initial acquisitions will operate on mostly a cash-pay basis and will not submit large amounts of claims for reimbursement through Medicare, Medicaid or other third-party payors, although our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations, but we may be unsuccessful in these efforts. Many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Additionally, even if we were to pursue and obtain FDA-approval for a particular product candidate, significant uncertainty exists as to the reimbursement status of newly approved health care products. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. As a result, reimbursement from insurance companies and other third-party payors may never be available for any of our products or, if available, it may not be sufficient to allow us to sell the products on a competitive basis. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our formulations, the market acceptance for our formulations may be limited.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our estimates of our future operating and capital expenditures are based upon our current business plan, the anticipated expenses associated with any of our acquired operations and our current expectations regarding the commercialization of our proprietary formulations. Our projections may vary significantly as a result of changes to our business model and strategy. We have no experience operating a pharmacy and commercializing compounded formulations, and we may not accurately estimate expenses and potential revenue associated with these activities. Additionally, our operating expenses may fluctuate significantly as a result of a variety of factors, including those discussed in this Item 1A, some of which are outside of our direct control. If we are unable to correctly estimate the amount of cash necessary to fund our business, we could spend our available financial resources much faster than we currently expect. If we do not have sufficient funds to continue to operate and develop our business, we could be required to seek additional financing earlier than we expect, which may not be available when needed or at all, or be forced to delay, scale back or eliminate some or all of our proposed operations.

We expect to rely on third party relationships to assist in our identification, research, assessment and acquisition of new formulations. If we do not successfully identify and acquire rights to potential formulations and successfully integrate them into our operations, our growth opportunities may be limited.

We expect our initial acquisitions to provide us with limited research and development support and access to additional novel compounded formulations. However, we expect to continue to rely, primarily upon third parties to provide us with additional opportunities. We may seek to enter into similar arrangements with other third parties and for other formulations in the future, but only if we are able to identify attractive formulations and negotiate agreements with their owners on terms acceptable to us, which we may not be able to do. If we are unable to utilize the formulations and the relationships with pharmacists, physicians and other inventors to provide us with additional development opportunities, our growth opportunities may be limited. Moreover, we have limited resources to acquire additional potential product development assets and integrate them into our business and acquisition opportunities may involve competition among several potential purchasers, which could include large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do.

We expect that the pharmacist, physician and research consultants and advisors with whom our acquisitions have history will also provide us with significant assistance in our evaluation of product development opportunities. These third parties generally engage in other business activities and may not devote sufficient time and attention to our research and development activities. If these third parties were to terminate their relationships with us, we may be unable to find other, equally qualified consultants and advisors on commercially reasonable terms or at all, and we may have significant difficulty evaluating potential opportunities and developing and commercializing existing or any new product candidates. As a result, we face financial and operational risks and uncertainties in connection with any future product or technology acquisitions, and those we do complete may not be beneficial to us in the long term.

We may be unable to successfully develop and commercialize our proprietary formulations or any other assets we may acquire.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner any of the assets we have acquired or to which we will acquire rights in the future. We expect to pursue development and commercialization opportunities with respect to certain of these formulations and we are in the process of assessing certain of our other assets in order to determine whether to pursue their development or commercialization. In addition, we expect to consider the acquisition of additional intellectual property rights or other assets in the future. There are numerous difficulties and risks inherent in acquiring, developing and commercializing new formulations and product candidates, including the risks identified in this offering.

Once we determine to pursue a potential product candidate, we develop a commercialization strategy for the product candidate. These commercialization strategies could include, among others, marketing and selling the formulation in compounded form through compounding pharmacies, or pursuing FDA approval of the product candidate. We may incorrectly assess the risks and benefits of our commercialization options with respect to one or more formulations or technologies, and we may not pursue a successful commercialization strategy. If we are unable to successfully commercialize one or more of our proprietary formulations, our operating results would be adversely affected. Even if we are able to successfully sell one or more proprietary formulations, we may never recoup our investment. Our failure to identify and expend our resources on formulations and technologies with commercial potential and execute an effective commercialization strategy for each of our formulations would negatively impact the long-term profitability of our business.

We may participate in strategic transactions that could impact our liquidity, increase our expenses and distract our management.

From time to time we may consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur charges specific to the transaction and not incident to our operations, may increase our near and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, technologies or businesses.

As part of our efforts to complete any significant transaction, we would need to expend significant resources to conduct business, legal and financial due diligence, with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we may not realize the expected benefits of any such transaction, whether due to unidentified risks, integration difficulties, regulatory setbacks or other events, and we may incur material liabilities for the past activities of acquired businesses. If any of these events were to occur, we could be subject to significant costs and damage to our reputation and our business, results of operations and financial condition could be adversely affected.

We may need additional capital in order to continue operating our business, and such additional funds may not be available when needed, on acceptable terms, or at all.

We have not started generating cash from operations, and do not yet receive any revenues from any operations. Although we believe we have sufficient cash reserves to operate our business for at least the next 6 months, we will need significant additional capital to execute our business plan and fund our proposed business operations. Additionally, our plans for this period may change, our estimates of our operating expenses and working capital requirements could be inaccurate, we may pursue acquisitions of pharmacies or other strategic transactions that involve one-time expenditures or we may experience growth more quickly or on a larger scale than we expect, any of which may result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

We may seek to obtain additional capital through additional equity or debt financings, funding from corporate partnerships or licensing arrangements, sales or assets or other financing transactions. If additional capital is not available when necessary and on acceptable terms, we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan or we may be forced to discontinue our operations entirely. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration and licensing arrangements or sales of assets, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us. If we raise funds by incurring debt, we may be required to pay significant interest expenses and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial or operational covenants with which we must comply. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as options, convertible notes and warrants, which would adversely impact our financial results.

If we are unable to establish, train and maintain an effective sales and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We expect to build an internal sales and marketing infrastructure to implement our business plan with the development of internal sales teams and education campaigns to market our proprietary ophthalmology and urology formulations. We will need to expend significant resources to further establish and grow this internal infrastructure and properly train sales personnel with respect to regulatory compliance matters. We may also choose to engage third parties to provide sales and marketing services for us, either in place of or to supplement our internal commercialization infrastructure. We may not be able to secure sales personnel or relationships with third-party sales organizations that are adequate in number or expertise to successfully market and sell our proprietary formulations and pharmacy services. Further, any third-party organizations we may seek to engage may not be able to provide sales and marketing services in accordance with our expectations and standards, may be more expensive than we can afford or may not be available on otherwise acceptable terms or at all. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, through our own internal infrastructure or third-party services, we may be unable to sell our formulations or services or generate revenue.

We may be unable to demonstrate the safety and efficacy or obtain FDA regulatory approval to market and sell any product candidates for which we seek FDA approval.

Although our current business strategy is focused on developing and commercializing product opportunities as compounded formulations, we may choose to seek FDA regulatory approval to market and sell one or more of our assets as a FDA-approved drug. The process of obtaining FDA approval to market and sell pharmaceutical products is costly, time consuming, uncertain and subject to unanticipated delays. If we choose to pursue FDA approval for one or more product candidates, the FDA or other regulatory agencies may not approve the product candidate on a timely basis or at all. Before we could obtain FDA approval for the sale of any of our potential product candidates, we would be required to demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and efficacy of our potential product candidates. Even promising results from preclinical and early clinical studies do not accurately predict positive results in later, large-scale trials. A failure to demonstrate safety and efficacy of a product candidate to the FDA’s satisfaction would result in our failure to obtain FDA approval. Moreover, even if the FDA were to grant regulatory approval of a product candidate, the approval may be limited to specific therapeutic areas or limited with respect to its distribution, which could limit revenues, and we would be subject to extensive and costly post-approval requirements and oversight with respect to our commercialization of the product candidate.

Delays in the conduct or completion of, or the termination of, any clinical and non-clinical trials for any product candidates for which we seek FDA approval could adversely affect our business.

Clinical trials are very expensive, time consuming, unpredictable and difficult to design and implement. The results of clinical trials may be unfavorable, they may continue for several years and may take significantly longer to complete and involve significantly more costs than expected. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan with respect to any product candidate for which we seek FDA approval. The commencement and completion of clinical trials can be delayed and experience difficulties for a number of reasons, including delays and difficulties caused by circumstances over which we may have no control. For instance, approvals of the scope, design or trial site may not be obtained from the FDA and other required bodies in a timely manner or at all, agreements with acceptable terms may not be reached with clinical research organizations (CROs) to conduct the trials, a sufficient number of subjects may not be recruited and enrolled in the trials, and third-party manufacturers of the materials for use in the trials may encounter delays and problems in the manufacturing process, including failure to produce materials in sufficient quantities or of an acceptable quality to complete the trials. If we were to experience delays in the commencement or completion of, or if we were to terminate, any clinical or non-clinical trials we pursue in the future, the commercial prospects for the applicable product candidates may be limited or eliminated, which may prevent us from recouping our investment on research and development efforts for the product candidate and would have a material adverse effect on our business, results of operations, financial condition and prospects.

We will be dependent on third parties to conduct clinical trials and non-clinical studies of our formulations.

We do not expect to employ personnel or possess the facilities necessary to conduct many of the activities associated with our non-clinical research activities or any clinical programs we may pursue in the future. We have engaged, and expect to continue to engage consultants, advisors, CROs and others to design, conduct, analyze and interpret the results of studies in connection with the research and development of our products. In addition, we have in the past provided and expect to continue to provide grants to physicians and other healthcare organizations to support investigator-initiated studies of our proprietary formulations. We generally have only very limited contractual rights in connection with the conduct of any such studies. In addition, if we were to participate in clinical trials conducted under an approved investigator-sponsored NDA, correspondence and communication with the FDA pertaining to these trials would strictly be between the investigator and the FDA. The communication and information provided by the investigator may not be appropriate and accurate, which could result in reviews, audits, delays or clinical holds by the FDA that affect the timelines for these studies and potentially risk the completion of these trials. As a result, many important aspects of any studies of our proprietary formulations and clinical or non-clinical trials for any drug candidates we determine to pursue are not in our direct control.

If the third parties we engage to perform these activities fail to devote sufficient time and resources to our studies, or if their performance is substandard, it would delay the introduction of our proprietary formulations to the market or the approval of our applications to regulatory agencies. Failure of these third parties to meet their obligations could adversely affect development of our proprietary formations and product candidates and as a result could have a material adverse effect on our business, financial condition and results of operations.

Even if we successfully develop any product candidate into an FDA-approved drug, failure to comply with continuing federal and state regulations could result in the loss of approvals to market the drug.

Even if we successfully develop any product candidate into an FDA-approved drug, we would be subject to extensive continuing regulatory requirements and review, including review of adverse drug experiences and clinical results from any post-marketing tests or continued actions required as a condition of approval. The manufacturer and manufacturing facilities we would use to produce any such drug preparations would be subject to periodic review and inspection by the FDA, and we would be reliant on these third parties to maintain their manufacturing processes in compliance with FDA and all other applicable regulatory requirements. Any changes to a product that may have achieved approval, including the way it is manufactured or promoted, would often require FDA approval before the product, as modified, could be marketed. In addition, we and our contract manufacturers would be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or our contract manufacturers failed to comply with these or any other applicable regulatory requirements, a regulatory agency may, among other things, issue warning letters, impose civil or criminal penalties, suspend or withdraw regulatory approval, impose restrictions on our operations, close the facilities of our contract manufacturers, seize or detain products or require a product recall.

Regulatory review also covers a company’s activities in the promotion of its FDA-approved drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We are also required to submit information on our open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign counties.

Filing, prosecuting, defending and enforcing patents on our proprietary formulations throughout the world is extremely expensive. While we have filed five international patent applications under the Patent Cooperation Treaty, we do not currently have patent protection outside of the U.S. that covers any of our proprietary formulations or other assets that we are currently pursuing. Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection. These products may compete with ours and may not be covered by any of our patent claims or other intellectual property rights.

Even if we were to file international patent applications for any of our current or future proprietary formulations and patents were issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. A number of countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a party from infringing any of our intellectual property rights. Even if we have patents issued in these jurisdictions, our patent rights may not be sufficient to prevent generic competition or unauthorized use. Moreover, attempting to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Our proprietary formulations and technologies could potentially conflict with the rights of others.

The preparation or sale of our proprietary formulations and use of our technologies may infringe on the patent rights of others. If our products infringe or conflict with the patent or other intellectual property rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin our manufacturing and marketing of affected products. Patent litigation is costly and time consuming and may divert management’s attention and our resources. We may not have sufficient resources to bring any such actions to a successful conclusion. If we are not successful in defending against these legal actions should they arise, we may be subject to monetary liability, be forced to alter our products or cease some or all of our operations relating to the affected products, or seek to obtain a license in order to continue manufacturing and marketing the affected products, which may not available on acceptable terms or at all.

We will be dependent on our management team for the growth and development of our Company.

We currently have a single executive in place, our CEO, and expect it may be some time before a full management team is in place. The recruitment of key personnel will be critical to our success. Our CEO, CFO and other senior managers will play a primary role in creating and developing our current business model, and securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We will be highly dependent on this team for the implementation of our business plan and the future development of our assets and our business, and the loss of any key member of the senior team’s services to and leadership of our Company would likely materially adversely impact the Company. We presently do not expect to have key man insurance for our senior manager(s).

If we are unable to attract and retain key personnel and consultants, we may be unable to maintain or expand our business.

We have developed a new business model and have focused on building our management, pharmacy, research and development, sales and marketing and other personnel in order to pursue this business model. However, because of our lack of history, we may have significant difficulty attracting and retaining necessary employees. In addition, because of the specialized nature of our business, our ability to develop products and to compete will remain highly dependent, in large part, upon our ability to attract and retain qualified pharmacy, scientific, technical and commercial employees and consultants. The loss of key employees or consultants or the failure to recruit or engage new employees and consultants could have a material adverse effect on our business. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business.

Changes in the healthcare industry that are beyond our control may have an adverse impact on our business.

The healthcare industry is changing rapidly as consumers, governments, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Such changes could include changes to make the government’s Medicare and Medicaid reimbursement programs more restrictive, which could limit or curtail the potential for our proprietary formulations to obtain eligibility for reimbursement from such payors, or changes to expand the reach of HIPAA or other health privacy laws, which could make compliance with these laws more costly and burdensome. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and conceivably could have a material effect on our business, although the details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies. It is impossible to predict the final requirements of the Health Reform Law, any other changes to laws and regulations affecting the healthcare industry, or the net effect of these requirements or changes on our business, operations or financial performance.

Because of their significant ownership, some of our existing shareholders may be able to exert control over us and our significant corporate decisions.

Our executive officers and directors own or have the right to acquire approximately 85% of our shares that would be outstanding following such issuances. The sale of even a portion of these shares, or the perception that such sales may occur, would likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders.

This concentration of ownership may harm the market price of our common stock by, among other things:

●	delaying, deferring, or preventing a change in control of our Company or changes to our Board of Directors;
●	impeding a merger, consolidation, takeover, or other business combination involving our Company;
●	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could decline. Our controls over financial processes and reporting may not continue to be effective, or we may identify material weaknesses or significant deficiencies in our internal controls in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock.

As a result of the Merger, the Company issued to the former Trunity shareholders 630,304 shares of the Company’s Common Stock. The future sale or availability for sale of substantial amounts of Common Stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of the Company’s Common Stock and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

None.

ITEM 3.      LEGAL PROCEEDINGS

In December 2015 we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities. We have filed a response and counterclaims including fraud claim. We believe our counterclaim for damages will far exceed the amounts they sought to recover. We intend to vigorously defend their claims. We have recorded a liability as of December 31, 2015 based on our best estimate of the probable exposure pertaining to the claim.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “TNTY” (which was not changed as a result of the Merger). The quoted stock prices below reflects a 1 for 101 stock split that was effective January 20, 2016. There has been no material trading our stock.

The following table shows the high and low closing prices for the periods indicated:

Quarter ended	High	Low
March 31, 2016	$1.49	$1.49

Quarter ended	High	Low
March 31, 2015	$9.09	$9.09
June 30, 2015	$2.02	$2.02
September 30, 2015	$2.01	$2.02
December 31, 2015	$1.01	$1.01

Quarter ended	High	Low
March 31, 2014	$32.32	$17.17
June 30, 2014	$24.24	$15.15
September 30, 2014	$20.20	$5.05
December 31, 2014	$18.18	$5.05

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

The last sale price of our common stock as reported on the OTC Bulletin Board and OTCQB on April 15, 2016 was $1.97. As of April 15, 2016, there were 419 record holders of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

2015 Private Placements

The Company acquired 100% of the membership interests of Newco4pharmacy, LLC, a development stage business aimed at creating a nationwide network of compounding pharmacies. The consideration paid was the issuance of a newly created Series X Preferred stock which was exchanged on December 31, 2015 for 10,000,000 shares of our common stock. This represents 85% of the shares outstanding as of December 31, 2015. The Company obtained approximately $106,900 in cash from Newco4pharmacy. Funds received resulted from a Newco4pharmacy membership interest sale prior to the transaction. As a result of this transaction the Company issued Founders shares of 3,488,900 to the CEO and Founder, Stephen Keaveney and 3,988,900 to individuals and entities that were instrumental in the formation of the N4P business. The Company also issued 455,000 shares to broker-dealers and 1,353,200 to other individuals for services performed in connection with the formation of the company.

On December 31, 2015 the Company completed the restructuring and spin-out of the software educational business. During the days following the spin-out FINRA approved the measures and as a result the Company now has 11,765,000 shares outstanding, with 10,000,000 held by the former members of N4P, and 1,765,000 held by the legacy shareholders of the Company and the former educational business, including those who converted their debts into equity. Further, all the shareholders of record date as of December 18, 2015, received shares in the newly formed entity, Trunity, Inc., a Florida corporation, pro-rated to their ownership percentage as of that date.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2015, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $13,337.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2015, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $1,581.

All of the shares issued in the transactions described above were issued in private placement transactions and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving a public offering.

Purchases by Issuer and Its Affiliates

None.

ITEM 6.      SELECTED FINANCIAL DATA

This Item is not required for Smaller Reporting Companies.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Overview

We are a development stage company that intends to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, and to doctors and veterinary professionals.

Description of Pharmaceutical Compounding

Today, the vast majority of medications are mass-produced by pharmaceutical drug companies. They aim to treat a specific medical condition for a large segment of people. Problems can arise when a patient has a medical condition that can’t be treated by one of these mass-produced products. Pharmaceutical compounding (done in compounding pharmacies) is the creation of a particular pharmaceutical product prescribed by doctors to fit the unique needs of a patient that can’t be met by commercially available drugs. To do this, compounding pharmacists combine or process appropriate ingredients using various tools. This may be done for medically necessary reasons, such as to change the form of the medication from a solid pill to a liquid, to avoid a non-essential ingredient that the patient is allergic to, or to obtain the exact dose(s) needed or deemed best of particular active pharmaceutical ingredient(s). It may also be done for more optional reasons, such as adding flavors to a medication or otherwise altering taste or texture. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. Compounding pharmacies (and pharmacists) adhere to standards and regulations set by the U.S. Pharmacopeia, National Association of Boards and State Boards of Pharmacy for quality assurance and accuracy. The compounding pharmacy business has the potential to provide high margins, and allow the pharmacy to specialize is certain solutions for specific maladies, so it can target specific markets efficiently.

We intend to focus on the acquisition of compounders who have a) a large client base in the veterinary area, b) a strong set of proprietary compounding solutions, versus non-proprietary “over-the-counter” (OTC) medicine sales, and c) where the combination of incremental operations will allow cross selling of a growing line of proprietary compounds into the respective markets of each new market participant acquired.

We expect economies of scale from the consolidation of:

●	Materials procurement;

●	Compounding activities combined into larger, more efficient and higher quality facilities;

●	Expanded marketing nationwide with an emphasis on densely populated urban areas where an expanded product line may increase the profitability of each individual branch, when compared to pre-acquisition sales, and;

●	Consolidated administration and personnel functions.

Critical Accounting Policies

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the use of more significant judgments and estimates in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the assumptions used in making the accounting estimates that are reasonably likely to occur could materially impact our consolidated financial statements.

Revenue Recognition

We recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. We will began generating revenues upon the acquisition of Integrity Compounding Pharmacy in the second quarter of 2016, which include sales of certain of our proprietary compounded drug formulations and non-proprietary formulations and products.

Stock-Based Compensation

We recognize compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Income Taxes

As part of the process of preparing our consolidated financial statements, we must estimate our actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in income tax expense in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, statements of operations or cash flows in the period of the change in the estimate.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities will commence in the second quarter of 2016 and we have spun-out the prior year educational business which is presented as discontinued operations in the consolidated financial statements. This change in the nature of our operations will have and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations will include aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

Years ended December 31, 2015 and 2014

There are no continuing operating sales and related cost of sales for the year ended December 31, 2015 as the Company is implementing its business plan to acquire and develop compounding pharmacies. We plan to report revenue during the second quarter of 2016 if we close certain acquisitions of our compounding pharmacies. As a result of pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to these transactions.

Our total operating expenses for 2015 pertaining to continuing operations were $64,756 and were comprised of expenses including professional fees for legal, management and accounting fees.

There is $896 of interest expense for the year ended December 31, 2015 pertaining to continuing operations and relates to interest incurred for outstanding debentures that were not converted resulting from the spin-out.

There was a net loss for continuing operations of $65,652 for the twelve months ended December 31, 2015 resulting from the aforementioned operating expense.

A comparison has not been provided for fiscal 2014 as the financial results for fiscal 2014 are reported as discontinued operations as summarized in Note 4 to the consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of December 31, 2015, we had a working capital deficit of $519,688. Our working capital deficit is attributable to the fact that the Company began implementing its business plan of acquiring pharmaceutical compounding businesses at the end of fiscal 2015. No planned revenue activity will be reported until fiscal 2016.

Net cash used in operating activities from continuing operations was $78,715 for 2015 which primarily reflects our business development efforts that pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.

Net cash provided by financing activities for 2015 was approximately $106,900 which represents the cash that was received resulting from the transaction with Newco4pharmacy resulting from a membership interest sale.

A comparison has not been provided for fiscal 2014 as the financial results for fiscal 2014 are reported as discontinued operations as summarized in Note 4 to the consolidated financial statements.

Specific details related to our financing activities are as follows:

2015 Private Placements

We acquired 100% of the membership interests of Newco4pharmacy, LLC, an entity aimed at creating a nationwide network of compounding pharmacies. The consideration paid was the issuance of a newly created Series X Preferred stock which was exchanged on December 31, 2015 for 10,000,000 shares of our common stock. This represents 85% of the shares outstanding as of December 31, 2015. The Company obtained approximately $106,900 in cash from Newco4pharmacy. Funds received resulted from a Newco4pharmacy membership interest sale prior to the transaction. As a result of this transaction we issued Founders shares of 3,488,900 to the CEO and Founder, Stephen Keaveney and 3,988,900 to individuals and entities that were instrumental in the formation of the N4P business. We also issued 455,000 shares to broker-dealers and 1,353,200 to other individuals for services performed in connection with the formation of the company.

On December 31, 2015 we completed the restructuring and spin-out of software educational business. During the days following the spin-out FINRA approved the measures and as a result the Company now has 11,765,000 shares outstanding, with 10,000,000 held by the former members of N4P, and 1,765,000 held by the legacy shareholders and the former educational business, including those who converted their debts into equity. Further, all the shareholders of record date as of December 18, 2015, received shares in the newly formed entity, Trunity, Inc., a Florida corporation, pro-rated to their ownership percentage as of that date.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2015, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $13,337.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2015, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $1,581.

Discontinued Operations

On December 31, 2015 we completed the restructuring and spin-out of the educational business.As a result we now have 11,765,000 shares outstanding, with 10,000,000 held by the former members of N4P, and 1,765,000 held by the legacy shareholders of Trunity Holdings, Inc., including those who converted their debts into equity. Further, all the shareholders of record date as of December 18, 2015, received shares in the newly formed entity, Trunity, Inc., a Florida corporation, pro-rated to their ownership percentage as of that date. The former members of N4P did not participate in the allocation of shares in the spin out company.

Plan of Operations

We are entering the Compounding Pharmacy Industry via a roll-up of existing compounding pharmacies consolidating fragmented market. The key elements of our strategy include:

●	we intend to grow regionally, building regional distribution centers, expand sales and marketing with eventually with a national presence;
●	we intend to acquire multiple libraries of compounding formulations in the process, recognizing that: some are tailored for local needs;
●	some will have regional markets with expanded marketing;
●	some can become nationally accepted, and further “productized” solutions;
●	in all cases, we intend to drive the costs down when compared to alternatives from “big pharma”.

The human market and the vet market are both large and growing, share many of the same solutions, and are in need of lower cost solutions. We will focus on a balance between legitimate insurance related revenue streams and cash pay business. We believe the pharmacy industry, and especially compounding pharmacy, can easily be described as having multiple “flavors”. We believe the markets for both people and pets are both underserved:

●	Some sell basic OTC medications and provide “delivery only”, and most users rely on insurance reimbursement for payment;
●	Some are “value added resellers”, using OTC recognized medications, then repackaging, or using combinations, to personalize the product for the client. While vet based is a cash business, the human side is largely insurance reliant;
●	Some are like “OEM manufacturers”, like a generic drug maker, starting with basic, non-productized materials, and creating both standard and fully customized “novel” formulations for specific maladies and needs. These are more often cash clients, and this approach is well accepted in the pet area, and becoming more accepted for people as alternatives to OTC, and for cash buyers seeking lower cost;
●	We believe a mix of these can serve the need to drive costs down, and allow innovative approaches to improve patient results.

Recent Developments

Acquisition of Compounding Pharmacy Businesses and Financing

In November 2015, N4P signed a non-binding letter of intent to acquire a compounding pharmacy business in Florida. That agreement was a part of the assets acquired by us when it acquired N4P in December 2015. During the month of December, while concluding the restructuring of the Company and the spin out of the legacy business, Management also took steps to move forward with its acquisition of that pharmacy business, and began discussions with two (2) additional operations in Florida and Georgia.

On April 4, 2016 we entered into a non-binding letter of intent to acquire Integrity Compounding Pharmacy in Dunwoody, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration approximate equal to 12 months revenue, which is around $1 million, subject to a full audit. Payment will be split between the issuance of common stock valued at $500,000 a convertible note that may convert into stock at a price not less than $1.25 per share, and a short term note payable. The final allocation of each of these will be determined prior to closing, which is expected to occur in late April 2016. Mr. Casey Gaetano, age 29, its Founder and CEO, is expected to join the management team at True Nature Holding, Inc. subsequent to closing.

We are planning to build a network of compounding pharmacies with a high content of veterinary business, and high content of cash transactions, versus a model that relies exclusively on insurance reimbursements. We also entered into an investment banking agreement with Dawson James Securities, Inc., a boutique banking business with experience in the healthcare industry. Although there can be no assurance that any of these transactions will be consummated, we will be able to fund the Company for at least the first three acquisitions, depending on the cash component of the consideration provided. We expect to complete the first three transactions in the second quarter of 2016, and expect to enter into as many as four (4) additional transactions during 2016, depending on the availability of suitable transactions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

TRUE NATURE HOLDING, INC.

CONTENTS

PAGE

38	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

40	CONSOLIDATED BALANCE SHEETS

41	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

42	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

43	CONSOLIDATED STATEMENTS OF CASH FLOWS

44	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of True Nature Holding, Inc.

We have audited the accompanying consolidated balance sheet of True Nature Holding, Inc. as of December 31, 2015, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2015. True Nature Holding, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We also have audited the adjustments to the 2014 financial statements to retrospectively apply the change in presentation related to discontinued operations of Trunity Holdings, Inc., as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 financial statements of the Company other than with respect to the discontinued operations adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2014 financial statements taken as a whole.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Nature Holding, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock, Askew & Co., LLP

Norcross, Georgia

May 2, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of True Nature Holding, Inc.

  (f/k/a Trunity Holdings, Inc. and its Subsidiary)

We have audited, before the effects of the adjustments to retrospectively apply the change in presentation described in Note 4, the accompanying consolidated balance sheets of True Nature Holdings, Inc. (f/k/a Trunity Holdings, Inc. and its subsidiary) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in presentation described in Note 4, referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in presentation described in Note 4 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Hancock Askew & Co., LLP.

Ft. Lauderdale, Florida

April 15, 2015

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUE NATURE HOLDING, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$28,185	$—
Prepaid expenses - related party	17,000	—
Assets of discontinued operations	—	157,630
Total current assets	45,185	157,630

Assets of discontinued operations	—	807,017
TOTAL ASSETS	$45,185	$964,647

LIABILITIES
Current liabilities
Accounts payable	$414,463	$—
Accrued interest	14,918	2,071
Accrued liabilities	13,325	—
Debentures payable	122,167	122,167
Liabilities of discontinued operations	—	3,104,855
Total current liabilities	564,873	3,229,093

TOTAL LIABILITIES	564,873	3,229,093

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value - 10,000,000 shares authorized, none issued and outstanding as of December 31, 2015; $0.0001 par value - 50,000,000 shares authorized, none issued and outstanding as of December 31, 2014	—	—
Common stock, $0.01 par value – 500,000,000 shares authorized, 11,765,000 shares issued and outstanding at December 31, 2015; $0.0101 par value – 1,980,198 shares authorized, 542,605 shares issued and outstanding at December 31, 2014	117,650	5,480
Additional paid-in capital	3,917	14,220,267
Accumulated Other comprehensive loss	—	17,974
Accumulated deficit	(641,255)	(16,508,167)
Total Stockholders' Deficit	(519,688)	(2,264,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,185	$964,647

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,	December 31,
	2015	2014
Net Sales	$—	$—
Cost of sales	—	—
Gross Profit	—	—

Operating Expenses:
Research and development	—	—
Selling, general and administrative	64,756	—
Total operating expenses	64,756	—

Operating Loss from Continuing Operations	(64,756)	—
Interest expense, net	(896)	—
Loss From Continuing Operations before Income Taxes	(65,652)	—
Provision for income taxes	—	—
Net Loss From Continuing Operations	$(65,652)	$—

Discontinued Operations (Note 4):
Net Loss from discontinued operations, net of tax	(337,362)	(3,770,144)
Other comprehensive gain, net of tax	24,815	14,325
Comprehensive Loss from Discontinued Operations	$(312,547)	$(3,755,819)

Net Loss	$(403,014)	$(3,770,144)
Comprehensive Net Loss	$(378,199)	$(3,755,819)

Net Loss from Continuing Operations Per Share – Basic and Diluted	$(0.11)	$—
Net Loss from Discontinued Operations Per Share – Basic and Diluted	$(0.55)	$(7.56)
Net Loss Per Share – Basic and Diluted	$(0.66)	$(7.56)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	612,053	498,723

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2014	—	$—	462,355	$4,670	$12,396,356	$3,649	$(12,738,023)	$(333,348)
Sale of common stock, net of issuance costs	—	—	39,235	396	663,314	—	—	663,710
Debt beneficial conversion feature for shares and warrants	—	—	—	—	189,687	—	—	189,687
Common stock issued upon conversion of note payable, net of issuance costs	—	—	5,000	50	94,940	—	—	94,990
Shares issued for services	—	—	34,654	350	69,650	—	—	70,000
Warrants issued for services	—	—	—	—	20,752	—	—	20,752
Common stock issued for convertible note payable	—	—	1,361	14	24,736	—	—	24,750
Stock compensation period costs	—	—	—	—	450,736	—	—	450,736
Loss on debt extinguishment	—	—	—	—	310,096	—	—	310,096
Foreign currency translation gain	—	—	—	—	—	14,325	—	14,325
Net loss	—	—	—	—	—	—	(3,770,144)	(3,770,144)
Balance at December 31, 2014	—	$—	542,605	$5,480	$14,220,267	$17,974	$(16,508,167)	$(2,264,446)
Issuance of Trunity Holdings, Inc. preferred stock for acquisition of Newco4pharmacy, LLC, net of issuance costs	1,000	—	—	—	106,900	—	—	106,900
Exchange of Trunity Holdings, Inc. preferred stock for True Nature Holding, Inc. common stock	(1,000)	—	10,000,000	100,000	(100,000)	—	—	—
Common stock issued upon conversion of debenture prior to Spin-Out	—	—	87,383	883	141,631	—	—	142,514
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature prior to Spin-Out	—	—	—	—	274,122	—	—	274,122
Stock compensation expense - discontinued operations	—	—	—	—	151,708	—	—	151,708
Gain on extinguishment of debt – discontinued operations	—	—	—	—	(1,867,428)	—	—	(1,867,428)
Foreign currency translation gain – discontinued operations	—	—	—	—	—	24,815	—	24,815
Common stock issued for conversion of debt	—	—	742,098	7,421	(7,421)	—	—	—
Common stock issued for satisfaction of payables	—	—	189,305	1,893	(1,893)	—	—	—
Common stock issued to Spin-Out Company, Trunity Inc.	—	—	203,293	2,033	(2,033)	—	—	—
Shares issued and adjustments related to reverse split	—		316	(60)	60	—	—	—
Net loss from discontinued operations, net of tax	—		—	—	—	—	(337,362)	(337,362)
Spin-out adjustment	—	—	—	—	(12,915,913)	(42,789)	16,269,926	3,311,224
Stock compensation expense - continuing operations	—	—	—	—	3,917	—	—	3,917
Net loss from continuing operations	—		—	—	—	—	(65,652)	(65,652)
Balance at December 31, 2015	—	$—	11,765,000	$117,650	$3,917	$—	$(641,255)	$(519,688)

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(403,014)	$(3,770,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	337,362	3,770,144
Stock-based compensation	3,917	—
Prepaid expenses	(17,000)
Changes in operating assets and liabilities:
Accounts payable	(4,316)	—
Accrued interest and other liabilities	4,336	—
Net Cash Used in Operating Activities	(78,715)	—

Cash Flows from Financing Activities:
Proceeds received from issuance of preferred stock resulting from transaction with Newco4pharmacy	106,900	—
Net Cash Used in Financing Activities	106,900	—
Discontinued Operations:
Operating activities	(287,725)	(1,444,075)
Investing activities	(108,812)	(591,481)
Financing activities	398,838	1,237,611
Net Increase (Decrease) in Cash and Cash Equivalents for Discontinued Operations	2,301	(797,945)
Net Increase in Cash and Cash Equivalents for Continuing Operations	28,185	—
Cash, Beginning of Year	14,119	812,064
Cash to Spin-Out	(16,420)	—
Cash, End of Year	$28,185	$14,119

Non-cash Transactions:
Exchange of Trunity Holdings, Inc. preferred stock for True Nature Holding, Inc. common stock	$100,000	$—
Common stock issued upon conversion of debenture prior to spin-out	$142,514	$—
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature prior to spin-out	$274,122	$—
Stock compensation expense- discontinued operations	$151,708	$—
Gain on extinguishment of debt – discontinued operations	$(1,867,428)	$—
Foreign currency translation gain – discontinued operations	$24,815	$—
Common stock issued for conversion of debt- discontinued operations	$7,421	$100,000
Common stock issued for satisfaction of payables	$1,893	$—
Common stock issued to spin-out company, Trunity, Inc.	$2,033	$—
Shares issued and adjustments related to reverse split	$60	$—
Spin out adjustment	$16,269,926	$—
Trunity Holdings, Inc. liabilities assumed by True Nature Holding, Inc. after spin out.	$441,511	$—
Discount cost related to issuance of debentures, warrants and convertible notes	$—	$499,784
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$9,603

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Note 1 – Organization, Basis of Presentation and Nature of Operations

True Nature Holding, Inc. (the “Company”), previously known as Trunity Holdings, Inc., became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”). BTI was incorporated on July 26, 1983 to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals. Trunity Holdings, Inc. was the parent company of the prior educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders.

True Nature Holding, Inc. is a Corporation organized under the Laws of Delaware with principal offices located in Atlanta, Georgia. On December 9, 2015, the company announced a series of steps aimed at restructuring the business. In the first step, the Company entered into a Securities Exchange Agreement (the “Agreement”) with Newco4pharmacy, LLC (“N4P”), a Georgia limited liability company that was formed on November 6, 2015 for the purpose of executing a business plan for the acquisition and integration of a network of compounding pharmacy businesses. Pursuant to the terms of the Agreement, the company acquired 100% of the membership interests of N4P, certain assets and the business plan of N4P, including a letter of intent for a potential acquisition in exchange for newly authorized Series X preferred stock, which subsequently converted into 10,000,000 shares of common stock.

Additional steps in the restructuring included a) a conversion of existing debt into equity, b) a spin out of the legacy educational business into a newly formed private company with the ownership pro-rata with the ownership of Trunity as of December 18, 2015, c) a change in the equity structure that included a reverse split of 1 for 101, such that all holders of 101 shares of common stock would then have 1 share, d) modifications to the Articles of Incorporation such that the Company now has 500,000,000 shares of common stock authorized and 100,000,000 of preferred stock authorized, and e) a change in the name of Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

On December 31, 2015 the Company completed the restructuring and spin-out of educational business. Following the spin-out, as of December 31, 2015 the Company had 11,765,000 shares outstanding, with 10,000,000 held by the former members of N4P, and 1,765,000 held by the legacy shareholders of the Company, including those who converted their debts into equity. Further, all the shareholders of record date as of December 18, 2015, received shares in the newly formed entity, Trunity, Inc. (“Spin-Out”), a Florida corporation, pro-rated to their ownership percentage as of that date. The former members of N4P did not participate in the allocation of shares in the spin out company. The Company intends to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.

The accompanying consolidated financial statements include the accounts of True Nature Holding, Inc. as December 31, 2015. The accompanying consolidated financial statements include the accounts and Trunity Holdings, Inc. and its wholly-owned subsidiary Trunity, Inc., for the year ended December 31, 2014 and for the time period in fiscal 2015 up to the spin-out of Trunity, Inc. Refer to Note 4 regarding more information regarding the Spin-Out and related discontinued operations classification. All intercompany accounts have been eliminated in the consolidation.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Comprehensive Loss – Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Items included in the Company’s comprehensive loss consist of unrealized gains (losses) on securities.

Cash -All highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents.

Revenue Recognition-The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues through December 31, 2015. In fiscal 2016, the Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

 Stock-Based Compensation-We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant.

Convertible Instruments-The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Common Stock Purchase Warrants-The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Stockholders’ Equity-Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share and per share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 101 reverse stock split that occurred in January 2016.

Per Share Data-Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2015, the Company had 78,462 warrants, 67,879 options, 6,922 potential shares which may be issued resulting from the provisions of convertible notes, respectively. As of December 31, 2014, the Company had 171,369 warrants, 67,434 options, 168,869 potential shares which may be issued resulting from the provisions of convertible notes, respectively.

Income Taxes- The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company does not have any material unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income or loss. The Company does not have any interest and penalties accrued. The Company is generally no longer subject to U.S. federal, state, and local income tax examinations for the years before 2012.

Business Combinations- The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

●	discount rates utilized in valuation estimates.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated financial position, statements of operations or cash flows in the period of the change in the estimate.

Impairment of Long-Lived Assets-Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. No impairment losses have been realized for the periods presented.

Financial Instruments and Fair Values-the fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

Level 1 – inputs include exchange quoted prices for identical instruments and are the most observable.

Level 2 – inputs include brokered and/or quoted prices for similar assets and observable inputs such as interest rates.

Level 3 – inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significant in measuring fair value are reflected in our hierarchy assessment. The carrying amount of cash, prepaid assets, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. Because cash and cash equivalents are readily liquidated, management classifies these values as Level 1. The fair value of the debentures, approximate their book value as the instruments are short-term in nature and contain market rates of interest. Because there is no ready market or observable transactions, management classifies the debentures as Level 3.

Recently Issued Accounting Standards-In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which relates to the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted and will only result in a change in presentation of the costs on the balance sheet.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The adoption of this guidance will only result in a change in the presentation of deferred taxes on the balance sheet.

Note 3 – Newco4pharmacy Transaction

On December 9, 2015, Trunity Holdings, Inc. acquired 100% of the membership interests of Newco4pharmacy, LLC. The consideration paid was the issuance of a newly created Series X Preferred stock which was exchanged on December 31, 2015 for 10,000,000 shares of the Company’s common stock. The $106,900 fair value of the preferred stock issued and common stock exchanged approximated the fair value of the assets acquired from Newco4pharmacy, LLC which consisted of cash. Acquisition costs were nominal pertaining to the transaction.

Note 4 – Spin-Out and Discontinued Operations

On December 31, 2015, the Company completed the restructuring and spin-out of software educational business, resulting in True Nature Holding, Inc. becoming purely focused on acquiring a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. The results of the operations associated with the Spin-Out company and Trunity Holdings, Inc., qualifies as discontinued operations.

The results of operations associated with discontinued operations were as follows:

	For the Year Ended
	December 31,	December 31,
	2015	2014
Net Sales	$464,786	$227,655
Cost of sales	220,228	172,966
Gross Profit	244,558	54,689

Operating Expenses:
Research and development	734,985	892,092
Selling, general and administrative	938,799	2,235,012
Total operating expenses	1,673,784	3,127,104

Operating Loss from Discontinued Operations	(1,429,226)	(3,072,415)

Other Expense:
Interest expense, net	(775,564)	(381,941)
Disposal on fixed assets	—	(5,692)
Gain (Loss) on debt extinguishment	1,867,428	(310,096)

Net Loss from Discontinued Operations	$(337,362)	$(3,770,144)

Other Comprehensive Gain Net of Tax:
Foreign currency translation adjustments	24,815	14,325
Comprehensive Loss from Discontinued Operations	$(312,547)	$(3,755,819)

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

The following table presents the carrying value of the major categories of assets and liabilities of discontinued operations reflected on the Company’s consolidated balance sheet as of December 31, 2014:

2014

Cash and cash equivalents	$14,119
Accounts receivable	3,020
Prepaid expenses and other current assets	104,592
Debt issuance costs	35,899
Property and equipment, net	19,716
Capitalized software development costs, net	774,406
Other assets	12,895
ASSETS OF DISCONTINUED OPERATIONS	$964,647

Accounts payable	$984,841
Accrued interest and other liabilities	300,297
Debentures carrying value	1,334,996
Convertible note payable	115,463
Deferred revenue	324,169
Convertible promissory notes	45,089
TOTAL LIABILITIES	$3,104,855

Note 5 – Related Party Transactions

The Company’s Chairman of the Board, CEO and CFO, Stephen Keaveney has a consulting agreement in the amount of $10,000 per month for professional fees. Mr. Keaveney was paid $10,000 in 2015. Mr. William Ross, board member for 2015, purchased 40,000 shares at $0.13 per share in exchange for $5,000 of consideration. A shareholder of the Company has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $27,000 in 2015. $17,000 has been classified as a prepaid asset as of December 31, 2015 in the consolidated balance sheets.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Note 6 – Debt

August 2014 Convertible Debentures (Series C)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures and is recorded as debt extinguishment costs within discontinued operations. As of December 31, 2015, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $13,337. As of December 31, 2014, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $1,847.

November 2014 Convertible Debentures (Series D)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,334 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures and is recorded as debt extinguishment costs within discontinued operations. As of December 31, 2015, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $1,581. As of December 31, 2014, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $224.

Note 7 – Stockholders’ Deficit

Common Share Issuance - The Company acquired 100% of the membership interests of Newco4pharmacy, LLC. The consideration paid was the issuance of a newly created Series X Preferred stock which was exchanged on December 31, 2015 for 10,000,000 shares of our common stock. The Company obtained approximately $106,900 in cash from Newco4pharmacy. As a result of this transaction, the Company issued shares of 3,488,900 to the CEO and Founder, Stephen Keaveney and 5,797,100 to various individuals and entities that were instrumental in the formation of the N4P business.

Spin-out Transaction – On December 31, 2015 the Company completed the restructuring and spin-out of software educational business. As a result the Company as of December 31, 2015 has 11,765,000 shares outstanding, with 10,000,000 held by the former members of N4P, and 1,765,000 held by the legacy shareholders of the Company and the former educational business, including those who converted their debts into equity. Further, all the shareholders of record date as of December 18, 2015, received shares in the newly formed entity, Trunity, Inc., a Florida corporation, pro-rated to their ownership percentage as of that date. As a result of the restructuring and spin-out, the Company recorded an entry to adjust the capital stock resulting from the spin-out of all the assets and certain liabilities related to the continuing operations of, Trunity, Inc. the educational software business.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Note 8 – Stock-Based Compensation

The Company has two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of December 31, 2015 there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of December 31, 2015, there were 45,673 shares available for future awards under this plan.

In addition, there are approximately 24,753 in options outstanding that were issued to a former CEO of the Company in fiscal 2014. These options issued are outside of the 2009 and 2012 Plans.

During the years ended December 31, 2015, the Company granted 1,683 options to acquire shares of common stock to employees, directors or consultants. The grant-date fair value of options is estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted during the twelve months ended December 30, 2015 was $2.08 and was determined using the following assumptions: expected price volatility ranging between 44.9% to 50.1%, risk-free interest rate ranging from 1.60% to 2.20%, zero expected dividend yield, and six to ten years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding.

The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of December 31, 2015, there was approximately $12,550 of total unrecognized stock compensation expense, related to unvested stock options under the Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of less than one year. The Company recorded $3,917 in stock compensation expense to continuing operations within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss pertaining to the vesting of options in fiscal 2015.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2013	82,336	$42,42	9.09	—
Granted	13,159	21.21	9.11	—
Cancelled	(28,061)	46.46	—	—
Outstanding at December 31, 2014	67,434	$26.26	8.11	—
Granted	1,683	2.08	9.18	—
Cancelled	(1,238)	18.79	—	—

Outstanding at December 31, 2015	67,879	$21.40	7.17	—

Exercisable at December 31, 2015	66,270	$36.70	6.79	—

Note 9 – Warrants to Purchase Common Stock

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized.

During the twelve months ended December 31, 2015, the Company issued, in connection with the restructuring of debentures and private placement offerings for the sale of common stock, warrants to purchase 5,233 shares of the Company’s common stock at exercise prices ranging of $15.15 to $90.90 per share. All warrants outstanding as of December 31, 2015 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2013	103,823	$101	1.36
Granted	70,753	29.29	4.41
Expired	(3,207)	303	—
Outstanding at December 31, 2014	171,369	$70.70	2.04
Granted	5,233	16.36	2.67
Expired	(98,140)	100.81	—

Outstanding at December 31, 2015	78,462	$29.55	3.43

Exercisable at December 31, 2015	78,462	$29.55	3.43

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets are as follows:

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

As of December 31,
2015
Tax Deferred Asset:
Net operating loss carryforward	$238,784
Deferred Tax Assets	$238,784
Valuation Allowance	(238,784)
Total Net Deferred Tax Asset	$—

As of December 31, 2015, the Company has net deferred tax assets of $629,042 (tax effected $238,784). Due to losses reported and considering the Company’s limited operating history and uncertainty of achieving significant profits to fully realize the deferred tax assets, the Company has recorded a full valuation allowance against the deferred tax assets.

The Company has federal operating losses carried forward of $629,042 that can be carried forward for twenty years due to the spin-out and restructuring plan. The operating losses will begin to expire in 2036. The Company’s ability to utilize the net operating losses is contingent on generating sufficient future taxable income prior to their expiration.

In 2015, the Company had a change in ownership and name. The prior year annual financial statement showing deferred tax assets of $15.5 million ($6.1 million tax effected) was comprised of the activity of a subsidiary of Trunity Holdings, Inc., Trunity, Inc. Trunity, Inc. underwent a change in ownership when the Newco4pharmacy, LLC merged into Trunity Holdings, Inc. After the merger the subsidiary’s assets, liabilities and operations were part of a spin out to the private company and the deferred tax assets and net operating losses (excluding the net operating losses pertaining to the liabilities assumed by the Company) followed the spin out. True Nature Holding, Inc. is not continuing the education software and systems business or utilizing any of the subsidiary’s assets going forward and therefore does not receive the tax benefit previously reported related to net operating losses that were created from debt not assumed.

Note 11 – Commitments and Contingencies

Legal

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No.. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division – This action was filed on December 16, 2015 by the National Council for Science and the Environment, Inc. (“NCSE”) in the state court in the District of Columbia against Trunity Holdings, Inc. (“Trunity”) and alleges claims for Breach of Contract. Acknowledgement of Indebtedness and Settlement Agreement and Quantum Meruit arising out of an agreement entered into between NCSE and Trunity in 2014. The Complaint seeks damages in the amount of $177,270, inclusive of attorney’s fees, costs and accrued interest, continuing interest in the amount of 12% per annum and attorney’s fees and costs of collection relating to the case. The Company in its answer on January 27, 2016, denied the material allegations made by NCSE, asserted a number of affirmative defenses and filed a counterclaim alleging claims for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and unjust enrichment. In its counterclaim, the Company will seek actual and compensatory damages against NCSE that it believes exceed the amount sought by NCSE on its claims, pre-judgment interest, punitive damages and all costs and expenses, including attorney’s fees, incurred by the Company in bringing its claims against NCSE.

On February 19, 2016, NCSE filed a motion to dismiss the counterclaim, and the Company has filed its brief in the opposition to that motion. A hearing is scheduled in second quarter 2016 on the motion. No discovery has been conducted by the parties yet, and no trial date has been set by the court. We have recorded a liability as of December 31, 2015 based on our best estimate of the probable exposure pertaining to the claim.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

December 31, 2015

Note 12 – Financial Condition and Going Concern

As of December 31, 2015, the Company had cash on hand of $28,185 and liabilities of $564,873 and has incurred a loss from operations. True Nature Holding’s planned principal operations pertain to the business development and acquisition of pharmaceutical compounding companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

Note 13 – Subsequent Events

On April 4, 2016 the Company entered into a non-binding letter of intent to acquire Integrity Compounding Pharmacy in Dunwoody, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration, approximating 12 months of revenue, and is estimated at $1 million. Consideration will be paid in a combination of the issuance of common stock, a convertible note that may convert into stock at a price not less than $1.25 per share, and a short term note payable. The final allocation of each of these will be determined prior to closing, which is expected to occur in second quarter 2016. Mr. Casey Gaetano, age 29, Founder and CEO, will join the management team at the Company at closing.

On April 11, 2016 the Board of Directors elected Mr. James Driscoll, age 54, to the Board of Directors. Mr. Driscoll is currently CEO of Channel Terminals, LLC, a crude oil liquids terminals and refinery based in Houston, Texas. Mr. Driscoll is also a member of the Board of Directors at Double Zero Recycling LLC as well as an Advisory Board Member at HealPros LLC, a diabetic retinal imaging business, and Funding University LLC, an early stage online peer to peer lending business targeted on secondary education. Previously he was President of Method Holdings, LLC, from 2011 until late 2013. Between 2006 and 2011, Mr. Driscoll was a Senior Partner with private equity firm 1848 Capital Partners LLC. From 2009 to 2010, he was COO and Executive Vice President of CareDynamix LLC, a healthcare business focused on provision of onsite vaccination services around the US. In addition, Mr. Driscoll has over 14 years of experience at various senior positions in the power generation and transportation industries in varied locations around the world. He began his professional career as a trader in New York City. He has an MBA from Harvard University (1991) and a BA in English Literature from Bowdoin College (1984).

On April 11, 2016, Dr. William Ross, age 70, advised the Company that he desired to resign from the Board of Directors, as he intends to retire from all business activities. There were no disagreements, or conflicts with the Board and Dr. Ross.

During the first quarter of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of Common Stock to accredited investors in private placement transactions at a price of $0.50 per share. There were no issuance and commission costs incurred pertaining to the raise.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2016, the Board of Directors (the “Board”) of the Company approved the engagement of Hancock Askew & Co., LLP as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements as of and for the year ending December 31, 2015. This selection resulted in the dismissal by the Board of Marcum LLP (“Marcum”), which had served in that role for an interim period, from May 18, 2015 until January 18, 2016. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Marcum.

There were (i) no “disagreements” as that term is defined in item 304(a)(1)(iv) of Regulation S-K, between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of item 304(a)(1)(v) of Regulation S-K during this interim period. Marcum did not provide any reports on the Company’s financial statements for this interim period.

As previously disclosed in the Company’s SEC Form 8-K filed on April 21, 2015, the Company was informed by its independent registered public accounting firm at the time, Cherry Bekaert LLP (“CB”) that CB decided not to stand for reappointment as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015.

During the fiscal years ended December 31, 2013 and December 31, 2014, there were (i) no “disagreements” as that term is defined in item 304(a)(1)(iv) of Regulation S-K, between the Company and CB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to CB’s satisfaction, would have caused CB to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period. CB’s reports on the Company’s financial statements for 2013 and 2014 did not contain any adverse opinion or disclaimer of opinion, nor was either report qualified or modified as to uncertainty, audit scope, or accounting principles. The change in the Company’s auditors was not recommended or approved by the Company’s audit committee.

As noted above, on January 19, 2016, the Board approved the engagement of Hancock Askew & Co., LLP as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements as of and for the year ending December 31, 2015. During the two fiscal years ended December 31, 2014 and 2013 and from January 1, 2015 through January 19, 2016, neither the Company nor (to the Company’s knowledge) anyone acting on behalf of the Company consulted with Hancock Askew & Co., LLP regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject matter of a “disagreement,” as described in Item 304(a)(1) of Regulation S-K, or a “reportable event.”

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer, who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

We intend to initiate measures to remediate the identified material weakness including, but not necessarily limited to, increasing the resources on the financial and accounting team to improve segregation of duties. Additional resources will be added as deemed necessary dependent on the future growth of the Company.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. During 2015, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position
Stephen Keaveney	52	Chief Executive Officer, Chairman of the Board

Jeff Cosman	45	Director

James Driscoll	54	Director

Stephen Keaveney – Chief Executive Officer and Chairman of the Board

Mr. Keaveney is a career executive working in entrepreneurial organizations experiencing high growth or change. From August 2014 to present, Mr. Keaveney was the Chief Financial Officer of Connectivity Wireless. From March 2013 to April 2014, Mr. Keaveney was CFO of Innotrac Corporation, a $125 million rapidly growing ecommerce fulfillment business (NASDAQ: INOC). While at Innotrac, Mr. Keaveney helped engineer the $114 million take private leveraged buy-out. Prior to that, from September 2010 to March 2013, Mr. Keaveney was the Chief Financial Officer of BeavEx, Inc., a $300 million Logistics business, with 5,000 drivers in 100 locations serving 47 states. While there, Mr. Keaveney led a restructuring of the business changing IT strategy, bonus structures, financial reporting and budgeting to increase EBITDA from $4M to $10M EBITDA. BeavEx achieved a successful exit for the founder selling to a private equity buyer. Mr. Keaveney secured $45M of debt financing and completed four acquisitions growing revenue by 50%.

 He began his career working in his family cable television business. He worked with Deloitte in NYC and earned a CPA and MBA. Spending 16 years of his career in Europe, Keaveney was one of the Founders of Cable Management Ireland (CMI). CMI rolled up 28 cable television businesses and exited through a successful trade sale to Liberty Media for $100 million after 10 years of building the business. CMI employed 150 people, was backed by Advent International.

Mr. Keaveney was a founder of eTel Group, a private equity backed rollup that acquired 13 telecom businesses in Eastern Europe and exited through a trade sale to Telecom Austria for $130 million. Mr. Keaveney managed the fundraising of $175 million of equity for Airtricity, a successful European renewable energy business, which exited through a trade sale to SSE and Eon for $4.2 billion. He resides in Atlanta and holds an MBA in Finance from Pepperdine University (1989), a BA in Accounting from Villanova University (1986) and is a Certified Public Accountant (CPA) in the State of Pennsylvania.

Jeff S. Cosman, Director

 Mr. Cosman joined the Board on December 9, 2015. He has more than 10 years experience in the solid waste industry from local operations up to corporate accounting and finance.

From December 2010 to May 2015, Mr. Cosman was the Founder of Legacy Waste Solutions, LLC. From May 2014 to Present, Mr. Cosman is the CEO and Chairman of Meridian Waste Management, (Ticker: MRDN). Mr. Cosman has a history of entrepreneurial adventures starting with Market Street Capital, JC Waste Solutions, Legacy Waste Solutions and Dynamic Molecular Solutions. In 2010, Mr. Cosman began formally working on creating mobile apps with the development of cConnects.

Mr. Cosman holds a B.B.A. in Managerial Finance and Banking & Finance, as well as a Bachelors of Accountancy from the University of Mississippi. Mr. Cosman was drafted by the New York Mets and played professional baseball in the minor leagues from 1993-1996. From February 1997 to February 1999, Jeff Cosman played an active role in the consolidation efforts when Republic Services acquired 168 companies in 30 months, going from $500MM in Revenue to over $2.1BN.

James Driscoll, Director

Mr. Driscoll joined the Board on April 15, 2016. He is an experienced sentor manager with extensive merger and acquisition history, as well as investment banking. He is currently CEO of Channel Terminals, LLC, which is involved in the oil industry serving international markets. He is also a member of the Board of Directors at Double Zero Recycling. He is an advisor to a number of companies including Funding University a peer-to-peer online lending platform for secondary education, HealPros, a health care logistics for health plans and health systems through a fully outsourced model of delivery. Previously he was President of Method Holdings, LLC from June 2011 until October 2013. Prior to that he was a Senior Partner with 1848 Capital Partner from January 2006 until June 2011, a mid-market private equity/growth capital firm where both operating and transaction experience were required.

He has an MBA from Harvard University in 1991, and a BA from Bowdoin College in 1984.

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

Committees

Our Audit Committee consists of Messrs. Cosman and Driscoll, with Mr. Driscoll elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Cosman and Driscoll are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ and NYSE.

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

Our Compensation/Stock Option Committee consists of Messrs. Cosman and Driscoll, with Mr. Cosman elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NYSE MKT. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation/Stock Option Committee.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2015, the Board of Directors held 6 telephonic meetings and no in person meetings. Each regular and telephonic meeting was attended by all of a majority of the Board members.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2015.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

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

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the compensation of the Company’s current Chief Executive Officers and other executive officers serving as such whose annual compensation exceeded $40,000, for services in all capacities to the Company in 2015, except as otherwise indicated. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 8 of the Notes to Consolidated Financial Statements appearing earlier in this report.

Summary of Executive Compensation Chart

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)	Total Compensation ($)
Stephen Keaveney CEO and CFO	2015	$10,000	—	$34,889	—	—	$44,889

Executive Employment, Termination and Change of Control Arrangements

We do not have any employment contracts for our executive officers; however the compensation committee of our board of directors is reviewing our executive compensation structure, and we intend to implement employment contracts for our executive officers in 2016.

Outstanding Equity Awards at December 31, 2015. The following table sets forth the outstanding stock options held by our named executive officers and directors as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercisee Price ($)		Option Expiration Date
Richard Davis	495	(1)	—	(1)	—	1.01	(1)	08/11/2024
Ivan Berkowitz	2,475	(2)	—	(2)	—	1.01	(2)	11/21/2023

(1) These options vest over a one-year period with 41.25 vesting each month from August 12, 2014 through August 11, 2015. Both the amount of options and exercise strike price has been revised to reflect the 1 from 101 reverse stock split to $1.01.

(2) These options vest over a two-year period with 103 vesting each month from November 22, 2013 through November 21, 2015. These options initially had an exercise price of $0.30 that has been subsequently modified to $0.11 based on the market stock price as of August 12, 2014. Both the amount of options and exercise strike price has been revised to reflect the 1 to 101 reverse stock split to $1.01.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution or other deferred compensation plans to our executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2015, information relating to the compensation of each director who served on our board of directors during the fiscal year and who was not a named executive officer.

Director Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Ross	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeff Cosman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James Driscoll	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 13, 2015 regarding the beneficial ownership of our common stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. At April 15, 2016, we had 11,765,000 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares Owned	Percent of Class
Stephen Keaveney, 1355 Peachtree Street, Suite 1150, Atlanta, GA 30309	3,488,900	29.7%

Foundation For Innovation In Education Inc., 1355 Peachtree Street, Suite 1150, Atlanta, GA 30309 Holladay, Utah 84117	2,931,564	24.9%

Executive Officers and Directors

Stephen Keaveney, Chairman, CEO and CFO	3,488,900	29.7%

William L. Ross, Director	40,000	0.0%

James Driscoll, Director	100,000	0.0%

All Directors and Executive Officers as a group (3 persons)	3,588,900	29.7%

Equity Compensation Plan Information

We have two plans under which stock options are currently outstanding or pursuant to which stock options may be granted: the 2009 Employee, Director and Consultant Stock Option Plan, and the 2012 Employee, Director and Consultant Stock Option Plan. The terms of each plan are substantially the same.

Options granted under each plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options. Under the terms of both plans, stock options typically vest over a three-year period and have a life of 10 years from the date granted. We have the right to accelerate the option vesting of certain employees who terminated their employment subsequent to issuance, but agree to work in a consulting capacity. Both plans have been modified to reflect the new option pool per the 101 to 1 stock split as a result of the restructuring.

The following table provides information regarding the shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2015	Options Outstanding at December 31, 2015	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2009 Plan	August 1, 2019	18,152	(248)	14,542	$6.20	3,610	(1)
2012 Plan	October 2, 2022	74,257	693	28,584	$7.42	45,673	(2)

(1) As of December 31, 2015, there were 2,892 shares outstanding that were issued out of the 2009 Stock Plan as non-qualified options.

(2) As of December 31, 2015, there were 14,525 shares outstanding that were issued out of the 2012 Stock Plan as non-qualified options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Chairman of the Board, CEO and CFO, Stephen Keaveney has a consulting agreement in the amount of $10,000 per month for professional fees. Mr. Keaveney was paid $10,000 in 2015. Mr. William Ross, board member for 2015, purchased 40,000 shares at $0.13 per share in exchange for $5,000 of consideration. A shareholder of the Company has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $27,000 in 2015.

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

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined that our independent directors are Jeff S. Cosman and James Driscoll.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Hancock Askew & Co., LLP, the Company’s current principal accounting firm for the audit of the Company’s annual financial statements for 2015, and Marcum, LLP for the review of the quarterly financial statements for 2015. Cherry Bekaert, LLP (“CB”), performed the Company’s audit of the Company’s annual financial statements for 2014 and review of the quarterly financial statements for 2014.

	2015	2014
Audit fees	$87,901	$66,990
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$87,901	$66,990

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

In accordance with existing requirements of the Sarbanes-Oxley Act, the Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next Board meeting. The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the entire Board of Directors. This includes audit services, audit-related services, tax services and other services. All of the fees listed above have been approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation of Trunity Holdings, Inc. dated as of January 18, 2012 (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

3.2	Certificate of Ownership and Merger dated as of January 24, 2012, between Trunity Holdings, Inc. and Brain Tree International, Inc. (incorporated herein by reference to Exhibit 3.3 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

3.3	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated as of December 9, 2015 (incorporated by reference to Exhibit 3.1 as part of the Company’s Form 8-K dated December 15, 2015 (Commission File No. 000-53601)

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated as of December 24, 2015 (incorporated by reference to Exhibit 3.1(I) as part of the Company’s Form 8-K dated January 6, 2016 (Commission File No. 000-53601)

3.5	Bylaws of Trunity Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

10.1	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.(incorporated by reference to Exhibit 10.1 as part of the Company’s Form 8-K dated January 6, 2016 (Commission File No. 000-53601))

10.2	Securities Exchange Agreement dated as of December 9, 2015 by and among Trunity Holdings, Inc. and the Members of Newco4Pharmacy, LLC (incorporated by reference to Exhibit 10.1 as part of the Company’s Form 8-K dated December 15, 2015 (Commission File No. 000-53601))

10.3	Consulting Agreement dated as of December 1, 2015 by and between Trunity Holdings, Inc. and Stephen Keaveney (incorporated by reference to Exhibit 10.2 as part of the Company’s Form 8-K dated December 15, 2015 (Commission File No. 000-53601))

10.4	Securities Purchase Agreement dated as of November 5, 2014 by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.15 as part of the Company’s Form 10-Q for the quarter ending September 30, 2014 (Commission File No. 000-53601))

10.5	Trunity Holdings, Inc. Non-Qualified Stock Option Agreement dated as of December 13, 2013 by and between Arol Buntzman and Trunity Holdings, Inc. (incorporated by reference to Exhibit 10.14 as part of the Company’s Form 10-K for the year ending December 31, 2013 (Commission File No. 000-53601))

10.6	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of June 5, 2013 by and between Pan-African Investment Company and Trunity Holdings, Inc. (incorporated by reference to Exhibit 10.13 as part of the Company’s Form 10-K for the year ending December 31, 2013 (Commission File No. 000-53601))

10.7	Indemnification Agreement dated May 30, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.8	Voting Agreement dated June 5, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC (incorporated by reference to Exhibit C as part of the Company’s Schedule 13D dated July 25, 2013 (Commission File No. 000-53601))

10.9	Voting Agreement dated May 30, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC (incorporated by reference to Exhibit 10.11 as part of the Company’s Form 10-K for the year ending December 31, 2013 (Commission File No. 000-53601))

10.10	Investors Rights Agreement dated May 30, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.10 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.11	Investors Rights Agreement dated June 5, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit D filed as part of the Company’s Schedule 13D dated July 25, 2013 (Commission File No. 000-53601)).

10.12	Subscription Agreement dated May 28, 2013 between the Company and Pan African Investment Company (incorporated herein by reference to Exhibit 10.9 filed as part of the Company’s Form 10-K for the year ended December 31, 2013 (Commission File No. 000-53601)).

10.13	Form of Indemnification Agreement between Trunity and its Directors (incorporated herein by reference to Exhibit 10.8 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000- 53601)).

10.14	License Agreement dated as of March 20, 2013, between Trunity and Educom Ltd. (incorporated herein by reference to Exhibit 10.7 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.15	Share Purchase Agreement dated as of March 20, 2013, between Trunity and InnSoluTech LLP (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.16	Investment Project Contract dated as of March 20, 2013, among Trunity, InnSoluTech LLP and Educom Ltd. (incorporated herein by reference to Exhibit 10.5 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.17	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

10.18	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc. (incorporated herein by reference to Exhibit 10.5 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

10.19	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc. (incorporated herein by reference to Exhibit 10.3 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

10.20	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 8-K dated January 24, 2012 (Commission File No. 000-53601)).

14	Code of Ethics (incorporated herein by reference to Exhibit 14 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: May 2, 2016	By:	/s/ Stephen Keaveney
Stephen Keaveney Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stephen Keaveney	May 2, 2016
Stephen Keaveney
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

/s/ Jeff S. Cosman	May 2 , 2016
Jeff S. Cosman
Director

/s/ James Driscoll	May 2, 2016
James Driscoll
Director