Form 10-Q
period 2016-03-31
True Nature Holding, Inc.
filed 2016-05-20
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐	LARGE ACCELERATED FILER	☐	ACCELERATED FILER

☐	NON-ACCELERATED FILER	☒	SMALLER REPORTING COMPANY

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES  ☐   NO  ☒

As of May 19, 2016, 12,500,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUE NATURE HOLDING, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TRUE NATURE HOLDING, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,881	$28,185
Prepaid expenses	11,348	—
Prepaid expenses - related party	4,250	17,000
Total current assets	33,479	45,185

TOTAL ASSETS	$33,479	$45,185

LIABILITIES
Current liabilities
Accounts payable	$471,201	$414,463
Accrued interest	18,812	14,918
Accrued liabilities	63,465	13,325
Convertible note payable, net of discount	29,598	—
Debentures payable	122,167	122,167
Total current liabilities	705,243	564,873

TOTAL LIABILITIES	705,243	564,873

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value - 10,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value – 500,000,000 shares authorized, 12,400,000 shares issued and outstanding at March 31, 2016; $0.01 par value – 500,000,000 shares authorized, 11,765,000 shares issued and outstanding at December 31, 2015	124,000	117,650
Additional paid-in capital	684,078	3,917
Accumulated deficit	(1,479,842)	(641,255)
Total Stockholders’ Deficit	(671,764)	(519,688)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,479	$45,185

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Net Sales	$—	$—
Cost of sales	—	—
Gross Profit	—	—

Operating Expenses:
Research and development	—	—
Selling, general and administrative	832,369	—
Total operating expenses	832,369	—

Operating Loss from Continuing Operations	(832,369)	—
Interest expense, net	(6,218)	—
Loss From Continuing Operations before Income Taxes	(838,587)	—
Provision for income taxes	—	—
Net Loss From Continuing Operations	$(838,587)	$—

Discontinued Operations (Note 4):
Net Loss from discontinued operations, net of tax	—	(622,470)
Other comprehensive loss, net of tax	—	(1,275)
Comprehensive Loss from Discontinued Operations	$—	$(623,745)

Net Loss	$(838,587)	$(622,470)
Comprehensive Net Loss	$(838,587)	$(623,745)

Net Loss from Continuing Operations Per Share – Basic and Diluted	$(0.07)	$—
Net Loss from Discontinued Operations Per Share – Basic and Diluted	$—	$(1.15)
Net Loss Per Share – Basic and Diluted	$(0.07)	$(1.15)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	12,057,500	542,605

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2015	11,765,000	$117,650	$3,917	$(641,255)	$(519,688)
Sale of common stock, net of issuance cost	120,000	1,200	52,800	—	54,000
Shares issued to board members and consultants	500,000	5,000	582,500		587,500
Common stock issued for convertible note payable	15,000	150	16,213	—	16,363
Discount related to issuance of note payable and allocated fair value to beneficial conversion feature	—	—	16,364	—	16,364
Stock compensation expense	—	—	12,284	—	12,284
Net loss	—	—	—	(838,587)	(838,587)
Balance at March 31, 2016	12,400,000	$124,000	$684,078	$(1,479,842)	$(671,764)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(838,587)	$(622,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	622,470
Stock-based compensation	12,284	—
Accretion for debt discounts, warrants and issuance costs	2,325	—
Shares issued for board of director compensation	290,000	—
Shares issued for consulting services	297,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(11,348)	—
Prepaid expenses – related party	12,750	—
Accounts payable	56,738	—
Accrued interest and other liabilities	54,034	—
Net Cash Used in Operating Activities	$(124,304)	$—

Cash Flows from Financing Activities:
Proceeds from issuance of convertible note payable	60,000	—
Sale of common stock, net of issuance costs	54,000	—
Net Cash Provided by Financing Activities	$114,000	$—
Discontinued Operations:
Operating activities	—	(154,051)
Investing activities	—	(47,681)
Financing activities	—	204,137
Net Increase in Cash and Cash Equivalents for Discontinued Operations	—	2,405
Net Decrease in Cash and Cash Equivalents for Continuing Operations	(10,304)	—
Cash, Beginning of Period	28,185	14,119
Cash, End of Period	$17,881	$16,524

Non-cash Financing Transactions:
Discount cost related to issuance of convertible note payable	$32,577	$202,916

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

True Nature Holding, Inc. (the “Company”), previously known as Trunity Holdings, Inc., became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”). Trunity Holdings, Inc. was the parent company of the prior educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders. On December 31, 2015, the Company completed the restructuring and spin-out of the educational business.

True Nature Holding, Inc. intends to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In addition, refer to Note 4 regarding the spin-out of the educational business and related discontinued operations classification pertaining to the fiscal 2015 period. Common stock share and per share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 101 reverse stock split that occurred in January 2016.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Per Share Data - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2016, the Company had 78,462 warrants, 67,879 options, 7,105 potential shares which may be issued resulting from the provisions of convertible notes, respectively. As of March 31, 2015, the Company had 166,415 warrants, 68,473 options, 223,223 potential shares which may be issued resulting from the provisions of convertible notes, respectively.

Recently Issued Accounting Standards-In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s consolidated balance sheets and results of operations due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s cash flows.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses certain aspects of accounting for share-based payment award transactions. This guidance will be effective in the first quarter of fiscal year 2017 and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Note 3 – Financial Condition and Going Concern

As of March 31, 2016, the Company had cash on hand of $17,881 and current liabilities of $705,243 and has incurred a loss from operations. True Nature Holding’s planned principal operations pertain to the business development and acquisition of pharmaceutical compounding companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Note 4 – Spin-Out and Discontinued Operations

On December 31, 2015, the Company completed the restructuring and spin-out of software educational business, resulting in True Nature Holding, Inc. becoming purely focused on acquiring a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. The results of the operations associated with the spin-out company and Trunity Holdings, Inc., qualifies as discontinued operations as of and for the three month period ended March 31, 2015.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

The results of operations associated with discontinued operations were as follows:

March 31,
2015
Net Sales	$118,679
Cost of sales	62,128
Gross Profit	56,551

Operating Expenses:
Research and development	194,699
Selling, general and administrative	252,266
Total operating expenses	446,965

Operating Loss from Discontinued Operations	(390,414)

Other Expense:
Interest expense, net	(232,056)

Net Loss from Discontinued Operations	$(622,470)
Other Comprehensive Loss Net of Tax:
Foreign currency translation adjustments	(1,275)
Comprehensive Loss from Discontinued Operations	$(623,745)

Our educational business was fully disposed of in December 2015.  As a result, there were no assets or liabilities of discontinued operations as of 12/31/2015 or 3/31/2016.

Note 5 – Related Party Transactions

The Company’s Chairman of the Board, CEO and CFO, Stephen Keaveney has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $16,000 during the three months ending March 31, 2016. On January 25, 2016 board member William L. Ross and Jeffrey Cosman were awarded each 100,000 of shares in Trunity, Inc. in exchange for their services as board members. In addition, a shareholder of the Company has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $17,250 during the three months ended March 31, 2016. $4,250 and $17,000 has been classified as a prepaid asset as of March 31, 2016 and December 31, 2015, respectively, in the consolidated balance sheets related to the prepayment of consulting fees.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 6 – Debt

Convertible Promissory Note

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance the lender was awarded 15,000 restricted common shares as an origination fee which have certain registration rights.

Pursuant to the terms of the Convertible Note, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note. The Convertible Note is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of this Convertible Note the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of the Convertible Note to the shares and the note based on relative fair values, and the amount allocated to the shares of $16,364 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital. The beneficial conversion feature of $16,364 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. As of March 31, 2016, the carrying value of this Convertible Note was $29,598 and accrued interest expense of $260. For the three months ended March 31, 2016, debt discount amortization related to the Convertible Note was $2,325 and interest expense of $260.

August 2014 Convertible Debentures (Series C)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures. As of March 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $16,625. For the three months ended March 31, 2016, interest expense related to the Debenture was $3,288.

November 2014 Convertible Debentures (Series D)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,334 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures. As of March 31, 2016, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $1,927. For the three months ended March 31, 2016, interest expense related to the Debenture was $346.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 7 – Stockholders’ Deficit

Sale of Common Stock – During the quarter ended March 31, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $6,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

Shares for Consulting Services and Board Members – During the quarter ended March 31, 2016, in connection with services rendered, the Company issued 300,000 restricted shares of the Company’s common stock at a value of $1.45 and $0.90 per share in exchange for financial consulting services conducted on behalf of the Company. In addition, in connection with services rendered for board members, the Company issued 200,000 restricted shares of the Company’s common stock at a value of $1.45 per share in exchange for their services conducted on behalf of the Company.

Shares issued for convertible note payable – As discussed in Note 6, during the quarter ended March 31, 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $16,363 that was allocated based on the relative fair value of the note and associated shares.

Debt beneficial conversion feature for convertible note payable – During the quarter ended March 31, 2016, the Company raised gross proceeds of $60,000 pursuant to a Convertible Note Payable (“Note”) that allocated the face value of the Note to the shares and debt based on their relative fair values and, resulted in the recording of beneficial conversion features totaling $16,364 as a discount against the Notes, with an offsetting entry to additional paid-in capital. The discount is being amortized into interest expense over the term of the Note.

Note 8 – Stock-Based Compensation

The Company has two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of March 31, 2016 there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of March 31, 2016, there were 45,673 shares available for future awards under this plan.

In addition, there are approximately 24,753 in options outstanding that were issued to a former CEO of the Company in fiscal 2014. These options issued are outside of the 2009 and 2012 Plans.

During the quarter ended March 31, 2016, the Company did not grant options to acquire shares of common stock to employees, directors or consultants.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

For all previous grants the fair value of options is estimated using the Black-Scholes option pricing model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of March 31, 2016, there was approximately $780 of total unrecognized stock compensation expense, related to unvested stock options under the Plans. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of less than one year. The Company recorded $12,284 in stock compensation expense to continuing operations within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss pertaining to the vesting of options in fiscal 2016.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	67,879	$21.40	7.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at March 31, 2016	67,879	$21.40	6.92	—

Exercisable at March 31, 2016	66,635	$21.78	6.82	—

Note 9 – Warrants to Purchase Common Stock

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. No warrants were issued during the first quarter ended March 31, 2016. All warrants outstanding as of March 31, 2016 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2015	78,462	$29.55	3.43
Granted	—	—	—
Expired	2,475	50.50	—

Outstanding at March 31, 2016	75,987	$30.51	3.29

Exercisable at March 31, 2016	75,987	$30.51	3.29

Note 10 – Commitments and Contingencies

Legal

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No.. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

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

On February 19, 2016, NCSE filed a motion to dismiss the counterclaim, and the Company has filed its brief in the opposition to that motion. A hearing is scheduled in second quarter 2016 on the motion. No discovery has been conducted by the parties yet, and no trial date has been set by the court. We have recorded a liability as of March 31, 2016 based on our best estimate of the probable exposure pertaining to the claim.

Note 11 – Subsequent Events

On April 4, 2016 the Company entered into a non-binding letter of intent to acquire a compounding pharmacy in Holly Springs, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration of approximately $450,000. Payment will be split between the issuance of common stock, a convertible note that may convert into stock at a price not less than $2 per share. The final allocation of each of these will be determined prior to closing, which is expected to occur in June 2016. The letter of intent is not a definitive agreement, and the Company anticipates that the definitive agreement will contain customary conditions to closing.

On April 11, 2016 the Board of Directors elected Mr. James Driscoll, age 54, to the Board of Directors. Mr. Driscoll is currently CEO of Channel Terminals, LLC, a crude oil liquids terminals and refinery based in Houston, TX. Mr. Driscoll is also a member of the Board of Directors at Double Zero Recycling LLC as well as an Advisory Board Member at HealPros LLC, a diabetic retinal imaging business, and Funding University LLC, an early stage online peer to peer lending business targeted on secondary education. Previously he was President of Method Holdings, LLC, from 2011 until late 2013. Between 2006 and 2011 Mr. Driscoll was a Senior Partner with private equity firm 1848 Capital Partners LLC. From 2009 to 2010 he was COO and Executive Vice President of CareDynamix LLC, a healthcare business focused on provision of onsite vaccination services around the US. In addition, Mr. Driscoll, has over 14 years of experience at various senior positions in the power generation and transportation industries in varied locations around the world. He began his professional career as a trader in New York City. He has an MBA from Harvard University (1991) and a BA in English Literature from Bowdoin College (1984). Mr. Driscoll will receive 100,000 shares of restricted common stock as compensation for his term on the Board, consistent with all prior appointments by the Company.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

On April 11, 2016, Dr. William Ross, age 70, advised the Company that he desired to resign from the Board of Directors, as he intends to retire from all business activities. There were no disagreements, or conflicts with the Board and Dr. Ross.

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC,following the letter of intent dated March 29, 2016. The total consideration for the transaction is $1,000,000. The transaction includes the acquisition of certain special formulations as “Intellectual Properties”.

The consideration paid was comprised of three (3) components:

1)     the business interests were acquired in consideration of a) $425,000 of convertible notes with a conversion price of $1.25 per share and interest of 6% and b) a short term note in the amount of $75,000, non-interest bearing, with a maturity of June 16, 2016;

2)     the specialized formulations of the business, which will be included in the Company’s library of Intellectual Properties, were acquired in consideration a) $425,000 of convertible notes with a conversion price of $1.25 per share and interest of 6% and b) a short term note in the amount of $75,000, non-interest bearing, with a maturity of June 16, 2016;

3)     Mr. Casey Gaetano, employed under a 3 year employment contract as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He will also receive 125,000 shares of restricted stock in the amount.

The notes issued in conjunction with the purchase and the intellectual properties may be converted into restricted common stock at a rate of $1.25 per share. The purchase includes all payables, receivables, cash on hand, inventory and all assets used in the operation of the business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to True Nature Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are an early stage company that intends to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, and to doctors and veterinary professionals.

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

Critical Accounting Policies

In the first quarter of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Quarterly Report.

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

For the Three Months ended March 31, 2016 and 2015

There are no continuing operating sales and related cost of sales for the three months ended March 31, 2016 as the Company is implementing its business plan to acquire and develop compounding pharmacies. We plan to report revenue during the second quarter of 2016 if we close certain acquisitions of our compounding pharmacies. As a result of pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to these transactions.

Our total operating expenses for the first three months ended March 31, 2016 pertaining to continuing operations were $832,369 that were comprised primarily of expenses of $587,500 pertaining to shares issued for board and consulting services (noncash), $97,973 of management and accounting fees and $75,259 of professional fees related to SEC filings and other legal matters.

There is $6,218 of interest expense for the three months ended March 31, 2016 pertaining to continuing operations and relates to interest incurred for outstanding debentures that were not converted resulting from the spin-out and the newly issued convertible promissory note.

There was a net loss for continuing operations of $838,587 for the three months ended March 31, 2016 resulting from the aforementioned operating expenses.

A comparison has not been provided for three months ended March 31, 2015 as the financial results for three months ended March 31, 2015 are reported as discontinued operations as discolsed in Note 4 to the consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of March 31, 2016, we had a working capital deficit of $671,764. Our working capital deficit is attributable to the fact that the Company began implementing its business plan of acquiring pharmaceutical compounding businesses at the end of fiscal 2015. No planned revenue activity will be reported until the second quarter of 2016.

Net cash used in operating activities from continuing operations was $124,304 for the three months ended March 31, 2016 which primarily reflects our business development efforts that pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.

Net cash provided by financing activities for the three months ended March 31, 2016 was approximately $114,000 which represents the cash that was received from sale of common stock and issuance of a convertible note payable.

A comparison has not been provided for three months ended March 31, 2015 as the financial results for three months ended March 31, 2015 are reported as discontinued operations as disclosed in Note 4 to the consolidated financial statements.

Specific details related to our financing activities are as follows:

2016 Private Placements

During the quarter ended March 31, 2016, we raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. We incurred $6,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

On March 18, 2016, we issued a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, we issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid us in cash the full principal amount of the Convertible Note. Upon issuance the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights.

Plan of Operations

We are entering the Compounding Pharmacy Industry via a roll-up of existing compounding pharmacies consolidating fragmented market. The key elements of our strategy include:

■	we intend to grow regionally, building regional distribution centers, expand sales and marketing with eventually with a national presence;
■	we intend to acquire multiple libraries of compounding formulations in the process, recognizing that:
some are tailored for local needs;
■	some will have regional markets with expanded marketing;
■	some can become nationally accepted, and further “productized” solutions;
■	in all cases, we intend to drive the costs down when compared to alternatives from “big pharma”.

The human market and the vet market are both large and growing, share many of the same solutions, and are in need of lower cost solutions. We will focus on a balance between legitimate insurance related revenue streams and cash pay business. We believe the pharmacy industry, and especially compounding pharmacy, can easily be described as having multiple “flavors”. We believe the markets for both people and pets are both underserved:

■	Some sell basic OTC medications and provide “delivery only”, and most users rely on insurance reimbursement for payment;
■	Some are “value added resellers”, using OTC recognized medications, then repackaging, or using combinations, to personalize the product for the client. While vet based is a cash business, the human side is largely insurance reliant;
■	Some are like “OEM manufacturers”, like a generic drug maker, starting with basic, non-productized materials, and creating both standard and fully customized “novel” formulations for specific maladies and needs. These are more often cash clients, and this approach is well accepted in the pet area, and becoming more accepted for people as alternatives to OTC, and for cash buyers seeking lower cost;
■	We believe a mix of these can serve the need to drive costs down, and allow innovative approaches to improve patient results.

Recent Developments

On April 4, 2016 the Company entered into a non-binding letter of intent to acquire a compounding company in Holly Springs, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration of approximately $450,000. Payment will be split between the issuance of common stock, a convertible note that may convert into stock at a price not less than $2 per share. The final allocation of each of these will be determined prior to closing, which is expected to occur in June 2016. The letter of intent is not a definitive agreement, and the Company anticipates that the definitive agreement will contain customary conditions to closing.

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

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC., following the letter of intent dated March 29, 2016. The total consideration for the transaction is $1,000,000. The transaction includes the acquisition of certain special formulations as “Intellectual Properties”. It also includes an employment contract for Mr. Gaetano for three (3) years, including a salary of $125,000 per year and 125,000 of restricted stock.

The consideration paid was comprised of three (3) components:

1)     the business interests were acquired in consideration of a) $425,000 of convertible notes with a conversion price of $1.25 per share and cash pay interest of 6% and b) a short term note in the amount of $75,000, accruing 0%, with a maturity of June 16, 2016;

2)     the specialized formulations of the business, which will be included in the Company’s library of Intellectual Properties, were acquired in consideration a) $425,000 of convertible notes with a conversion price of $1.25 per share and cash pay interest of 6% and b) a short term note in the amount of $75,000, accruing 0%, with a maturity of June 16, 2016;

3)     the founder of Integrity, Mr. Casey Gaetano, was employed as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He will also receive 125,000 shares of restricted stock in the amount.

The notes issued in conjunction with the purchase and the intellectual properties may be converted into restricted common stock at a rate of $1.25 per share. The purchase includes all payables, receivables, cash on hand, inventory and all assets used in the operation of the business.

During the first quarter of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of Common Stock to accredited investors in private placement transactions at a price of $0.50 per share. There were no issuance and commission costs incurred pertaining to the raise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2015 due to an inadequate segregation of duties resulting from our limited number of employees whom duties can be allocated.

During the first quarter of 2016, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2015 we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities. We have filed a response and counterclaims including fraud claim. We believe our counterclaim for damages will far exceed the amounts they sought to recover. We intend to vigorously defend their claims. We have recorded a liability as of March 31, 2016 based on our best estimate of the probably exposure pertaining to the claim.

ITEM 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 2nd, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

2016 Private Placements

During the quarter ended March 31, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $6,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights.

2015 Private Placements

The Company acquired 100% of the membership interests of Newco4pharmacy, LLC, a business aimed at creating a nationwide network of compounding pharmacies. The consideration paid was the issuance of a newly created Series X Preferred stock which was exchanged on December 31, 2015 for 10,000,000 shares of our common stock. The Company obtained approximately $106,900 in cash from Newco4pharmacy. Funds received resulted from a Newco4pharmacy membership interest sale prior to the transaction. As a result of this transaction the Company issued Founders shares of 3,488,900 to the CEO and Founder, Stephen Keaveney and 3,988,900 to individuals and entities that were instrumental in the formation of the N4P business. The Company also issued 455,000 shares to broker-dealers and 1,353,200 to other individuals for services performed in connection with the formation of the company.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of March, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $16,625.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of March 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $1,927.

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

PART IV

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

TRUE NATURE HOLDING, INC.

Dated: May 20, 2016	By:	/s/ Stephen Keaveney
Stephen Keaveney Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stephen Keaveney	May 20, 2016
Stephen Keaveney
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

/s/ Jeff S. Cosman	May 20, 2016
Jeff S. Cosman
Director

/s/ James Driscoll	May 20, 2016
James Driscoll
Director