Form 10-Q
period 2016-06-30
True Nature Holding, Inc.
filed 2016-08-09
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

As of August 8, 2016, 13,308,333 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUE NATURE HOLDING, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

  TRUE NATURE HOLDING, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,571	$28,185
Accounts receivable	26,000	—
Inventory	111,668	—
Prepaid expenses and other current assets	30,179	—
Prepaid expenses - related party	—	17,000
Total current assets	188,418	45,185

Property and equipment, net	5,294	—
Customer relationships	151,273	—
Goodwill	561,430	—

TOTAL ASSETS	$906,415	$45,185

LIABILITIES
Current liabilities
Accounts payable	$600,647	$414,463
Short-term loan	44,350	—
Accrued interest	24,600	14,918
Accrued liabilities	46,569	13,325
Debentures payable	122,167	122,167
Convertible note payable, net of discount	224,962	—
Total current liabilities	1,063,295	564,873

TOTAL LIABILITIES	1,063,295	564,873

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value - 10,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value – 500,000,000 shares authorized, 13,175,000 shares issued and outstanding at June 30, 2016; $0.01 par value – 500,000,000 shares authorized, 11,765,000 shares issued and outstanding at December 31, 2015	131,750	117,650
Additional paid-in capital	3,119,918	3,917
Accumulated deficit	(3,408,548)	(641,255)
Total Stockholders’ Deficit	(156,880)	(519,688)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$906,415	$45,185

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months		For the Six Months
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
Research and development	—	—	—	—
Selling, general and administrative	1,679,986	—	2,512,355	—
Total operating expenses	1,679,986	—	2,512,355	—

Operating Loss from Continuing Operations	(1,679,986)	—	(2,512,355)	—
Interest expense, net	(58,720)	—	(64,938)	—
Loss on debt extinguishment	(190,000)	—	(190,000)	—
Loss From Continuing Operations before Income Taxes	(1,928,706)	—	(2,767,293)	—
Provision for income taxes	—	—	—	—
Net Loss From Continuing Operations	$(1,928,706)	$—	(2,767,293)	—

Discontinued Operations (Note 5):
Net Loss from discontinued operations, net of tax	—	(699,729)	—	(1,322,199)
Other comprehensive gain, net of tax	—	14,082	—	12,807
Comprehensive Loss from Discontinued Operations	$—	$(685,647)	—	(1,309,392)

Net Loss	$(1,928,706)	$(699,729)	(2,767,293)	(1,322,199)
Comprehensive Net Loss	$(1,928,706)	$(685,647)	(2,767,293)	(1,309,392)

Net Loss from Continuing Operations Per Share – Basic and Diluted	$(0.15)	$—	(0.22)	—
Net Loss from Discontinued Operations Per Share – Basic and Diluted	$—	$(1.28)	—	(2.43)
Net Loss Per Share – Basic and Diluted	$(0.15)	$(1.28)	(0.22)	(2.43)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	12,687,478	545,386	12,368,961	543,996

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2016	11,765,000	$117,650	$3,917	$(641,255)	$(519,688)
Sale of common stock, net of issuance cost	120,000	1,200	49,800	—	51,000
Shares issued to board members	400,000	4,000	723,000	—	727,000
Shares issued to consulting members	410,000	4,100	402,400	—	406,500
Shares issued for P3 Compounding of Georgia acquisition	340,000	3,400	258,400	—	261,800
Shares issued to employee	125,000	1,250	433,750	—	435,000
Common stock issued for convertible note payable	15,000	150	16,213	—	16,363
Discount related to issuance of notes payable and allocated fair value to beneficial conversion feature	—	—	533,804	—	533,804
Loss on debt extinguishment	—	—	190,000	—	190,000
Stock compensation expense	—	—	508,634	—	508,634
Net loss	—	—	—	(2,767,293)	(2,767,293)
Balance at June 30, 2016	13,175,000	$131,750	$3,119,918	$(3,408,548)	$(156,880)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(2,767,293)	$(1,322,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	1,322,199
Accretion for debt discounts, warrants and issuance costs	40,129	—
Stock-based option compensation	508,634	—
Shares issued for board of director compensation	727,000	—
Shares issued for consulting services	406,500	—
Shares issued to employee	435,000	—
Loss on debt extinguishment	190,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,527	—
Accounts payable	150,762	—
Accrued interest and other liabilities	42,926	—
Net Cash Used in Operating Activities	$(258,815)	$—

Cash Flows from Investing Activities:
Cash received from acquisition of P3 Compounding of Georgia	10,201	—
Net Cash Provided by Investing Activities	$10,201	$—

Cash Flows from Financing Activities:
Proceeds from issuance of convertible note payable	160,000	—
Sale of common stock, net of issuance costs	51,000	—
Proceeds from short-term loan	30,000	—
Net Cash Provided by Financing Activities	$241,000	$—
Discontinued Operations:
Operating activities	—	(239,974)
Investing activities	—	(72,983)
Financing activities	—	314,838
Net Increase in Cash and Cash Equivalents for Discontinued Operations	—	1,881
Net Decrease in Cash and Cash Equivalents for Continuing Operations	(7,614)	—
Cash, Beginning of Period	28,185	14,119
Cash, End of Period	$20,571	$16,000

Non-cash Investing and Financing Transactions:
Conversion of debt to common stock shares	$—	$45,953
Discount cost related to issuance of convertible notes payable	$575,167	$274,122
Acquisition of P3 Compounding of Georgia, net of cash acquired:
Fair value of assets acquired	$314,941	$—
Fair value of liabilities assumed	$35,422	$—
Issuance of common stock for acquisition of P3	$261,800	$—
Debt obligation recorded as a result of acquisition	$589,350	$—
Goodwill	$561,430	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

True Nature Holding, Inc. is executing on a business plan to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. The Company completed its first acquisition of P3 Compounding in June 2016 and is pursuing a series of compounding pharmacy acquisitions.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2016, the results of operations for the three months and six months ended June 30, 2016 and 2015, and cash flows for the three months and six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In addition, refer to Note 5 regarding the spin-out of the educational business and related discontinued operations classification pertaining to the fiscal 2015 period. Common stock share and per share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 101 reverse stock split that occurred in January 2016.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2016, the Company had 142,652 warrants, 1,067,879 options, 135,037 potential shares which may be issued resulting from the provisions of convertible notes, respectively. As of June 30, 2015, the Company had 77,640 warrants, 67,483 options, 316,721 potential shares which may be issued resulting from the provisions of convertible notes, respectively.

Accounts Receivable - The accounts receivable balance primarily includes amounts due from customers the Company has invoiced or from third-party providers (e.g., insurance companies and governmental agencies), but for which payment has not been received. Accounts receivable are stated at the invoiced amount and are unsecured and require no collateral. Charges to bad debt are based on both historical write-offs and specifically identified receivables.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of Significant Accounting Policies- Continued

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, based on the price expected to be obtained for products in their respective markets compared with historical cost. In addition, the Company also regularly evaluates its inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales or use in production compared to quantities on hand and the remaining shelf life of products and active pharmaceutical ingredients on hand. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

Property and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets. The cost of leasehold improvements are amortized either over the life of the improvement or the lease term, whichever is shorter. Significant improvements are capitalized and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in earnings.

Business Combinations - The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts; and discount rates utilized in valuation estimates.

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

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate impairment may exist.

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

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In August 2014, the FASB issued new accounting guidance which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

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

Note 3 – Recent Developments

On April 4, 2016 the Company entered into a non-binding letter of intent to acquire Cherokee Compounding Pharmacy in Holly Springs, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration of approximately $450,000. Payment will be split between cash and the issuance of common stock. The final allocation of each of these will be determined prior to closing, which is expected to occur in third quarter 2016. The letter of intent is not a definitive agreement, and the Company expects to execute a definitive agreement at closing.

On May 20, 2016 the Company entered into a non-binding letter of intent to acquire Innovation Compounding, Inc. (“Innovation”) in Kennesaw, Georgia. The Company incurred $30,000 of expenses related to a fee for a “no-shop” provision, in addition to other customary expenses associated with the due diligence process. Management has determined not to pursue this acquisition further at this time.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 4 – Financial Condition and Going Concern

As of June 30, 2016, the Company had cash on hand of $20,571 and current liabilities of $1,063,295 and has incurred a loss from operations. True Nature Holding’s principal operations is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 5 – Spin-Out and Discontinued Operations

On December 31, 2015, the Company completed the restructuring and spin-out of its software educational business, resulting in True Nature Holding, Inc. becoming purely focused on acquiring a series of compounding pharmacy businesses, largely direct to consumers, doctors and veterinary professionals. The results of the operations associated with the spin-out company and Trunity Holdings, Inc., qualifies as discontinued operations as of and for the three and six month periods ended June 30, 2015.

The results of operations associated with discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net Sales	$66,458	$185,137
Cost of sales	27,894	90,023
Gross Profit	38,564	95,114

Operating Expenses:
Research and development	186,950	381,649
Selling, general and administrative	232,596	484,862
Total operating expenses	419,546	866,511

Operating Loss from Discontinued Operations	(380,982)	(771,397)

Other Expense:
Interest expense, net	(318,747)	(550,802)

Net Loss from Discontinued Operations	$(699,729)	(1,322,199)
Other Comprehensive Loss Net of Tax:
Foreign currency translation adjustments	14,082	12,807
Comprehensive Loss from Discontinued Operations	$(685,647)	$(1,309,392)

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 5 – Spin-Out and Discontinued Operations (continued)

Our educational business was fully disposed of in December 2015. As a result, there were no assets or liabilities of discontinued operations as of December 31, 2015 or in subsequent periods.

Note 6 - Acquisition

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC, (“P3”). P3 received Georgia Board of Pharmacy approval for the transaction at the end of June 2016 and the transaction closed effective June 30, 2016. P3 is a full service compounding pharmacy with both sterile and non-sterile expertise headquarter in Atlanta, Georgia. The medicines that P3 compounds include bio-identical hormone replacement therapy, transdermal pain creams, wellness compounding, individualized and prescriptions. The transaction included the acquisition of identifiable assets, customer listings and intellectual properties included in the P3’s library of specialized formulations.

As a result of the acquisition, P3 is now a wholly owned subsidiary of the Company. The acquisition of P3 permits the Company to make and distribute its patent-pending proprietary drug formulations and other novel pharmaceutical solutions through P3 and introduces the Company to new geographic and compounded formulation markets.

The transaction has been accounted for as a business combination and recorded as of June 30, 2016, therefore no revenues or net income have been included in the Company’s consolidated financial statements for second quarter 2016.

The fair value of the consideration paid pertaining to the acquisition of P3 was $851,150. Consideration for the transaction was structured as follows:

■	An interest-free note for $150,000 with no interest to be paid in full via wire transfer on the maturity date of August 16, 2016;

■	$425,000 convertible note with a term of 12 months and a 6% interest rate, with the first installment due June 1, 2016, and convertible into common stock of True Nature at a rate of $1.25 per share (which is 340,000 shares of common stock), less a short-term financing for $14,350 that the Company provided to Integrity for working capital purposes;

■	A $425,000 convertible note with no interest, which automatically converted 340,000 shares of common stock with a fair value of $261,800 based on the closing price of the True Nature’s common stock on June 30, 2016.

The notes issued in conjunction with the purchase and the intellectual properties may be converted into restricted common stock at a rate of $1.25 per share. The purchase includes all payables, receivables, cash on hand, inventory and all assets used in the operation of the business.

In addition, Mr. Casey Gaetano, a former owner of P3, received an employment contract with True Nature for 3 years as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He also receive in second quarter 2016, 125,000 shares of restricted at a value of $3.48 per share in exchange for becoming the Company’s VP of Corporate Development.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 6 - Acquisition-Continued

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of June 30, 2016. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

 The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date based on a fair value acquisition price of $851,150 pertaining to the consideration provided.

Cash and cash equivalents	$10,201
Accounts receivable	26,000
Inventories	111,668
Other current assets	20,706
Furniture and equipment	5,294
Customer list	151,273
Total identifiable assets acquired	325,142
Accounts payable and accrued expenses	35,422
Total liabilities assumed	35,422
Total identifiable assets less liabilities assumed	289,720
Goodwill	561,430
Net assets acquired	$851,150

The fair value of the transaction and related purchase price allocation was based on a third-party valuation obtained by the Company.

Intangible Assets-Customer Relationships

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of the acquired assets, analyses of historical financial performance of P3 and estimates of future performance of P3. The fair values of the identified intangible assets related to P3’s customer relationships. Customer relationships were calculated using the income approach. The following table sets forth the components of identified intangible assets associated with the P3 Acquisition and their estimated useful lives.

	Fair Value	Useful Life
Customer relationships	$151,273	7 years
	$151,273

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual life associated with the respective assets. Customer relationships represent the expected future benefit from contracts and relationships which, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of P3.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Acquisition-Continued

Goodwill

Of the total estimated purchase price for the P3 Acquisition, $561,430 was allocated to goodwill. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets acquired. The goodwill recorded resulting from the acquisition is expected to be deductible for income tax purposes.

Note 7 – Related Party Transactions

The Company’s Chairman of the Board and CFO, Stephen Keaveney has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $10,000 and $26,000, respectively during the three and six months ending June 30, 2016. The Company’s newly appointed CEO, James Driscoll has an employment agreement effective June 7, 2016 that will pay him a monthly salary in the amount of $12,500 per month for remainder of 2016, $17,500 per month for the calendar year of 2017, $22,500 per month for the calendar year of 2018 and $25,000 per month for the calendar year of 2019. No payments have been made to James Driscoll during the three and six months ending June 30, 2016.

On January 25, 2016 board member William L. Ross and Jeffrey Cosman were each awarded 100,000 of shares of the Company in exchange for their services as board members. On April 25, 2016 board member James Driscoll was awarded 100,000 of shares of the Company in exchange for his services on the board and 1,000,000 non-qualified stock options for his position as CEO. On May 25, 2016, board member Phillip Crone was awarded 100,000 of shares the Company in exchange for his services on the board.

In addition, a shareholder of the Company has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $1,395 and $18,645 during the three and six months ended June 30, 2016, respectively. As of December 31, 2015, $17,000 was classified as a prepaid asset in the consolidated balance sheets related to the prepayment of consulting fees. No amounts were prepaid as of June 30, 2016.

Any amount owed for services performed through June 30, 2016 and remain unpaid are recorded as accrued labilities on the consolidated balance sheets.

Note 8 – Debt

Convertible Promissory Notes

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note A, on the date thereof, the Company issued the Convertible Note A to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note A. Upon issuance the lender was awarded 15,000 restricted common shares as an origination fee which have certain registration rights.

Pursuant to the terms of the Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note A. The Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of this Convertible Note the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of the Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $16,364 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 8 – Debt-Continued

The beneficial conversion feature of $16,364 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. As of June 30, 2016, the carrying value of this Convertible Note A was $45,872 and accrued interest expense of $1,080. For the three and six months ended June 30, 2016, debt discount amortization related to the Convertible Note A was $16,274 and $18,599, respectively and its related interest expense was $1,820 and $2,080, respectively.

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four months.

Pursuant to the terms of the Convertible Note B, the Company is obligated to repay the full principal amount of the Convertible Note B with any unpaid interest upon the date of maturity, June 19, 2017. The Convertible Note B is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.50 and throughout the duration of this Convertible Note the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of the Convertible Note B to the shares and the note based on relative fair values, and the amount allocated to the shares of $39,887 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital. The beneficial conversion feature of $52,553 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. As of June 30, 2016, the carrying value of this Convertible Note B was $29,090 and accrued interest expense of $1,167. For the three and six months ended June 30, 2016, debt discount amortization related to the Convertible Note B was $21,530 and its related interest expense was $1,167.

Short-term Loan

As a result of the acquisition of P3 Compounding of Georgia, LLC the Company had a short-term loan with a loan agency for a principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity of the loan the total repayment amount will be $72,280. As of June 30, 2016, the carrying value of this short term loan was $44,350. For the three and six months ended June 30, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter.

August 2014 Convertible Debentures (Series C)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures. As of June 30, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $19,950. For the three and six months ended June 30, 2016, interest expense related to the Debenture was $3,325 and $6,613, respectively.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 8 – Debt-Continued

November 2014 Convertible Debentures (Series D)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,334 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures. As of June 30, 2016, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $2,267. For the three and six months ended June 30, 2016, interest expense related to the Debenture was $340 and $686, respectively.

Note 9 – Stockholders’ Deficit

Sale of Common Stock – During the six months ended June 30, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

Shares for Consulting Services and Board Members – During the six months ended June 30, 2016, in connection with services rendered, the Company issued 410,000 restricted shares of the Company’s common stock at values of $2.90, $1.45 and $0.90 per share in exchange for financial consulting and legal services conducted on behalf of the Company. In addition, in connection with services rendered for board members, the Company issued 400,000 restricted shares of the Company’s common stock at values of $1.45, $2.02 and $2.35 per share in exchange for their services conducted on behalf of the Company. The issuance of these shares were recorded at the fair value of the shares at the date of issuance.

Shares for Employee – During the six months ended June 30, 2016, in connection with employment contract, the Company issued 125,000 restricted shares of the Company’s common stock at a value of $3.48 per share in exchange for Casey Gaetano becoming the Company’s VP of Corporate Development.

Shares issued for convertible note payable – As discussed in Note 8, during the six months ended June 30, 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $16,363 that was allocated based on the relative fair value of the note and associated shares.

Debt beneficial conversion feature for convertible note payable – During the six months ended June 30, 2016, the Company raised gross proceeds of $160,000 pursuant to two Convertible Notes Payable (“Notes”) that allocated the face value of the Note to the shares and debt based on their relative fair values and, resulted in the recording of beneficial conversion features totaling $108,804 as a discount against the Notes, with an offsetting entry to additional paid-in capital. The discount is being amortized into interest expense over the term of the Notes.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 9 – Stockholders’ Deficit- Continued

Shares issued for convertible note payable of acquisition of P3 Compounding of Georgia, LLC- As part of the consideration for the acquisition of P3 a convertible note in the amount of $425,000 was converted into common stock of the Company at price per share of $1.25 resulting in the issuance of 340,000 shares of common stock.

Note 10 – Stock-Based Compensation

The Company has two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of June 30, 2016 there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three year period and have a life of ten years from the date granted. As of June 30, 2016, there were 45,673 shares available for future awards under this plan.

In addition, there are approximately 24,753 in options outstanding that were issued to a former CEO of spin-out Company in fiscal 2014. These options issued are outside of the 2009 and 2012 Plans.

On June 1, 2016 Jim Driscoll was granted for his position as Chief Executive Officer (CEO) of the Company options to purchase up to 1,000,000 shares of Common Stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”). These options covered 250,000 shares at an exercise price of $1.00 per share to be granted immediately and three additional tranches of 250,000 shares each at an exercise price of $1.50, $2.00 and $2.50 per share, respectively. The remaining three tranches will vest equally over the next three years with the first fully vesting on May 31, 2017 through May 31, 2019. The term of the options will be for a period of five years and may be exercised at any time as to the vested shares.

During the three and six months ended June 30, 2016, the Company recorded stock compensation expense related to the options granted to Mr. Driscoll of $496,668 and has unrecognized stock expense of $1,040,793 to be recorded over the vesting period. The grant-date fair value of options was estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted for Mr. Driscoll was a range of $1.35-$1.76 and was determined using the following assumptions: expected price volatility is 80.39%, risk-free interest rate of 1.39%, zero expected dividend yield, and 4.0 years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

As of June 30, 2016, unrecognized stock compensation expense related to unvested stock options under all Plans was $1,041, 377. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.92 years. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the six month period ending June 30, 2016 related to the all Plans and options that vested during the period was $508,634.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 10 – Stock-Based Compensation-Continued

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	67,879	$21.40	7.17	—
Granted	1,000,000	1.75	5.00	—
Cancelled	—	—	—	—

Outstanding at June 30, 2016	1,067,879	$3.00	5.22	—

Exercisable at June 30, 2016	354,911	$4.99	4.95	—

Note 11 – Warrants to Purchase Common Stock

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of June 30, 2016 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2015	78,462	$29.55	3.43
Granted	66,666	2.50	2.00
Expired	(2,475)	50.50	—

Outstanding at June 30, 2016	142,653	$17.42	2.50

Exercisable at June 30, 2016	142,653	$17.42	2.50

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 12 – Commitments and Contingencies

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

On February 19, 2016, NCSE filed a motion to dismiss the counterclaim, and the Company has filed its brief in the opposition to that motion. A hearing is scheduled in 2016 on the motion. No discovery has been conducted by the parties yet, and no trial date has been set by the court. We have recorded a liability as of June 30, 2016 based on our best estimate of the probable exposure pertaining to the claim.

Note 13 – Subsequent Events

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Director of Compliance, providing oversight to its compounding pharmacy operations in the area of licensing, operational compliance and to interface with the appropriate regulatory bodies at the state and federal level. He worked as a Pharmacist in Charge for CRC Pharmacy from Aug 2015 to July 2016, Physicians Rx Pharmacy from April 2015 to July 2015, Dunwoody Pharmacy from 1995 to Feb 2015, Concord Pharmacy from 1992 to 1995 and Kroger Pharmacy in 1992.

Mr. Meyer has a bachelor’s of Science in Pharmacy from The University of Georgia. Mr. Meyer holds a Georgia Board of Pharmacy license 1989- current, is a Past Board Member of the Pharmacy Franchise & Owners Association, a member of National Community Pharmacists Association, a member of Georgia Pharmacy Association, Member of the International Academy of Compounding Pharmacists, Member since 1995 of the Professional Compounding Centers of America, . He will report to the Company’s CEO, James Driscoll. As part of his employment agreement he will receive 50,000 shares.

On August 2, 2016, the Board of Directors approved the consulting agreement with Acorn Management for market awareness, which calls for monthly payments starting at $7,500 per month and restricted common shares to be valued at $50,000 per month to be converted at fair value at month-end.

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

Critical Accounting Policies

In the second quarter of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Quarterly Report.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities will commence in the third quarter of 2016 and we have spun-out the prior year educational business which is presented as discontinued operations in the consolidated financial statements. This change in the nature of our operations will have and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations will include aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

For the Three and Six Months ended June 30, 2016 and 2015

There are no continuing operating sales and related cost of sales for the three and six months ended June 30, 2016 as we acquired our first pharmacy and recorded the transaction on June 30, 2016. Therefore, we plan to report revenue and pharmacy related operating costs during the third quarter of 2016. As a result of pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to these transactions.

Our total operating expenses for the three months ended June 30, 2016 pertaining to continuing operations were $1,679,986, respectively that were comprised primarily of expenses of $546,000 pertaining to shares issued for board and consulting services (noncash), $931,668 for shares and options issued to employees (noncash), $130,905 of management, financial advisory fees and accounting services and $114,276 of professional fees related to SEC and audit filings services and legal expense.

Our total operating expenses for the six months ended June 30, 2016 pertaining to continuing operations were $2,512,355, respectively that were comprised primarily of expenses of $1,133,500 pertaining to shares issued for board and consulting services (noncash), $943,634 for shares and options issued to employees (noncash), $229,235 of management, financial advisory fees and accounting services and $301,378 of professional fees related to SEC and audit filings services and legal expense.

There is $58,720 and $64,938, of interest expense for the three and six months ended June 30, 2016, respectively, pertaining to interest incurred for outstanding debentures that were not converted resulting from the spin-out, and the convertible promissory notes.

There was a loss on the conversion of payables into common shares for continuing operations that resulted in debt extinguishment expense of $190,000 for the three and six months ended June 30, 2016 resulting from legal expenses that were converted into shares.

There was a net loss for continuing operations of $1,928,706 for the three ended June 30, 2016 and $2,767,293 for the six months ended, resulting from the aforementioned operating expenses.

A comparison has not been provided for three and six months ended June 30, 2015 as the financial results for three and six months ended June 30, 2015 are reported as discontinued operations as disclosed in Note 5 to the consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of June 30, 2016, we had a working capital deficit of $874,877. Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses. We have completed our first acquisition and will begin to report revenue and related expenses the third quarter of 2016.

Net cash used in operating activities from continuing operations was $258,815 for the six months ended June 30, 2016 which primarily reflects our business development efforts that pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals and the formation of our management team and board of directors.

Net cash provided by investing activities for the three and six months ended June 30, 2016 was approximately $10,201 which represents the cash that was received from acquisition of P3 Compounding of Georgia, LLC.

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $241,000 which represents the cash that was received from sale of common stock, issuance of a convertible note payable and proceeds from a short-term loan.

A comparison has not been provided for the six months ended June 30, 2015 as the financial results for six months ended June 30, 2015 are reported as discontinued operations as disclosed in Note 5 to the consolidated financial statements.

Specific details related to our financing activities are as follows:

2016 Private Placements

During the six months ended June 30, 2016, we raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. We incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

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

On May 19, 2016, we issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, we issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid us in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase our common stock at an exercise price of $2.50 for a term of twenty-four months.

Short-term Loan

As a result of the acquisition of P3 Compounding of Georgia, LLC we had a short-term loan with a loan agency for a principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, we purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity of the loan the total repayment amount will be $72,280. As of June 30, 2016, the carrying value of this short term loan was $44,350. For the three and six months ended June 30, 2016, no interest expense related to this loan was recorded in our consolidated financial statements as the effective date of acquisition was the last day of the quarter.

Financial Advisors

We engaged the services of brokers and investment bankers to assist us with accessing our growth capital. In exchange, we will pay fees of up to 8% of the aggregate price upon closing any fundraising. Also, the advisors may be entitled to warrants to purchase shares of our common stock of up to 8% of the shares sold in the offering.

Plan of Operations

We are entering the Compounding Pharmacy Industry via a roll-up of existing compounding pharmacies consolidating fragmented market. The key elements of our strategy include:

■	we intend to grow regionally, building regional distribution centers, expand sales and marketing with eventually with a national presence;
■	we intend to acquire multiple libraries of compounding formulations in the process, recognizing that:
■	some are tailored for local needs;
■	some will have regional markets with expanded marketing;
■	some can become nationally accepted, and further “productized” solutions;
■	in all cases, we intend to drive the costs down when compared to alternatives from “big pharma”.

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

Recent Developments

On April 4, 2016 we entered into a non-binding letter of intent to acquire Cherokee Compounding Pharmacy in Holly Springs, Georgia, a suburb of Atlanta. The agreement calls for purchase consideration of approximately $450,000. Payment will be split between cash and the issuance of common stock. The final allocation of each of these will be determined prior to closing, which is expected to occur in third quarter 2016. The letter of intent is not a definitive agreement, and we expect to execute a definitive agreement at closing.

On April 11, 2016 the Board of Directors elected Mr. James Driscoll, age 54, to the Board of Directors. Mr. Driscoll received 100,000 shares of restricted common stock as compensation for his service on the Board, consistent with prior appointments by us.

On April 11, 2016, Dr. William Ross, age 70, advised us that he desired to resign from the Board of Directors, as he intends to retire from all business activities. There were no disagreements, or conflicts with the Board and Dr. Ross.

On May 20, 2016 we entered into a non-binding letter of intent to acquire Innovation Compounding, Inc. (“Innovation”) in Kennesaw, Georgia. We incurred $30,000 of expenses related to a fee for a “no-shop” provision, in addition to other customary expenses associated with the due diligence process. Management has determined not to pursue this acquisition further at this time.

On May 25, 2016 we announced that it has appointed Mr. Phillip Crone to its Board of Directors and accepted the resignation of Dr. Jeffrey Cosman, who has decided to commit all of his time and energy pursuing the continued development of Meridian Waste Solutions, Inc. (OTCQB: MRDN). There were no disagreements, or conflicts with the Board and Mr. Cosman.

On June 7, 2016, we announced that it has appointed Mr. James Driscoll as CEO. The former CEO Steve Keaveney has assumed the role of CFO.

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Chief Compliance Officer, providing oversight to its compounding pharmacy operations in the area of licensing, operational compliance and to interface with the appropriate regulatory bodies at the state and federal level. Mr. Meyer is 51 years old, and has over 25 years’ experience in the pharmacy area. He worked as a Pharmacist in Charge for CRC Pharmacy from August 2015 to July 2016, Physicians Rx Pharmacy from April 2015 to July 2015, Dunwoody Pharmacy from 1995 to February 2015, Concord Pharmacy from 1992 to 1995 and Kroger Pharmacy in 1992.

Mr. Meyer has a bachelor’s of Science in Pharmacy from The University of Georgia. Mr. Meyer holds a Georgia Board of Pharmacy license, is a Past Board Member of the Pharmacy Franchise & Owners Association, a member of National Community Pharmacists Association, Georgia Pharmacy Association, the International Academy of Compounding Pharmacists and the Professional Compounding Centers of America. He will report to James Driscoll.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the six months ended June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of 2016, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In December 2015 we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities. We have filed a response and counterclaims including fraud claim. We believe our counterclaim for damages will far exceed the amounts they sought to recover. We intend to vigorously defend their claims. We have recorded a liability as of June 30, 2016 based on our best estimate of the probable exposure pertaining to the claim.

ITEM 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 2, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

2016 Private Placements

During the six months ended June 30, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

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

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four months.

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

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of June 30, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $19,950. For the three and six months ended June 30, 2016, interest expense related to the Debenture was $3,325 and $6,613, respectively.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of June 30, 2016, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $2,267. For the three and six months ended June 30, 2016, interest expense related to the Debenture was $340 and $686, respectively.

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

TRUE NATURE HOLDING, INC.

Dated: August 9, 2016	By:	/s/ Stephen Keaveney
Stephen Keaveney Chief Financial Officer

TRUE NATURE HOLDING, INC.

Dated: August 9, 2016	By:	/s/ James Driscoll
James Driscoll Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stephen Keaveney	August 9, 2016
Stephen Keaveney
Chief Financial Officer, and Chairman of the Board

/s/ Phillip Crone	August 9, 2016
Phillip Crone
Director

/s/ James Driscoll	August 9, 2016
James Driscoll
Director