Form 10-Q/A
period 2016-06-30
True Nature Holding, Inc.
filed 2016-08-23
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

The purpose of Amendment No. 1 on Form 10–Q/A1 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 23, 2016 (the “Form 10-Q”), is to correct footnote No. 6 of Part I – Financial information for the three and six-month period ended June 30, 2016. The Pro-Forma Information Table related to the acquisition had been inadvertently excluded in the final version of the original Form 10-Q. The numbers presented in our Financial Statements remain unchanged.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date. This Amended Report restates only those portions of the Original 10-Q affected by the above noted changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Pro Forma Information

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of P3 had occurred as of January 1, 2016. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016

Net Sales	$258,554	$483,927
Net Loss	$(1,950,142)	$(2,764,565)
Net Loss per Share – Basic and Diluted	$(0.15)	$(0.22)

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

TRUE NATURE HOLDING, INC.

Dated: August 23, 2016	By:	/s/ Stephen Keaveney
Stephen Keaveney Chief Financial Officer

TRUE NATURE HOLDING, INC.

Dated: August 23, 2016	By:	/s/ James Driscoll
James Driscoll Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stephen Keaveney	August 23, 2016
Stephen Keaveney
Chief Financial Officer, and Chairman of the Board

/s/ Phillip Crone	August 23, 2016
Phillip Crone
Director

/s/ James Driscoll	August 23, 2016
James Driscoll
Director