Form 10-Q
period 2016-09-30
True Nature Holding, Inc.
filed 2016-12-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-53601

TRUE NATURE HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0496850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1355 Peachtree Street, Suite 1150 Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 254-6980

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐   NO  ☑

As of September 30, 2016, 14,866,666 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash	—	28,185
Accounts receivable	—	—
Inventory	—	—
Prepaid expenses and other current assets	8,223	17,000
Assets of discontinued operations		—
Total current assets	8,223	45,185

Property and equipment
Fixed assets, net	—	—
	—	—

Intangibles, net	—	—
Goodwill	—	—
Assets of discontinued operations	—	—

TOTAL ASSETS	8,223	45,185

LIABILITIES
Current liabilities
Accounts payable	581,909	414,463
Short-term loan	82,508	—
Accrued interest	25,881	14,918
Accrued liabilities	351,593	13,325
Debentures carrying value	122,167	122,167
Convertible note payable, Net	60,000	—
Note Payable-Debt Discount Acquisitions	—	—
Liabilities of discontinued operations		—
Total current liabilities	1,224,057	564,873

Long-term liabilities
Deferred rent, long term portion	—	—
Debentures carrying value	—	—
Total long-term liabilities	—	—

TOTAL LIABILITIES	1,224,057	564,873

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $$0.01 par value - 10,000,000 share authorized, none issued and outstanding as of December 31, 2015		—
Common stock, $0.01 par value - 500,000,000 share authorized, 14,886,666 shares issued and outstanding at Sep 30, 2016; $0.01 par value – 500,000,000 shares authorized, 11,765,000 shares issued and outstanding at December 31, 2015	148,867	117,650
Additional paid-in-capital	2,769,517	3,917
Accumulated deficit	(4,134,218)	(641,255)

Total Stockholders' (Deficit) Equity	(1,215,834)	(519,688)

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	8,223	45,185

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Sales	$—	$—	$—	$—

Cost of sales	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses:
Research and development	—	—	—	—
Selling, general and administrative	593,218	—	3,105,573	—
Total operating expenses	593,218	—	3,105,573	—

Operating Loss from Continuing Operations	(593,218)	—	(3,105,573)	—
Interest expense	(55,094)	—	(120,032)	—
Loss From Continuing Operations before Income Taxes	(648,312)	—	(3,225,604)	—
Provision for income taxes	—	—	—	—
Loss on debt extinguishment	(77,358)	—	(267,358)	—
Net Loss From Continuing Operations	(725,670)	—	(3,492,964)	—

Discontinued Operations (Note 4):
Net Loss from discontinued operations, net of tax	—	(481,120)	—	(1,803,316)
Other comprehensive gain, net of tax	—	9,096	—	21,904
Comprehensive Loss from Discontinued Operations	—	(472,024)	—	(1,781,412)

Net Loss	(725,670)	(481,120)	(3,492,964)	(1,803,316)
Comprehensive Net Loss	$(725,670)	$(472,024)	$(3,492,964)	$(1,781,412)

Net Loss from Continuing Operations Per Share – Basic and Diluted	$(0.05)	$—	$(0.28)	$—
Net Loss from Discontinued Operations Per Share – Basic and Diluted	$—	$(0.88)	$—	$(3.19)
Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.88)	$(0.28)	$(3.19)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	13,237,889	545,386	12,658,604	564,462

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

			Par $ .01		Additional	Accumulated		Total
	Preferred	Preferred	Common	Common	Paid - in	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Loss	Deficit	Deficit
Balance at January 1, 2014	—	$—	462,355	$4,670	$12,396,356	$3,649	$(12,738,023)	$(333,348)
Sale of common stock, net of issuance costs	—	—	39,235	396	663,314	—	—	663,710
Debt beneficial conversion feature for shares and warrants	—	—	—	—	189,687	—	—	189,687
Common stock issued upon conversion of note payable, net of issuance costs	—	—	5,000	50	94,940	—	—	94,990
Shares issued for services	—	—	34,654	350	69,650	—	—	70,000
Warrants issued for services	—	—	—	—	20,752	—	—	20,752
Common stock issued for convertible note payable	—	—	1,361	14	24,736	—	—	24,750
Stock compensation period costs	—	—	—	—	450,736	—	—	450,736
Loss on debt extinguishment	—	—	—	—	310,096	—	—	310,096
Foreign currency translation gain	—	—	—	—	—	14,325	—	14,325
Net loss	—	—	—	—	—	—	(3,770,144)	(3,770,144)
Balance at December 31, 2014	—	—	542,605	5,480	14,220,267	17,974	(16,508,167)	(2,264,446)
Issuance of Trunity Holdings, Inc. preferred stock for acquisition of Newco4pharmacy, LLC, net of issuance costs	1,000	—	—	—	106,900	—	—	106,900
Exchange of Trunity Holdings, Inc. preferred stock for True Nature Holding, Inc. common stock	(1,000)	—	10,000,000	100,000	(100,000)	—	—	—
Common stock issued upon conversion of debenture prior to prior to Spin-Out	—	—	87,383	883	141,631	—	—	142,514
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature prior to Spin Out	—	—	—	—	274,122	—	—	274,122
Stock compensation expense - discontinued operations	—	—	—	—	151,708	—	—	151,708
Gain on extinguishment of debt - discontinued operations	—	—	—	—	(1,867,428)	—	—	(1,867,428)
Foreign currency translation gain – discontinued operations	—	—	—	—	—	24,815	—	24,815
Common stock issued for conversion of debt	—	—	742,098	7,421	(7,421)	—	—	—
Common stock issued for satisfaction of payables	—	—	189,305	1,893	(1,893)	—	—	—
Common stock issued to Spin-Out Company, Trunity Inc.	—	—	203,293	2,033	(2,033)	—	—	—
Shares issued and adjustments related to reverse split	—	—	316	(60)	60	—	—	—
Net loss from discontinued operations, net of tax	—	—	—	—	—	—	(337,362)	(337,362)
Spin-out adjustment	—	—	—	—	(12,915,913)	(42,789)	16,269,926	3,311,224
Stock compensation expense - continuing operations	—	—	—	—	3,917	—	—	3,917
Net loss from continuing operations	—	—	—	—	—	—	(65,652)	(65,652)
Balance at Dec 31, 2015	—	—	11,765,000	117,650	3,917	—	(641,255)	(519,688)

The accompanying notes are an integral part of the Consolidated Financial Statements

(Continued)

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit (Continued)

			Par $ .01		Additional	Accumulated		Total
	Preferred	Preferred	Common	Common	Paid - in	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Loss	Deficit	Deficit
Balance at Dec 31, 2015	—	—	11,765,000	117,650	3,917	—	(641,255)	(519,688)
Sales of common stock, net of issuance cost	—	—	120,000	1,200	49,800	—	—	51,000
Shares issued to board members			(1,200,000)	(12,000)	736,000			724,000
Shares issued for consulting services			2,606,666	26,067	898,533			924,600
Shares issued for P3 Compounding of Georgia Acquisition			340,000	3,400	(3,400)			—
Compensation expense for shares issued to employee			325,000	3,250	491,750			495,000
Common stock issued for convertible note payable	—	—	30,000	300	20,563	—	—	20,863
Loss on extinguishment of debt					190,000			190,000
Discount related to issuance of Note Payable and allocated fair value to beneficial conversion feature	—	—	—	—	108,804	—	—	108,804
Common stock issued upon conversion of debt			900,000	9,000	261,000			270,000
Stock option compensation expense - continuing operations	—	—	—	—	12,550	—	—	12,550
Net loss from continuing operations	—	—	—	—	—	—	(3,492,964)	(3,492,964)
Balance at Sept 30, 2016	—	$—	14,886,666	$148,867	$2,769,518	$—	$(4,134,219)	$(1,215,834)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	Sep 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(3,492,964)	$(1,803,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations		1,803,316
Depreciation and amortization	—
Stock option compensation expense	12,551	—
Stock compensation expense for shares issued to employee	495,000
Shares issued for Board of Directors	724,000
Shares issued for Consultant Services	924,600
Shares issued for Conversion of Debt	270,000
Accretion for debt discounts, warrants and issuance costs	—	—
Loss on debt extinguishment	190,000
Issuance of common stock and deferred obligations in the purchase of P3 Compounding of	—	—
Discount Cost Related to Issuance of Debentures Convertible Note and Shares	108,804
Common stock issued for convertible note payable	20,863
Changes in operating assets and liabilities:
Accounts receivable	—	—
Prepaid expenses and other assets	8,777	—
Accounts payable	167,446	—
Accrued liabilities	420,775
Accrued interest	10,965	—
Net Cash Used In Operating Activities	$(139,183)	$—
Cash Flows From Investing Activities:
Purchase of fixed assets net of disposals	—	—
Cash paid in acquisition of subsidiary	—	—
Purchase of P3 Compounding of Georgia, net of cash	—	—
Payment of platform development costs	—	—
Net Cash Used In Investing Activities	$—	$—
Cash Flows From Financing Activities
Proceeds from short-term loan	—	—
Proceeds from notes payable related parties	—	—
Repayments on notes payable related parties	—	—
Repayment of convertible note	—	—
Proceeds from issuance of convertible note payable	60,000	—
Proceeds from convertible promissory notes		—
Proceeds from exercise of common stock options	—	—
Shares issued upon conversion of note for acquisition of P3 Compounding	—
Sale of common stock, net of issuance costs	51,000	—
Net Cash Provided By Financing Activities	$111,000	$—
Discontinued Operations:
Operating activities	—	(274,317)
Investing activities	—	(90,897)
Financing activities	—	403,000
Net Increase (Decrease) in Cash and Cash Equivalents for Discontinued Operations	—	37,786
Net Increase in Cash and Cash Equivalents for Continuing Operations	(28,185)	—
Cash, Beginning of Period	28,185	14,119
Cash, End of Period	$(0)	$51,905

The accompanying notes are an integral part of the Consolidated Financial Statements

(Continued)

TRUE NATURE HOLDING, INC.

Condensed Consolidated Statement of Cash Flows (Continued)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$—

Non-cash Investing and Financing Transactions:
Accrued interest reclassed to debenture principal		$—
Conversion of debt to common stock shares		$142,514
Discount cost related to issuance of debentures, warrants and convertible notes	$—	$274,122

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2016, the results of operations for the three months and nine months ended September 30, 2016 and 2015, and cash flows for the three months and nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In addition, refer to Note 5 regarding the spin-out of the educational business and related discontinued operations classification pertaining to the fiscal 2015 period. Common stock share and per share amounts in these financial statements have been retroactively adjusted for the effects of a 1 for 101 reverse stock split that occurred in January 2016.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2016, the Company had 142,652 warrants, 1,067,879 options, 135,037 potential shares which may be issued resulting from the provisions of convertible notes, respectively. As of June 30, 2015, the Company had 77,640 warrants, 67,483 options, 316,721 potential shares which may be issued resulting from the provisions of convertible notes, respectively.

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

Note 3 – Recent Developments

On April 4, 2016 the Company entered into a non-binding letter of intent to acquire Cherokee Compounding Pharmacy in Holly Springs, Georgia, and has subsequently determined it is not suitable for the Company at this time, and therefore we have abandoned this transaction. On May 20, 2016 the Company entered into a non-binding letter of intent to acquire Innovation Compounding, Inc. (“Innovation”) in Kennesaw, Georgia. The Company incurred $30,000 of expenses related to a fee for a “no-shop” provision, in addition to other customary expenses associated with the due diligence process. Management has determined not to pursue this acquisition further at this time.

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC, (“P3”). P3 received Georgia Board of Pharmacy approval for the transaction at the end of June 2016 and the transaction closed effective June 30, 2016. We determined after 90 days of operation that its financial needs did not meet the Company’s objectives, and it was unlikely to be able to contribute to the financial success of the Company in the near term. On September 30, 2016 we entered into an agreement with the former owners to spin out the operations and most of the liabilities into a newly formed LLC, owned by the former owners.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 4 – Financial Condition and Going Concern

As of September 30, 2016, the Company had cash on hand of $0 and current liabilities of $1,224,057 and has incurred a loss from operations. True Nature Holding’s principal operations is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 6 - Acquisition and Subsequent Spin-out

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC, (“P3”). P3 received Georgia Board of Pharmacy approval for the transaction at the end of June 2016 and the transaction closed effective June 30, 2016. We determined after 90 days of operation that its financial needs did not meet the Company’s objectives, and it was unlikely to be able to contribute to the financial success of the Company in the near term. On September 30, 2016 we entered into an agreement with the former owners to “spin-out” the operations and most of the liabilities into a newly formed LLC, owned by the former owners.

As a result of the acquisition, P3 is now a wholly owned subsidiary of the Company, and even through the operations and most of the liabilities have been transferred to a newly formed LLC controlled by the former owners of P3, the Company still owns the subsidiary which held the operations. The acquisition transaction was accounted for as a business combination and recorded as of June 30, 2016. All revenues recorded during the quarter ended September 30, 2016 were attributable to the P3 operations.

The fair value of the consideration paid pertaining to the acquisition of P3 was $851,150. Consideration for the transaction was structured as follows:

1)

An interest-free note for $150,000 with no interest to be paid in full via wire transfer on the maturity date of August 16, 2016. This note had not been satisfied at the time of the spin-out, and was cancelled in conjunction with the spin-out;

2)

$425,000 convertible note with a term of 12 months and a 6% interest rate, with the first installment due June 1, 2016, and convertible into common stock of True Nature at a rate of $1.25 per share (which is 340,000 shares of common stock), less a short-term financing for $14,350 that the Company provided to Integrity for working capital purposes. This note was converted into 340,000 shares of restricted common stock on September 23, 2016, and subsequently another 25,000 shares of common stock was added to this conversion in consideration of other expenses. These shares remain the property of the holders.

3)

A $425,000 convertible note with no interest, which automatically converted 340,000 shares of common stock with a fair value of $261,800 based on the closing price of the True Nature’s common stock on June 30, 2016.  This note was cancelled as part of the spin out transaction

The notes issued in conjunction with the purchase and the intellectual properties were to be converted into restricted common stock at a rate of $1.25 per share. The purchase includes all payables, receivables, cash on hand, inventory and all assets used in the operation of the business.

In addition, Mr. Casey Gaetano, a former owner of P3, received an employment contract with True Nature for 3 years as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He also received in second quarter 2016, 125,000 shares of restricted at a value of $3.48 per share in exchange for becoming the Company’s VP of Corporate Development. No consideration was paid under this agreement, and it was fully cancelled without further obligation as a part of the spin-out transaction. The shares issued will remain the property of Mr. Gaetano.

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

(Unaudited)

Note 6 - Acquisition and Subsequent Spin-out (continued)

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

The Company has transferred all of these assets to the newly formed entity which is controlled by the former owners of P3, and it no longer owns any of these assets. The Company is responsible for payment of the following liabilities associated with the operation of P3: A) an obligation to SunTrust Bank in the amount of $17,000, B) an obligation to a lender who provided a short term loan in the amount of $75,000 and C) various payables to be reimbursed which total approximately $3,000.

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

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 7 – Related Party Transactions

On September 27, 2016 the Company accepted the resignations of Stephen Keaveney, Chairman & CFO, and James Driscoll, CEO. Stephen Keaveney had a consulting agreement in the amount of $10,000 per month for professional fees and was paid $10,000 and $26,000, respectively during the three and six months ending June 30, 2016. The Company’s CEO, James Driscoll had an employment agreement effective June 7, 2016 that would have paid him a monthly salary in the amount of $12,500 per month for remainder of 2016, $17,500 per month for the calendar year of 2017, $22,500 per month for the calendar year of 2018 and $25,000 per month for the calendar year of 2019. No payments have been made to James Driscoll during the three and six months ending June 30, 2016. Both of these agreements were fully cancelled and the Company has no further obligation to either going forward. Further, Mr. Keaveney has agreed to return for cancellation 2,000,000 of his shares of restricted common stock, and to use 100,000 shares to settle an obligation to a former employee. Mr. Driscoll had been awarded options for the purchase of 1,000,000 shares of restricted common stock, which were all cancelled in conjunction with his resignation.

On January 25, 2016 board member William L. Ross and Jeffrey Cosman were each awarded 100,000 of shares of the Company in exchange for their services as board members.

On April 25, 2016 board member James Driscoll was awarded 100,000 of shares of the Company in exchange for his services on the board and 1,000,000 non-qualified stock options for his position as CEO. The warrants were subsequently cancelled in conjunction with his resignation on September 23, 2016, and 100,000 shares of restricted common stock were issued in conjunction with the cancellation of all amounts owed as of the date of his resignation.

On May 25, 2016, board member Phillip Crone was awarded 100,000 of shares the Company in exchange for his services on the board. On September 23, 2016, the Company appointed three (3) new directors to the Board of Directors, and each received 100,000 shares of restricted common stock in conjunction with their appointment.

In addition, a shareholder of the Company has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $1,395 and $18,645 during the three and six months ended June 30, 2016, respectively. As of December 31, 2015, $17,000 was classified as a prepaid asset in the consolidated balance sheets related to the prepayment of consulting fees. No amounts were prepaid as of June 30, 2016. (I AM ASSUMING THIS IS THE FOUNDATION?) The shareholder and the Company have agreed to terminate their agreement with the Company as of September 30, 2016. In consideration of all amounts owed the Company has issued a total of 966, 666 shares of restricted common stock, and the consultant has cancelled $290,000 in amounts owed. The amounts owed consist of a) $80,000 in advances to the Company, or obligations paid to the Company, b) $120,000 in consulting fees owed and c) reimbursement of $90,000 of costs related to the formation of Newco4pharmacy, LLC, which was acquired by the Company in December 2015.

Any amount owed for services performed through June 30, 2016 and remain unpaid are recorded as accrued liabilities on the consolidated balance sheets.

Note 8 – Debt

Convertible Promissory Notes

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note A, on the date thereof, the Company issued the Convertible Note A to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note A. Upon issuance the lender was awarded 15,000 restricted common shares as an origination fee which have certain registration rights. The Company issued an additional 15,000 shares of restricted common stock to the Lender on September 30, 2016 in conjunction with the renewal and extension of the note.

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

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four month. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock.

Short-term Loan

As a result of the acquisition of P3 Compounding of Georgia, LLC the Company had a short-term loan with a loan agency for a principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity of the loan the total repayment amount will be $72,280. As of June 30, 2016, the carrying value of this short term loan was $44,350. For the three and six months ended June 30, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter. At September 30, 2016 the amounts owed under these agreements were a total $75,000. The Company is in discussions with the lender for the cancellation of this debt and a resolution is expected during the fourth quarter of 2016.

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

Shares for Employee – During the six months ended June 30, 2016, in connection with employment contract, the Company issued 125,000 restricted shares of the Company’s common stock at a value of $3.48 per share in exchange for Casey Gaetano becoming the Company’s VP of Corporate Development. While Mr. Gaetano has been terminated as of September 30, 2016, he will be allowed to retain the shares previously issued.

Shares issued for convertible note payable – As discussed in Note 8, during the six months ended June 30, 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $16,363 that was allocated based on the relative fair value of the note and associated shares. An additional 15,000 share were issued to this holder as consideration for an extension of lending agreement as of September 30, 2016.

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

On June 1, 2016 Jim Driscoll was granted for his position as Chief Executive Officer (CEO) of the Company options to purchase up to 1,000,000 shares of Common Stock outside of the Company’s 2009 and 2012 stock option plans (the “Option Agreement”). These options covered 250,000 shares at an exercise price of $1.00 per share to be granted immediately and three additional tranches of 250,000 shares each at an exercise price of $1.50, $2.00 and $2.50 per share, respectively. The remaining three tranches will vest equally over the next three years with the first fully vesting on May 31, 2017 through May 31, 2019. The term of the options will be for a period of five years and may be exercised at any time as to the vested shares. These options were fully cancelled in conjunction with his resignation as of September 27, 2016.

During the three and six months ended June 30, 2016, the Company recorded stock compensation expense related to the options granted to Mr. Driscoll of $496,668 and has unrecognized stock expense of $1,040,793 to be recorded over the vesting period. The grant-date fair value of options was estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted for Mr. Driscoll was a range of $1.35-$1.76 and was determined using the following assumptions: expected price volatility is 80.39%, risk-free interest rate of 1.39%, zero expected dividend yield, and 4.0 years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day. As a result of the cancellation of these warrants, the Company has recovered $496,668 as resulted of the elimination of this reserve.

As of September 30, 2016, unrecognized stock compensation expense related to unvested stock options under all Plans was $1,041, 377. This expense is expected to be recognized over the remaining weighted average vesting periods of the outstanding options of 1.92 years. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the nine month period ending September 30, 2016 related to the all Plans and options that vested during the period was $508,634.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 10 – Stock-Based Compensation-Continued

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	67,879	$21.40	7.17	—
Granted	1,000,000	1.75	5.00	—
Cancelled	—	—	—	—

Outstanding at September 30, 2016	1,067,879	$3.00	5.22	—

Exercisable at September 30, 2016	354,911	$4.99	4.95	—

Note 11 – Warrants to Purchase Common Stock

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of September 30, 2016 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2015	78,462	$29.55	3.43
Granted	66,666	2.50	2.00
Expired	(2,475)	50.50	—

Outstanding at September 30, 2016	142,653	$17.42	2.50

Exercisable at September 30, 2016	142,653	$17.42	2.50

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 12 – Commitments and Contingencies

Legal

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

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

On September 23, 2016 the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing, and has recorded the obligation at $75,000. This amount, plus any related costs, including legal fees, shall be reimbursed by the spin-out company, Trunity, Inc., a Florida company.

Note 13 – Subsequent Events

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Director of Compliance. Mr. Meyer was terminated as of September 26, 2016. The Company is in the process of negotiating a settlement to his employment contract, and has taken a reserve of $280,000 in conjunction with this potential obligation.

On August 2, 2016, the Board of Directors approved the consulting agreement with Acorn Management for market awareness, which calls for monthly payments starting at $7,500 per month and restricted common shares to be valued at $50,000 per month to be converted at fair value at month-end. This agreement was terminated as of September 30, 2016, and the Company agreed to issue 100,000 shares of restricted common stock in full settlement of all outstanding obligations.

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

We expect economies of scale from the consolidation of:

•	Materials procurement;
•	Compounding activities combined into larger, more efficient and higher quality facilities;
•

Expanded marketing nationwide with an emphasis on densely populated urban areas where an expanded product line may increase the profitability of each individual branch, when compared to pre-acquisition sales, and;

•	Consolidated administration and personnel functions.

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

Critical Accounting Policies

In the third quarter of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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

For the Three and Nine Months ended September 30, 2016 and 2015

There are no continuing operating sales and related cost of sales for the three and nine months ended September 30, 2016 as our first pharmacy acquisition was cancelled during the third quarter.

Our total operating expenses for the three months ended September 30, 2016 pertaining to continuing operations were $648,165, that were comprised primarily of expenses of $444,100 pertaining consulting services,  $168,152  professional fees related to SEC and audit filings services and legal expense, of which $68,334 was offset through the settlement of payables with Andrew Marks, PPLC and NCSE.

There is $55,093 and $120,031, of interest expense for the three and nine months ended September 30, 2016, respectively, pertaining to interest incurred for outstanding debentures that were not converted resulting from the spin-out, and the convertible promissory notes.

There was a loss on the conversion of payables into common shares for continuing operations that resulted in debt extinguishment expense of $190,000 for the three and nine months ended September 30, 2016 resulting from legal expenses that were converted into shares.

There was a net loss for continuing operations of $725,670 for the three ended September 30, 2016 and $3,492,963 for the nine months ended, resulting from the aforementioned operating expenses.

A comparison has not been provided for three and nine months ended September 30, 2015 as the financial results for three and nine months ended September 30, 2015 are reported as discontinued operations as disclosed in Note 5 to the consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of September 30, 2016, we had a working capital deficit of $1,215,834. Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

A comparison has not been provided for the nine months ended September 30, 2015 as the financial results for nine months ended September 30, 2015 are reported as discontinued operations as disclosed in Note 5 to the consolidated financial statements.

Specific details related to our financing activities are as follows:

2016 Private Placements

During the nine months ended September 30, 2016, we raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. We incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

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

Plan of Operations

We are entering the Compounding Pharmacy Industry via a roll-up of existing compounding pharmacies consolidating fragmented market. The key elements of our strategy include:

•	we intend to grow regionally, building regional distribution centers, expand sales and marketing with eventually with a national presence;
•	we intend to acquire multiple libraries of compounding formulations in the process, recognizing that:
•	some are tailored for local needs;
•	some will have regional markets with expanded marketing;
•	some can become nationally accepted, and further “productized” solutions;
•	in all cases, we intend to drive the costs down when compared to alternatives from “big pharma”.

The human market and the vet market are both large and growing, share many of the same solutions, and are in need of lower cost solutions. We will focus on a balance between legitimate insurance related revenue streams and cash pay business. We believe the pharmacy industry, and especially compounding pharmacy, can easily be described as having multiple “flavors”. We believe the markets for both people and pets are both underserved:

•	Some sell basic OTC medications and provide “delivery only”, and most users rely on insurance reimbursement for payment;
•

Some are “value added resellers”, using OTC recognized medications, then repackaging, or using combinations, to personalize the product for the client. While vet based is a cash business, the human side is largely insurance reliant;

•

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

•	We believe a mix of these can serve the need to drive costs down, and allow innovative approaches to improve patient results.

Recent Developments

On April 4, 2016 we entered into a non-binding letter of intent to acquire Cherokee Compounding Pharmacy in Holly Springs, Georgia. We have decided not to proceed with this transaction.

On April 11, 2016 the Board of Directors elected Mr. James Driscoll, age 54, to the Board of Directors. Mr. Driscoll received 100,000 shares of restricted common stock as compensation for his service on the Board, consistent with prior appointments by us. Mr. Driscoll resigned as of September 23, 2016, and any amounts owed for compensation been forgiven. He has also agreed to cancel warrants for the purchase of 1,000,000 shares of restricted common stock previously issued and will in lieu receive an additional 100,000 shares of restricted common stock.

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

On June 7, 2016, we announced that it has appointed Mr. James Driscoll as CEO. The former CEO Steve Keaveney has assumed the role of CFO. Mr. Keaveney resigned as of September 27, 2016, and has agreed to return for cancellation 2,000,000 shares of restricted common stock he held.

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Chief Compliance Officer. Mr Meyer was terminated as of September 23, 2016.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not required for a Smaller Reporting Company.

ITEM 4.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the nine months ended September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In December 2015 we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities. We entered into a settlement agreement with NCSE as of September 27, 2016, calling for a payment of $48,500 if paid by November 4, 2016, and $75,000 if paid later. We have recorded an amount in our payables of $75,000 for this obligation.

ITEM 1A.

RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 2, 2016.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2016 Private Placements

During the six months ended June 30, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights. The Company issued an additional 15,000 shares to the holder as of September 30, 2016 in consideration of an extension of this obligation.

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four months. All obligations under this agreement were cancelled, along with the warrants, interest and penalties as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES

This Item is not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

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

14	Code of Ethics (incorporated herein by reference to Exhibit 14 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: December 14, 2016	By:	/s/ Mack Leath
Mack Leath President

Dated: December 14, 2016	By:	/s/ Amy Lance
Amy Lance Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Amy Lance	December 14, 2016
Amy Lance
Chief Executive Officer and Chairman of the Board

/s/ Mack Leath	December 14, 2016
Mack Leath
Director

/s/ Jordan Balencic	December 14, 2016
Jordan Balencic
Director