Form 10-Q/A
period 2016-09-30
True Nature Holding, Inc.
filed 2017-03-16
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Registrant’s telephone number, including area code: (404) 913-1802

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

As of March 16, 2017, 17,216,894 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE: This Form 10-Q/A is an amended version of the Form 10-Q for the period ended September 30, 2016. The previous version did not include some material stock and debt transactions and accrued expenses, and had not been through final review with the Company’s auditor. In the final review a number of transactions that management intended to record in the period ended September 30, 2016 were changed which thus resulted in this restated 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(As Restated)
ASSETS
Current assets
Cash	$—	$28,185
Prepaid expenses and other current assets	3,750	17,000
Total current assets	3,750	45,185

TOTAL ASSETS	$3,750	$45,185

LIABILITIES
Current liabilities
Accounts payable	$539,220	$414,463
Accounts payable-related party	77,284
Promissory Note, Net	61,484	—
Accrued interest	28,155	14,918
Accrued liabilities	520,210	13,325
Convertible Note, currently in default	122,167	122,167
Convertible note payable, Net	60,000	—
Total current liabilities	1,408,520	564,873

TOTAL LIABILITIES	1,408,520	564,873

Commitments and Contingencies (Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.01 par value - 10,000,000 share authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value - 500,000,000 share authorized, 16,786,666 shares issued and outstanding at September 30, 2016 and 11,765,000 shares issued and outstanding at December 31, 2015	167,867	117,650
Additional paid-in-capital	4,057,941	3,917
Stock Payable	47,681	—
Accumulated deficit	(5,678,259)	(641,255)

Total Stockholders' (Deficit) Equity	(1,404,770)	(519,688)

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$3,750	$45,185

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Operating Expenses:
Selling, general and administrative	$2,143,463	$—	$4,655,818	$—
Total operating expenses	2,143,463	—	4,655,818	—

Operating Loss from Continuing Operations	(2,143,463)	—	(4,655,818)	—

Other Income (Expense)
Interest expense	(109,919)	—	(174,857)	—
Loss on debt extinguishment	(16,329)	—	(206,329)	—
Total other income (expense)	(126,248)	—	(381,186)	—
Net Loss From Continuing Operations	(2,269,711)	—	(5,037,004)	—

Discontinued Operations:
Net Loss from discontinued operations, net of tax	—	(481,120)	—	(1,803,316)
Other comprehensive gain, net of tax	—	9,096	—	21,904
Comprehensive Loss from Discontinued Operations	—	(472,024)	—	(1,781,412)

Net Loss	(2,269,711)	(481,120)	(5,037,004)	(1,803,316)
Comprehensive Net Loss	$(2,269,711)	$(472,024)	$(5,037,004)	$(1,781,412)

Net Loss from Continuing Operations Per Share – Basic and Diluted	$(0.17)	$—	$(0.40)	$—
Net Loss from Discontinued Operations Per Share – Basic and Diluted	$—	$(0.79)	$—	$(3.19)
Net Loss Per Share – Basic and Diluted	$(0.17)	$(0.79)	$(0.40)	$(3.19)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	13,203,132	605,394	12,653,300	564,462

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

(As Restated)

					Additional			Total
	Preferred	Preferred	Common	Common	Paid in	Stock	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Payable	Deficit	Deficit
Balance at December 31, 2015	—	$—	11,765,000	$117,650	$3,917	$—	$(641,255)	$(519,688)

Sales of common stock, net of issuance cost	—	—	120,000	1,200	49,800	—	—	51,000
Shares issued as stock based compensation	—	—	3,420,000	34,200	3,190,915	47,681	—	3,272,796
Common stock issued for conversion of convertible note payable	—	—	400,000	4,000	116,000	—	—	120,000
Common stock issued upon conversion of accounts payable	—	—	1,066,666	10,667	569,333	—	—	580,000
Common stock and warrants issued for debt discount	—	—	15,000	150	118,601			118,751
Beneficial conversion feature	—	—	—	—	9,375	—	—	9,375
Net loss from continuing operations	—	—	—	—	—	—	(5,037,004)	(5,037,004)

Balance as of September 30, 2016	—	$—	16,786,666	$167,867	$4,057,941	$47,681	$(5,678,259)	$(1,404,770)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(As Restated)
Cash Flows from Operating Activities:
Net Loss	$(5,037,004)	$(1,803,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	1,803,316
Debt discount amortization	157,947	—
Loss on conversion of debt to common shares	16,329	—
Stock based compensation expense	3,272,796	—
Loss on conversion of accounts payable to shares	190,000	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	13,250	—
Accounts payable	514,757	—
Accounts payable-related party	77,284	—
Accrued liabilities	506,885	—
Accrued interest	16,909	—
Net Cash Used In Operating Activities	$(270,847)	$—
Cash Flows From Investing Activities:
Purchase of fixed assets	—	—
Net Cash Used In Investing Activities	$—	$—
Cash Flows From Financing Activities
Proceeds from promissory notes	98,000	—
Payments on promissory notes	(66,338)	—
Proceeds from convertible promissory notes	160,000	—
Sale of common stock, net of issuance costs	51,000	—
Net Cash Provided By Financing Activities	$242,662	$—
Discontinued Operations:
Operating activities	—	(274,317)
Investing activities	—	(90,897)
Financing activities	—	403,000
Net Increase (Decrease) in Cash and Cash Equivalents for Discontinued Operations	—	37,786
Net Increase in Cash and Cash Equivalents for Continuing Operations	(28,185)	—
Cash, Beginning of Period	28,185	14,119
Cash, End of Period	$—	$51,905

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$—

Non-cash Investing and Financing Transactions:
Beneficial conversion feature	$9,375	$—
Conversion of debt to common stock shares	$103,671	$142,514
Conversion of accounts payable to common shares	$390,000	$—
Discount related to issuance of debentures, warrants and convertible notes	$118,750	$274,122

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

Restatements - During the third quarter of fiscal 2016, the Company discovered that it had incorrectly published the quarterly report without the auditor review and related adjustments. Our financial statements have thus been restated to recognize the related adjustments and review comments from the independent auditor. Please see Note 12 for more information.

Per Share Data - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2016, the Company had 142,652 warrants, 1,067,879 options, 135,037 potential shares which may be issued resulting from the provisions of convertible notes, respectively. As of September 30, 2015, the Company had 77,640 warrants, 67,483 options, 316,721 potential shares which may be issued resulting from the provisions of convertible notes, respectively.

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

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Note 3 – Financial Condition and Going Concern

As of September 30, 2016, the Company had cash on hand of $0 and current liabilities of $1,408,520 and has incurred a loss from operations. True Nature Holding’s principal operations is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 4 – Spin-Out and Discontinued Operations

On December 31, 2015, the Company completed the restructuring and spin-out of its software educational business, resulting in True Nature Holding, Inc. becoming purely focused on acquiring a series of compounding pharmacy businesses, largely direct to consumers, doctors and veterinary professionals. The results of the operations associated with the spin-out company and Trunity Holdings, Inc., qualifies as discontinued operations as of and for the three and nine month periods ended September 30, 2015.

The results of operations associated with discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Net Sales	$206,004	$391,141
Cost of sales	111,569	201,591
Gross Profit	94,435	189,550

Operating Expenses:
Research and development	172,289	553,938
Selling, general and administrative	221,560	706,421
Total operating expenses	393,849	1,260,359

Operating Loss from Discontinued Operations	(299,414)	(1,070,809)

Other Expense:
Other expense, net	(181,706)	(732,507)

Net Loss from Discontinued Operations	$(481,120)	$(1,803,316)
Other Comprehensive Loss Net of Tax:
Foreign currency translation adjustments	9,096	21,904
Comprehensive Loss from Discontinued Operations	$(472,024)	$(1,781,412)

Our educational business was fully disposed of in December 2015. As a result, there were no assets or liabilities of discontinued operations as of December 31, 2015 or in subsequent periods.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 5 - Acquisition and Subsequent Deconsolidation of P3 Compounding

On April 29, 2016, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC, (“P3”). P3 received Georgia Board of Pharmacy approval for the transaction at the end of June 2016 and the transaction closed effective June 30, 2016. However, during the following 90 days, as the Company did not gain effective control of the P3 business, we entered into an agreement on September 30, 2016, with the owners to deconsolidate the operations and return the assets and liabilities to the former owners. After the deconsolidation, the entity which holds the assets is not a related party of the Company.

The acquisition transaction was accounted for as a business combination and recorded as of June 30, 2016. Consideration for the transaction was structured as follows:

1)

An interest-free note for $150,000 with no interest to be paid in full via wire transfer on the maturity date of August 16, 2016. This note had not been satisfied at the time of the deconsolidation, and was cancelled.

2)

$425,000 convertible note with a term of 12 months and a 6% interest rate, with the first installment due June 1, 2016, and convertible into common stock of True Nature at a rate of $1.25 per share (which is 340,000 shares of common stock). This note was converted into 340,000 shares of restricted common stock valued at $1,183,200. These shares remain the property of the holders.

3)

A $425,000 convertible note with no interest, which automatically converted 340,000 shares of common stock with a fair value of $261,800 based on the closing price of the True Nature’s common stock on June 30, 2016. This note was cancelled.

In addition, Mr. Casey Gaetano, a former owner of P3, received an employment contract with True Nature for 3 years as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He also received in second quarter 2016, 125,000 shares valued at $435,000 based on the closing market price on the date of grant in exchange for becoming the Company’s VP of Corporate Development. No cash consideration was paid under this agreement, and it was fully cancelled without further obligation as a part of the deconsolidation transaction. The shares values at $435,000 were issued and will remain the property of Mr. Gaetano. As the company never attained full control of P3, in accordance with ASC 810 the business was deconsolidated from the company’s financials as of September 30, 2016.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of June 30, 2016. The fair value of the transaction and related purchase price allocation was based on a third-party valuation obtained by the Company. The purchase includes all payables, receivables, cash on hand, inventory and all assets used in the operation of the business. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed at the acquisition date based on a fair value acquisition price pertaining to the consideration provided above. The fair value of intangible assets related to customer relationships was $151,273 based on a useful life of 7 years and goodwill was valued at $561,340. As the Company did not obtain effective control, these assets and liabilities were deconsolidated effective September 30, 2016.

Loss from Deconsolidation

As the Company did not obtain effective control of the P3 business, the Company deconsolidated the business effective September 30, 2016 in accordance with ASC 810 and the disclosures herein were also made in accordance with ASC 810. As a result, the Company recorded a loss from deconsolidation of $1,724,200, based on the fair value of shares issued of $1,618,200 and liabilities retained from the transaction of $106,000; the loss from deconsolidation is included within selling, general and administrative expenses for the nine-month period ended September 30, 2016.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 6 – Related Party Transactions

On September 27, 2016 the Company accepted the resignations of its former Chairman & CFO, and former CEO. the former CFO had a consulting agreement in the amount of $10,000 per month for professional fees and was paid $30,000 and $56,000, respectively during the three and nine months ending September 30, 2016. The Company’s former CEO had an employment agreement effective June 7, 2016 that would have paid him a monthly salary in the amount of $12,500 per month for remainder of 2016, $17,500 per month for the calendar year of 2017, $22,500 per month for the calendar year of 2018 and $25,000 per month for the calendar year of 2019. No payments have been made to the former CEO during the three and nine months ending September 30, 2016. Both of these agreements were fully cancelled and the Company has no further obligation to either going forward. Further, the former CFO has agreed to return for cancellation 2,000,000 of his shares of restricted common stock, and to use 100,000 shares to settle an obligation to a former employee. The former CEO had been awarded options for the purchase of 1,000,000 shares of restricted common stock, which were all cancelled in conjunction with his resignation.

On January 25, 2016 two board members were each awarded 100,000 of shares of the Company in exchange for their services as board members. The shares were valued at $145,000 based on the closing market price on the date of grant.

On April 25, 2016 a board member was awarded 100,0000 shares of the Company in exchange for his services on the board and 1,000,000 non-qualified stock options for his position as CEO. The stock options were subsequently cancelled in conjunction with his resignation on September 23, 2016, and 100,000 shares of restricted common stock valued at $47,680, based on the closing market price on the date of grant, in conjunction with the cancellation of all amounts owed as of the date of his resignation.

On May 25, 2016, a board member was awarded 100,000 shares, valued at $235,000, based on the closing market price on the date of grant, from the Company in exchange for his services on the board.

On September 23, 2016, the Company appointed three (3) new directors to the Board of Directors, and each received 100,000 shares, each valued at $27,990, based on the closing market price on the date of grant, of restricted common stock in conjunction with their appointment.

In addition, a shareholder of the Company has a consulting agreement in the amount of $10,000 per month for professional fees and was paid $30,000 and $48,645 during the three and nine months ended September 30, 2016, respectively. As of December 31, 2015, $17,000 was classified as a prepaid asset in the consolidated balance sheets related to the prepayment of consulting fees. No amounts were prepaid as of September 30, 2016. The shareholder and the Company have agreed to terminate their agreement with the Company as of September 30, 2016. In consideration of all amounts owed, the Company has issued 966,666, valued at $290,000 based on the closing market price on the date of grant, restricted common stock, and the consultant has cancelled $290,000 in amounts owed. The amounts owed consist of a) $80,000 in advances to the Company, or obligations paid to the Company, b) $120,000 in consulting fees owed and c) reimbursement of $90,000 of costs related to the formation of Newco4pharmacy, LLC, which was acquired by the Company in December 2015.

Note 7 – Debt

Convertible Promissory Notes

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note A, on the date thereof, the Company issued the Convertible Note A to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note A. Upon issuance, the lender was awarded 15,000 restricted common shares valued at $18,750 based on the closing market price on the issuance date, as an origination fee which have certain registration rights. The Company issued an additional 15,000 shares, valued at $4,050 based on the closing market price on the date of grant, restricted common stock to the Lender on September 30, 2016 in conjunction with the renewal and extension of the note.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 7 – Debt (Continued)

Pursuant to the terms of the Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note A. The Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of this Convertible Note the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of the Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $18,750 was recorded as a discount against the note.

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. As of September 30, 2016, the carrying value of this Convertible Note A was $60,000 and accrued interest expense of $3,906. For the nine months ended September 30, 2016, debt discount amortization related to the Convertible Note A was $28,125 and its related interest expense was $3,906.

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four month. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the nine months ending September 30, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the note about was $100,000 and total accrued interest was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized in the nine months ended September 30, 2016.

Short-term Loan

As a result of the acquisition of P3 Compounding of Georgia, LLC the Company had a short-term loan with a loan agency for a principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, on October 24, 2016, of the loan the total repayment amount will be $72,280. As of September 30, 2016, the carrying value of this short term loan was $26,925. For the three and nine months ended September 30, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $18,938 was amortized during the period ended September 30, 2016.

On July 11, 2016, the Company entered into a short term loan with a loan agency for the principal amount of $48,000. Under the terms of the loan, the Company will make daily payments of $434.38 for a term of 160 for a total repayment amount of $69,500. As of September 30, 2016, the carrying value of this loan was $45,175. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $21,500 and $10,884 was amortized during the period ended September 30, 2016.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 7 – Debt (Continued)

August 2014 Convertible Debentures (Series C)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures. As of September 30, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $21,649. For the nine months ended September 30, 2016, interest expense related to the Debenture was $8,312, respectively. This note is currently in default.

November 2014 Convertible Debentures (Series D)

In fiscal 2015, all debentures issued by Trunity Holdings, Inc. to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,334 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured on October 31, 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business in fiscal 2014 allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed in fiscal 2014 upon execution of the new debentures. As of September 30, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $2,601. For the nine months ended September 30, 2016, interest expense related to the Debenture was $1,020. This note is currently in default.

Note 8 – Stockholders’ Deficit

Sale of Common Stock – During the nine months ended September 30, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

Shares for Stock Based Compensation – During the nine months ended September 30, 2016, in connection with services rendered, the Company issued 3,420,000 restricted shares of the Company’s common stock at valued $3,272,796 in exchange for services conducted on behalf of the Company. The value of these shares were based on the closing market price on the date of grant.

Shares issued for convertible note payable issuance – As discussed in Note 8, during the nine months ended September 30, 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $18,750 that was allocated based on the relative fair value of the note and associated shares.

Shares issued for conversion of accounts payable- During the nine months ended September 30, 2016, the company, the company converted several accounts payable amounts to stock. The company issued 1,066,666 shares valued at $580,000 to settle the outstanding accounts payable. As a result of the settlements, a loss of $190,000 was recorded due to the fair value of the shares exceeding the fair value of accounts payable settled.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 8 – Stockholders’ Deficit (Continued)

On September 30, 2016, James McMurray, elected to convert his loan to the company of $100,000 and accrued interest into 400,000 shares of the Company. At the time of conversion, the note about was $100,000 and total accrued interest was $3,671. Therefore, as a result of the conversion, there was a loss of $16,329 recognized in the nine months ended September 30, 2016.

Debt beneficial conversion feature for convertible note payable – During the nine months ended September 30, 2016, the Company raised gross proceeds of $60,000 pursuant to a Convertible Note Payable that allocated the face value of the Note to the shares and debt based on their relative fair values and, resulted in the recording of beneficial conversion features totaling $9,375 as a discount against the Notes, with an offsetting entry to additional paid-in capital. The discount is being amortized into interest expense over the term of the Note.

Note 9 – Stock Options

The Company has two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of September 30, 2016, there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of September 30, 2016, there were 45,673 shares available for future awards under this plan.

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

During the nine months ended September 30, 2016, the Company recorded stock compensation expense related to the options granted to Mr. Driscoll of $314,680. The grant-date fair value of options was estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted for Mr. Driscoll was a range of $1.35-$1.76 and was determined using the following assumptions: expected price volatility is 80.39%, risk-free interest rate of 1.39%, zero expected dividend yield, and 4.0 years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day. As a result of the cancellation of these warrants, the Company has recovered $314,680 as resulted of the elimination of this reserve.

As of September 30, 2016, unrecognized stock compensation expense related to unvested stock options under all Plans was $0. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the nine month period ending September 30, 2016 related to the all Plans and options that vested during the period was $0.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 9 – Stock Options (Continued)

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	67,879	$21.40	7.17	—
Granted	1,000,000	1.75	5.00	—
Cancelled	(1,000,000)	1.75	5.00	—

Outstanding at September 30, 2016	67,879	$21.40	6.42	—

Exercisable at September 30, 2016	67,879	$21.40	6.42	—

Note 10 – Stock Warrants

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

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 11 – Commitments and Contingencies (Continued)

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

Note 12 - Restatement

During the third quarter of fiscal 2016, the Company discovered that it had incorrectly published the quarterly report without the auditor review and related adjustments. Our financial statements have thus been restated to recognize the related adjustments and review comments from the independent auditor. See below for the effect of the adjustments on the Company's previously filed financial statements as of and for the nine-month period ended September 30, 2016.

CONSOLIDATED BALANCE SHEET

	As Filed	Adjustments	Restated
ASSETS
Prepaid expenses	$8,223	$(4,473)	$3,750
Total current assets	8,223	(4,473)	3,750

TOTAL ASSETS	$8,223	$(4,473)	$3,750

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$581,909	$(42,689)	$539,220
Accounts payable – related party	—	77,284	77,284
Promissory note, net	82,508	(21,024)	61,484
Accrued interest	25,881	2,274	28,155
Accrued liabilities	351,593	168,617	520,210
Convertible notes, currently in default	122,167	—	122,167
Convertible note payable	60,000	—	60,000
TOTAL LIABILITIES	1,224,058	184,462	1,408,520

Preferred stock, $$0.01 par value - 10,000,000 share authorized, none issued and outstanding as of September 30, 2016	—	—	—
Common stock, $0.01 par value - 500,000,000 share authorized, 16,786,666 shares issued and outstanding at September 30, 2016	148,867	19,000	167,867
Additional paid in capital	2,769,516	1,288,425	4,057,941
Stock payable	—	47,681	47,681
Accumulated deficit	(4,134,218)	(1,544,041)	(5,678,259)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,215,835)	(188,935)	(1,404,770)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$8,223	$(4,473)	$3,750

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 12 – Restatement (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	As Filed	Adjustments	Restated

OPERATING EXPENSES
Selling, general & administrative	$3,105,573	$1,550,245	$4,655,818
TOTAL OPERATING EXPENSES	3,105,573	1,550,245	4,655,818

OPERATING LOSS	(3,105,574)	(1,550,245)	(4,655,818)

OTHER INCOME (EXPENSE)
Interest expense	(120,032)	(54,825)	(174,857)
Loss on debt extinguishment	(267,358)	61,029	(206,329)
TOTAL OTHER INCOME (EXPENSE)	(387,390)	6,204	(381,186)

NET LOSS	$(3,492,964)	$(1,544,041)	$(5,037,004)

Weighted number of common shares outstanding – basic and diluted	12,653,300	—	12,653,300
Net (loss) per share – basic and diluted	$(0.28)	$(0.12)	$(0.40)

Note 13 – Subsequent Events

On December 1, 2016, the Board approved the engagement of M&K CPAs, PLLC as the company’s independent registered public accounting firm for the purpose of auditing the company’s financial statements. This selection replaces Salberg & Company PA which had served in that role for an interim period of October 28, 2016 to November 28, 2016. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Salberg. This change was driven solely from the need to reduce the overhead and operating cost of the company.

The previous CEO, has agreed that any amounts owed under his employment contract including a previously issued warrant is cancelled including the vested warrants, and instead he will receive 200,000 restricted common shares (which includes 100,000 shares which had previously been acquired at $.20 per share). He will be issued a 90 day note payable by the Company in an amount equal to any real and actual expenses incurred, or amounts advanced, in conjunction with his activities at the Company, estimated at $30,000.

On December 30, 2016, the Board of Directors of the Company issued 100,000 shares of restricted common stock to a consultant, who subsequently became the CEO and CFO of the Company as compensation for his contribution during the prior 90 days. This charge to earnings for this issuance was $19,000;

On December 30, 2016, the Board of Directors issued 150,000 shares of restricted common stock in fulfillment of a Settlement Agreement with a former employee who had claimed his employment agreement had been breached upon his termination in September 2016. The charge to earnings for this issuance was $28,500, while an offsetting reduction in prior reserves related to potential litigation of $280,000 was recorded.

On December 30, 2016, the Board voted to issue to the existing Board of Directors members 100,000 shares each of restricted common stock as additional compensation for services during the prior 90 days. Each of the recipients abstained from the vote on their issuance so as to not be voting on their own issuance, and did vote for the issuance to their fellow Board members. The charge to earnings for this issuance was $19,000, for each of the three (3) directors, or a total of $57,000.

On January 24, 2017, the Board granted to a member of Board of Directors 25,000 shares of restricted common stock as consideration for advances against certain of the Company's expenses. The Member of the Board of Directors abstained from the vote as to not be voting on his own issuance. The charge to earnings for the issuance was $2,500.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 13 – Subsequent Events (Continued)

On January 25, 2017, the Board of Director appointed Christopher Knauf, age 44, as the Chief Executive Officer and Chief Financial Officer of the Company.  From 2014 to present, Mr. Knauf served as a consultant for small to mid-size emerging growth companies, both public and private.  From 2012 to 2014, he served as CEO/CFO of Built NY, Inc, a consumer products company based in New York, NY.  Prior to that, from 2004 to 2012, Mr. Knauf was VP of Finance and Operations for the Consumer Products division of A+E Networks, Inc, a provider of television content worldwide.  From 2002 to 2004, He was the CFO of Intermix, Inc, a New York, NY based apparel retailer.  His education includes an MBA, Finance concentration, 1999, Fordham University, New York, NY, BS, Finance, 1995, Fairfield University, Fairfield, CT

Mr. Knauf has been a consultant to the company from December 2016 to January 2017, where he has assisted with the financial reporting and other administrative functions.  He was being compensated at a $2,000 per week, and is currently owed $26,000 at the time of his conversion to CEO.  His fees have accrued and will be paid when the company achieves sufficient funding.  Upon funding, he will become a full-time employee and his compensation will be a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to $100,000. Effective immediately, he will receive a restricted stock grant of 500,000 shares of restricted common stock. The charge to earnings for the issuance was $50,000.  The shares are subject to a reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  If he fails to remain for the duration or to achieve the management objectives, certain number of the shares will be cancelled. He will also participate in any other executive benefits programs that are made available to other executives of equal statue in the public holding company.  On December 30, 2016, Mr. Knauf was awarded 100,000 shares of restricted stock by the Board of Directors as additional compensation for the services provided 2016. The charge to earnings for the issuance was $19,000.

On February 7, 2017 Mr. James Czirr joined the Board of Directors.  Mr. Czirr, age 62, most recently served as Chairman of the Board from 2009 to 2016 of Galectin Therapeutics, Inc. (NASDAQ:GALT).  He now sits on the Board as the representative for their Series B Preferred holders. He is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P.   Mr. Czirr served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant for Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low-cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan.  He shall receive the customary 100,000 shares of restricted common stock for their service. The cost to the Company for this issuance is $11,000. The same candidate offered to buy 200,000 shares of restricted common stock at the same time. The consideration for the sale was $22,000, reflecting the closing price of $.11 per share on that day. The transaction has no impact on earnings as the shares were priced at the same cost as the closing price on the date of the purchase.

On February 14, 2017 the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to convert amounts owed to a shareholder for consulting services, cash advances and payment of invoices for the benefit of TNTY. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting the debts which are currently owed and equates to 258,657 shares, for a total cost to the Company of $36,211. This action hereby settles all outstanding past debts owed to the shareholder by TNTY up to February 14, 2017.

On February 14, 2017 the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to convert amounts owed to a vendor. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting $20,000 of debt in outstanding legal fees and expenses which are currently owed as of January 31, 2017, to 142,857 shares, for a total cost to the Company of $20,000.

On February 14, 2017 the Board authorized the issuance of restricted shares to convert the last 3 month’s salary ($4,000 per month for a total owed of $12,000) of 2016 owed to a Director serving as its Interim President. The price per share used was the closing price of $0.14 per share which equates to 85,714 shares of TNTY. This action hereby settles all outstanding past debts owed to the Director by TNTY up to February 14, 2017.

TRUE NATURE HOLDING, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Note 13 – Subsequent Events (Continued)

On February 14, 2017, the Board of Director appointed Louis Deluca as the Chief Operating Officer of True Nature Holdings, Inc. Mr. Deluca, age 58, served as VP of Operations for Mondetta US, Inc. an online apparel designer and retailer, from 2015 to 2016.  From 2012-2015, he served as the COO of The Ivory Company, a multichannel home décor retailer based in Atlanta, GA.  From 2007 to present, Mr Deluca was the Founder and CEO of Marietta Sign Company, a manufacturer and designer of customer signage based in Atlanta, GA. From 1981 to 2007, he served as Director of Inventory Planning and Sourcing at The Home Depot. He received a Technical Drafting Certificate from Gwinnett Technical College in 1977 and studied Business Management at the University of Phoenix.

Upon funding, Mr. Deluca will become a full-time employee and his compensation will be a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to $100,000. Effective immediately, he will receive a restricted stock grant of 500,000 shares of restricted common stock. The charge to earnings for the issuance was $50,000.  The shares are subject to a reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  If he fails to remain for the duration or to achieve the management objectives, certain number of the shares will be cancelled. He will also participate in any other executive benefits programs that are made available to other executives of equal statue in the public holding company.

On February 14, 2017, the Board of Director appointed Susanne Leahy as the Chief Finance Officer of True Nature Holdings, Inc. Mr Christopher Knauf, will no longer be the Chief Finance Officer of the Company and will now serve solely as the Chief Executive Officer. Ms. Leahy, age 47, served as the SVP of Finance and Operations for Cinedigm (NASDAQ: CIDM) from 2012-2016.  From 2000-2012, she served as VP of Finance and Operations for New Video group, a home entertainment distributor company based in New York NY.  Ms. Leahy received a BS in Accounting from New York Institute of Technology in 1995.

Upon funding, Ms. Leahy will become a full-time employee and her compensation will be a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to $100,000. Effective immediately, she will receive a restricted stock grant of 500,000 shares of restricted common stock. The charge to earnings for the issuance was $50,000.  The shares are subject to a reverse vesting that requires her to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  If she fails to remain for the duration or to achieve the management objectives, certain number of the shares will be cancelled. She will also participate in any other executive benefits programs that are made available to other executives of equal statue in the public holding company.

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

Our total operating expenses for the three months and nine month periods ended September 30, 2016 pertaining to continuing operations were $2,143,463 and $4,655,818 respectively. For the same periods in 2015, the continuing operating expense was $0 and $0. They were comprised primarily of expenses of $1,346,021 and $2,277,104 pertaining compensation expense, $402,266 and $534,766 professional fees related to SEC and audit filings services and legal expense.

There is $109,919 and $174,857, of interest expense for the three and nine months ended September 30, 2016, respectively, pertaining to interest incurred for outstanding debentures that were not converted resulting from the spin-out, and the convertible promissory notes.

There was a loss on the conversion of payables into common shares for continuing operations that resulted in debt extinguishment expense of $206,329 for the nine months ended September 30, 2016 resulting from legal expenses that were converted into shares.

For the three months and nine month periods ending September 30, 2016, net loss from discontinued operations were $0 and $0 for the three and nine month periods respectively. For the three and nine month periods ending September 30, 2015, net loss from discontinued operations were $481,120 and $1,803,316, respectively. On December 31, 2015, the Company completed the restructuring and spin-out of its software educational business, resulting in True Nature Holding, Inc. becoming purely focused on acquiring a series of compounding pharmacy businesses, largely direct to consumers, doctors and veterinary professionals. The results of the operations associated with the spin-out company and Trunity Holdings, Inc., qualifies as discontinued operations as of and for the three and nine month periods ended September 30, 2015.

For the three months and nine month periods ended September 30, 2016, the Company had a net loss of $2,269,711 and $5,037,004 respectively. For the same periods in 2015, the Company had a loss of $481,120 and $1,803,316, respectively.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of September 30, 2016, we had a working capital deficit of $1,404,770 Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the nine months ending September 30, 2016, the Company had negative cash flow from Operations of $270,847. This was mainly offset through the net proceeds from the sale of common stock and promissory notes combined totaling $242,662. For the nine month period, the Company had a net negative cash flow of $28,185.

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

Short term Loans

As a result of the acquisition of P3 Compounding of Georgia, LLC the Company had a short-term loan with a loan agency for a principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, on October 24, 2016, of the loan the total repayment amount will be $72,280. As of September 30, 2016, the carrying value of this short-term loan was $26,925. For the three and nine months ended September 30, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $18,938 was amortized during the period ended September 30, 2016.

On July 11, 2016, the Company entered into a short-term loan with a loan agency for the principal amount of $48,000. Under the terms of the loan, the Company will make daily payments of $434.38 for a term of 160 for a total repayment amount of $69,500. As of September 30, 2016, the carrying value of this loan was $45,175. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $21,500 and $10,884 was amortized during the period ended September 30, 2016.

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

On September 19, 2016, The Company entered into an engagement with Elizabeth James to provide business development services to the Company. In exchange for that service, the Company issued 250,000 shares valued at $2,500 with additional paid in capital of $62,500 for a total valuation of $65,000.

On September 19, 2016, The Company entered into an engagement with Harold Erhard to provide business development services to the Company. In exchange for that service, the Company issued 250,000 shares valued at $2,500. In exchange for that service, the Company issued 250,000 valued at $2,500 with additional paid in capital of $62,500 for a total valuation of $65,000.

On September 19, 2016, The Company entered into an engagement with Steeltown Consulting to provide business development services to the Company. In exchange for that service, the Company issued 250,000 shares valued at $2,500 with additional paid in capital of $62,500 for a total valuation of $65,000.

On September 19, 2016, The Company entered into an engagement with Piggyback Ventures to provide business development services to the Company. In exchange for that service, the Company issued 250,000 shares valued at $2,500 with additional paid in capital of $62,500 for a total valuation of $65,000.

On September 19, 2016, The Company entered into an engagement with Kevin Novack to provide business development services to the Company. In exchange for that service, the Company issued 15,000 shares valued at $150 with additional paid in capital of $3,900 for a total valuation of $4,050.

On September 26, 2016, The Company issued to Amy Lance, Mack Leath, and Jordan Balencic of 100,000 shares valued at $27,990 as compensation for become members of the Board of Directors.

On September 28, 2016, The Company entered into an agreement with Frank Lightmas to convert his legal service fee to shares of the Company. In exchange for that conversion, the Company issued 500,000 shares valued at $150,000. The Company issued 100,000 shares valued at $26,900 Dr. James Murray to convert his May 19, 2016 loan to shares.

On September 30, 2016, The Company entered into an agreement with Foundation for Innovation to convert their business consulting fees to common shares. In exchange for that conversion, the company issued 966,666 shares valued at $290,000

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

During the third quarter of 2016, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In December 2015 we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities. We entered into a settlement agreement with NCSE as of September 27, 2016. We have recorded an amount in our payables of $75,000 for this obligation. This balance remains unpaid as of March 16, 2017.

ITEM 1A.

RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 2, 2016.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2016 Private Placements

During the nine months ended September 30, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

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

2015 Private Placements

The Company acquired 100% of the membership interests of Newco4pharmacy, LLC, a business aimed at creating a nationwide network of compounding pharmacies. The consideration paid was the issuance of a newly created Preferred stock which was exchanged on December 31, 2015 for 10,000,000 shares of our common stock. The Company obtained approximately $106,900 in cash from Newco4pharmacy. Funds received resulted from a Newco4pharmacy membership interest sale prior to the transaction. As a result of this transaction the Company issued Founders shares of 3,488,900 to the CEO and Founder, Stephen Keaveney and 3,988,900 to individuals and entities that were instrumental in the formation of the N4P business. The Company also issued 455,000 shares to broker-dealers and 1,353,200 to other individuals for services performed in connection with the formation of the company.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of September 30, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $21,649. For the three and nine months ended September 30, 2016, interest expense related to the Debenture was $8,312. This note is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of September 30, 2016, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $2,606. For the nine months ended September 30, 2016, interest expense related to the Debenture was $1,020. This note is currently in default.

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

TRUE NATURE HOLDING, INC.

Dated: March 16, 2017	By:	/s/ Christopher Knauf
Christopher Knauf
Chief Executive Officer