Form 10-K
period 2016-12-31
True Nature Holding, Inc.
filed 2017-04-17
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(404) 913-1802

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

As of April 14, 2017, the registrant had 17,213,894 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUE NATURE HOLDING, INC.

TABLE OF CONTENTS

		PAGE
PART I		5

Item 1.	Business	5
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

PART II		34

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9B.	Other Information	69

PART III		57

Item 10.	Directors, Executive Officers and Corporate Governance	70
Item 11.	Executive Compensation	77
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	82
Item 14.	Principal Accountant Fees and Services	83

PART IV		84

Item 15.	Exhibits	84

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “True Nature” “we”, “us” and “our” refer to True Nature Holding, Inc.

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

EXPLANATORY NOTE: At 12/31/15 the Company completed a restructuring that included a "spin-out" of the educational software business to its shareholders, and the acquisition of a development stage business focused on a roll-up of businesses in the compounding pharmacy area. During 2016 there were numerous events and changes as it sought to implement its pharmacy roll-up, and the challenges it encountered. Those changes continued through Q4 of 2016, and into Q1 of 2017. Beyond the "perspective" required in the Form 10K, management has included "prospective" information, including strategic planning and subsequent events past the 12/31/16 period. We encourage all readers to review all of the Company filings on the SEC Edgar web site, as well as the Company web site, truenaturepharma.com.

PART I

ITEM 1.     BUSINESS

Company Overview

True Nature Holding, Inc. (the “Company”), previously known as Trunity Holdings, Inc., a Delaware “C” corporation, became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”). Trunity Holdings, Inc. was the parent company of the prior educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders. On December 9, 2015 the Company made a decision to restructure Trunity Holdings, Inc., having acquired Newco4pharmacy, LLC, a development stage business aimed at a roll-up of compounding pharmacy businesses

True Nature Holding, Inc. is executing on a business plan to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. During 2016 the Company negotiated several agreements for the acquisition of compounding pharmacy operations, and consummated one (1). P3 Compounding Pharmacy, dba Integrity Compound, of Dunwoody Georgia completed the transfer of its pharmacy license, and was acquired on June 29, 2016. Management quickly determined that its financial needs and business plan was not in concert with the financial goals of the Company, and on September 30, 2016, the Company was deconsolidated. As a result of the deconsolidation, we do not have any operations under management at this time. The Company has since installed new management and a refined business plan for roll-up, and executed a letter intent, and other informal agreements to proceed on its plans.

Description of Pharmaceutical Compounding

Today, the vast majority of medications are mass-produced by pharmaceutical drug companies. They aim to treat a specific medical condition for a large segment of people. Problems can arise when a patient has a medical condition that can’t be treated by one of these mass-produced products. Pharmaceutical compounding (done in compounding pharmacies) is the creation of a particular pharmaceutical product prescribed by doctors to fit the unique needs of a patient that can’t be met by commercially available drugs. To do this, compounding pharmacists combine or process appropriate ingredients using various tools. This may be done for medically necessary reasons, such as to change the form of the medication from a solid pill to a liquid, to avoid a non-essential ingredient that the patient is allergic to, or to obtain the exact dose(s) needed or deemed best of particular active pharmaceutical ingredient(s). It may also be done for more optional reasons, such as adding flavors to a medication or otherwise altering taste or texture. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. Compounding pharmacies (and pharmacists) adhere to standards and regulations set by the U.S. Pharmacopeia, National Association of Boards and State Boards of Pharmacy for quality assurance and accuracy. The compounding pharmacy business has the potential to provide high margins, and allow the pharmacy to specialize is certain solutions for specific maladies, so it can target specific markets efficiently. Licensing of these businesses can be under a “503A” license where only a prescription for an individual can be filled, or a “503B” license, which allows the operator to prepare medications for both individuals, and for stocking inventory at doctor's offices and hospitals.

New Divisional Structure

During 2016, and following the deconsolidation of P3, we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (IP), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems, into a dedicated subsidiary. While we expect immediate financial results from the retail and compounding areas, we believe the IP and technology business will require substantial time to mature into a profitable business.

As a result of this revised approach, the Company intends to create three (3) wholly owned subsidiaries to hold its operations.

The first, "TN Retail, LLC" will hold its retail storefront operations. These storefront locations will provide both conventional pharmacy products, as well as unique compounding based solutions. The store will focus on "healthy, holistic and natural solutions", along the lines of a "Whole Foods of Pharmacy" like marketing approach. This becomes the "feeder system" for sales to our planned compounding production facilities.

There will be a separate subsidiary for its compounding pharmacy, back office production and central fill operations called "TN Compounding, LLC". This will initially be focused on the acquisition of 503a license operations, though management has envisioned a network of these facilities located regionally. It may consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

Lastly, it expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations will be unique to its operations, and some it expects to either license to others for mass market distribution, or it may produce for stocking inventory at a 503b qualified facility. The entity "TN Technologies, LLC" will hold those intellectual property assets, as well as other novel new approaches it may engage in, directly, or under a license granted from the holders.

Acquisition of Compounding Pharmacy Businesses and Financing

The Company intends to target compounders who have a) strong regulatory compliance history, b) a record of profitable operations, c) a large cash payor component (vs. insurance reimbursement), or an ability to shift from insurance to cash for their revenue, d) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders, and e) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

We have agreements in place, or in negotiation, for the acquisition of three (3) unique business operations. In total, they finished 2016 with over $30 million in annualized revenue, and, when owners’ compensation is backed out, and going forward management and costs included, should perform profitably. All have long operating histories, and all are currently profitable. Each acquisition is unique and come with different risks. We always note that past performances are not indicative of future results.  Any past success is no guarantee of future profitability.

The “Southeast Group” is a three-unit compounding operation who finished 2016 at over $25 million in revenues, up from $15 million in 2015. They have large library of specialty formulations. They would become the largest “hub” and expand their distribution through the pending retail expansion, which begins with the “Miami Group”, with overnight home delivery at pass-through costs.

The “Miami Group” is a small retail pharmacy operation who current does 30% in compounding. They operate inside of a grocery chain, renting space from the Hispanic oriented chain in two (2) of their sixteen (16) units. Each store has over 1,500 unique client experiences, and thus far the current management has done nothing to leverage that built-in traffic. We believe the units where a new footprint can be established with generate around $1 million in annualized sales in the first 12 months after opening, and will reach their maximum at around $2 million in annualized sales. Currently the operations are thinly staffed and do not operate even 40 hours a week. Our plans are to make this the “spoke” and move any significant preparation work to a “hub” site, either at the “Southeast Group” location, or in the “Florida Group” location.

The “Florida Group” is the business upon which the business plan was originally formed in 2016. They have a 15-year operating history, are an all cash business (no insurance reimbursement). They do half their business with veterinary operations, an area we would very much like to grow. The finished 2016 at over $2.7 million, up from $2.5 million, and they have no sales effort, no marketing and no significant presence. They have been size constrained by their facility size, and the lack of sales and marketing, though in early March they will move into a new space, fully compliant with the new USP 800 regulations. They will be the “hub” for most of the Florida operations, and their specialty formations fit the older, Florida market.

Changes in Management and Board of Directors

Since the spin-out of the educational software business in December 2015, we have transitioned both the management team and our Board of Directors. Other than an individual allocation of 100,000 shares of restricted common stock as an annual stipend for each of the members of the Board of Directors, no payments were made to any member of management, or the Board, for compensation during 2016.

We began 2016 with five (5) directors, and a single member of the management team.  By the First Quarter of 2017, the Company had in place four (4) directors and three members of the management team.

Name	Age	Director Position and Offices	Appointed	Resigned
Richard M Davis	67	Director	10/1/2012	1/19/2016
Ivan Berkowitz	57	Director	11/1/2013	1/19/2016
Jeffrey Cosman	45	Director	12/9/2015	05/25/2016
Stephen Keaveney	53	CEO, CFO, Chairman of the Board	12/9/2015	9/27/2016
William Ross	70	Director	1/29/2016	4/11/2016
James Driscoll	54	CEO, Chairman of the Board	4/11/2016	9/26/2016
Mr Phillip Crone	??	Director	5/25/2016	9/26/2016
Amy Lance	50	Chairman of the Board	9/26/2016	In Place
Mack Leath	59	Director, Secretary, Compensation Committee Member	9/26/2016	In Place
Jordan Balencic	30	Director	9/26/2016	In Place
James Czirr	63	Director	2/7/2017	In Place	[1]
1) The event occurred after 12/31/2016.

Name	Age	Management Position and Offices	Appointed	Resigned
Casey Gaetano	30	VP of Corporate Development	4/29/2016	9/26/2016
Gary Meyers	51	Chief Compliance Officer	7/6/2016	9/23/2016
Christopher Knauf	44	Chief Executive Officer	1/25/2017	In Place	[1]
Louis Deluca	58	Chief Operations Officer	2/14/2017	In Place	[1]
Susanne Leahy	48	Advisor	2/14/2017	In Place
1) The event occurred after 12/31/2016.

On January 19, 2016, Richard H. Davis and Ivan Berkowitz were removed from the Board of Directors of True Nature Holding, Inc. (the “Company”) and the total number of board members was reduced from five to three members. The removals were approved by a majority of the Company’s board and by a majority of the Company’s shareholders through the written consent of the holders of a majority of our issued and outstanding voting securities.

On April 11, 2016, the Board of Directors accepted the resignation of Dr. Jeffrey Cosman as a Board member.  He joined the Board on December 9, 2015 and resigned to commit all his time to pursuing the continued development of his other businesses.

On April 11, 2016, the Board of Directors elected Mr. James Driscoll, age 54, to the Board of Directors. On September 26, 2016, he resigned from all positions with the Company, in conjunction with the spin-out of the previously acquired P3 business.  In conjunction with his resignation he agreed to waive any accrued pay, and cancelled all warrants he had previously been issued.

On April 11, 2016 Dr. William Ross, age 70, advised the Company that he desired to resign from the Board of Directors, as he intends to retire from all business activities. The Board accepted his resignation.

On May 25, 2016, the Company announced that it appointed Mr. Phillip Crone to its Board of Directors, and accepted his resignation on September 27, 2016 in conjunction with the spin-out of the P3 acquisition.

On September 27, 2016, Stephen Keaveney resigned in conjunction with the spin-out of the P3 acquisition. In conjunction with his resignation he agreed to waive any accrued pay, and return a substantial number of the shares he held as a founder of Newco4pharmacy, LLC, which had been exchanged for restricted common stock when Newco4pharmacy, LLC was acquired by the Company in 2015.

On September 26, 2016, the Board unanimously voted to appoint Mack Leath, Amy Lance and Dr. Jordan Balencic as Directors, and appointed Amy Lance as Chairman of the Board and interim CEO. Mr. Leath will serve as Secretary and Interim President.  Both Mr. Leath and Ms. Lance are to receive compensation of $4,000 per month for their services as the interim management team. These amounts, $12,000 each through December 31, 2016, have been accrued for payment when the capitalization of the Company is sufficient to be paid. Their background is noted below:

Ms. Amy Lance, age 50, joined the Board as Chairman of the Board and served as Interim CEO. Ms. Lance has extensive business experience as well as real estate related activities, in the Southeastern, US. Ms. Lance graduated from The University of Georgia with a BA in Business Management in 1988.

Mr. Mack Leath, age 59, was appointed to the Board of Directors, and as Secretary of the Company.  Mr. Leath was the Interim President of the Corporation. He is an experienced business executive, with an emphasis on sales and marketing as well as start-up oriented financing transactions. Mr. Leath graduated from North Carolina State University with a B.S. in Business Administration; 1986.

Dr. Jordan Balencic, D.O. age 30, is a physician of internal medicine, entrepreneur and founder of businesses in the social marketing, telemedicine and web services areas. He graduated from Lake Erie College of Osteopathic Medicine in 2013, and has a B.S. from Gannon University in Biology. He belongs to numerous professional organizations and is involved with the Veterans Administration as a primary care physician.

Non-Executive Advisory Board

On September 28, 2016, the Board agreed to create a non-executive, non-governance Advisory Board and appoint individuals who have technical skills in the healthcare and pharmacy area, and who can advise the Company. These are non-operational roles, and are not subject to the requirements of Section 16 of the Securities Act.  Their compensation shall be the issuance of 100,000 shares of restricted common stock for the next 12 months of service. The initial appointment shall be 1) Dr. McMurray, age 75, who was an early investor in the Company, a 40+ year practicing Urologist located in Huntsville, AL, and 2) Philip Giordano, who is the owner of a company pharmacy.  The Company is actively looking for advisors to fill the remaining positions with properly qualified individuals.

Changes Subsequent to December 31, 2016

We began 2016 with five (5) directors and a single member of the management team. By the First Quarter of 2017, the Company had in place four (4) directors and three members of the management team.  We believe that True Nature’s management team can remain small in the near term, and will consist of a four-person management team with experience in 1) public company accounting and finance, 2) multi-unit supply chain management including retail and wholesale operations, 3) brand marketing aimed at consumer through online and traditional retail channels, and 4) public equity finance.  We believe our current team addresses most of these areas, and we anticipate further additions as our size, and funding, can allow.  Biographical and other information on our executive officers and directors is set forth in “Item 10: Directors, Executive Officers, and Corporate Governance” of this Report.

On January 25, 2017, the Board of Director appointed Christopher Knauf, age 44, as the Chief Executive Officer and Chief Financial Officer of the Company.  From 2014 to present, Mr. Knauf served as a consultant for small to mid-size emerging growth companies, both public and private.  From 2012 to 2014, he served as CEO and CFO of Built NY, Inc, a consumer products company based in New York, NY.  Prior to that, from 2004 to 2012, Mr. Knauf was Head of Finance and Operations for the Consumer Products division of A+E Networks, Inc, a provider of television content worldwide.  From 2002 to 2004, He was the CFO of Intermix, Inc, a New York, NY based apparel retailer.  His education includes an MBA, Finance concentration, 1999, Fordham University, New York, NY. BS, Finance, 1995, Fairfield University, Fairfield, CT

On February 7, 2017 Mr. James Czirr joined the Board of Directors.  Mr. Czirr, age 62, is most recently involved with Galectin Therapeutics, Inc. (NASDAQ:GALT), both personally and as an investment his funds. He served as Chairman of the Board for Galectin from February 2009, and Executive Chairman from February 2010 until January 2016. He now sits on the Board as the representative for their Series B Preferred holders. He is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low-cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan.

On February 14, 2017, the Board of Director appointed Louis Deluca as the Chief Operating Officer of True Nature Holdings, Inc. Mr. Deluca, age 58, served as VP of Operations for Mondetta US, Inc. an online apparel designer and retailer, from 2015 to 2016.  From 2012-2015, he served as the COO of The Ivory Company, a multichannel home décor retailer based in Atlanta, GA.  From 2007 to present, Mr. Deluca was the Founder and CEO of Marietta Sign Company, a manufacturer and designer of customer signage based in Atlanta, GA. From 1981 to 2007, he served as Director of Inventory Planning and Sourcing at The Home Depot. He received a Technical Drafting Certificate from Gwinnett Technical College in 1977 and studied Business Management at the University of Phoenix.

On February 14, 2017, the Board of Director engaged Susanne Leahy as Advisor, subject to certain conditions, to assist with financial reporting and accounting in the interim.  Ms. Leahy, age 47, served as the SVP of Finance and Operations for Cinedigm (NASDAQ: CIDM) from 2012-2016.  From 2000-2012, she served as VP of Finance and Operations for New Video group, a home entertainment distributor company based in New York NY.  Ms. Leahy received a BS in Accounting from New York Institute of Technology in 1995.

On March 23, 2017, the Board of Directors appointed Leo Smith to the non-executive Advisory Board.  Leo Smith, 48, former Chairman of the Board of Directors and former Chief Executive and Chief Financial Officer of several private and U.S. public companies, is mostly focused on Mergers and Acquisitions and consolidating small private companies into larger public companies that will bring value and strong dividends to its investors, and shareholder base.

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

We are a company focused on consolidation of the compounding pharmacy industry through opportunistic acquisitions, starting in the Southeast and then expanding across the US. We expect to rapidly scale the business through a combination of profitable acquisitions, organic growth and economies of scale. The concept is that a national organization can more effectively leverage a broader product line and operational efficiencies. We also intend to compliment the non-retail compounding distribution model, with retail units embedded inside existing grocery businesses and through an online “ecommerce” model.

There will be three (3) operating divisions under the publicly traded holding company. The first, expected to be named “TN Retail, LLC” would hold its retail storefront operations which would provide conventional pharmacy products and unique compounding based solutions. The store would focus on “healthy, holistic and natural solutions,” along the lines of a “Whole Foods of Pharmacy” -style marketing approach which would become the “feeder system” for sale to the Company’s expected compounding production facilities.

The second anticipated separate subsidiary would hold its compounding pharmacy, back office production and central fill operations and is expected to be named “TN Compounding, LLC.” This would be a 503a licensed operation initially, although the Company’s management envisions a network of these facilities located regionally. It may eventually consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

Lastly, the Company expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations are expected to be unique to its operations, and some may be licensed to others for mass market distribution, or may be produced for stocking inventory at a 503b qualified facility. The entity is expected to be named “TN Technologies, LLC” and will hold those intellectual property assets, as well as other novel new approaches it may engage in, directly, or under a license granted from the holders.

The Company intends to target compounders who have a) strong regulatory compliance history, b) a record of profitable operations, c) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders, and d) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

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

b.	Approximately 65 percent of U.S. household’s own pets, the most common being dogs and cats, which equates to 79.7 million homes;
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

Industry Overview

The following information was taken from this report on the Compounding Industry: IBISWorld Industry Report OD5706 Compounding Pharmacies in the U.S., dated January 2015 by Sarah Turk. A copy of this report is available for download from our web site at: http://truenaturepharma.com/links.

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

Current Performance

During the past five years, the Compounding Pharmacies industry has exhibited growth, thanks to an increase in the number of dispensed prescriptions. As the burgeoning elderly population has dealt with a number of chronic illnesses that require medication, demand for compounded pharmaceuticals has risen. For example, patients have used compounded prescriptions to access medications in alternative dosages, routes of administration, ingredients (due to patient allergies) and flavorings than drugs that were commercially available. Moreover, the shortage or termination of prescriptions from drug manufacturers’ product portfolio has stimulated demand for compounded prescriptions. In the five years to 2015, industry revenue is anticipated to increase at an annualized rate of 2.4% to $5.6 billion, including 7.3% growth in 2015, due to a rise in the number of prescription shortages. For example, according to data from the United States Government Accountability Office, the number of active drug shortages has increased from 328 in 2010 to 361 in 2013 (latest data available), which has benefited some compounding pharmacies because they were able to supply drugs to hospitals and patients that may have otherwise come from another source. Profit is expected to increase from 25.7% of industry revenue in 2010 to 26.5% in 2015, due to the prescription shortage enabling operators to markup industry product prices.

Growing Opportunity

Nevertheless, the burgeoning elderly population has provided a driver for the industry. The number of adults aged 65 and older is expected to grow at an annualized rate of 3.4% during the five years to 2020. More elderly patients have visited their physician, which has stimulated demand for prescriptions. Because the burgeoning elderly population has required more prescriptions to address their numerous chronic illnesses, demand for compounded pharmaceuticals has grown. For example, as the number of stroke patients rose, so did the prevalence of dysphagia, or a patient’s inability to swallow. Because of this trend, demand for compounded medications with alternative routes of administration increased. Additionally, the industry also provides compounded medications for pets. The number of pet owners is expected to grow at an annualized rate of 2.3% during the five years to 2020. Because of this growth, more pet owners will be required to obtain compounded drugs to increase their pet’s compliance with medications. For example, pet owners may demand compounded drugs to cater to their pets’ individualized needs, such as allergies and complications with the drug’s route of administration.

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

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The Drug Quality and Security Act of 2013 (DQSA) clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient based on a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient, and Section 503A limits the distribution of compounded drug products outside of the state in which the pharmacy is located, as described in the previous paragraph. 503A also provides certain requirements for compounding from bulk substances and prohibits compounding of products that have been withdrawn from the market for reasons of safety or efficacy and products that are demonstrably difficult to compound.

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

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons’ age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and our customers may choose to seek available reimbursement opportunities to the extent that they exist. We are currently in communications with third-party public and private payors regarding potential reimbursement options for certain of our proprietary formulations and we have begun hiring public and private payor billers in anticipation of the potential reimbursement opportunities for certain formulations. However, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the Health Reform Law), will result in sweeping changes to the existing U.S. system for the delivery and financing of health care and may have a considerable impact on our business. Thus, we may be unable to satisfy the requirements of Medicare, Medicaid or other third-party payors and we may never be able to obtain reimbursement from such payors for any of our formulations. To the extent we obtain third-party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

Management

We believe that True Nature’s management will remain small in the near term, and will consist of a four-person management team with experience in 1) public company accounting and finance, 2) multi-unit supply chain management including retail and wholesale operations, 3) brand marketing aimed at the consumer through online and traditional retail channels, and 4) public equities financing.  We believe our current team address most of those areas, and we anticipate further additions as our size, and funding, will allow.  Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Report.

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

As an EGC, we are not required to take advantage of all the benefits made available to us under the JOBS Act described above, but may instead opt-in to certain of those scaled-back disclosures and phased-in requirements as we so desire. However, as discussed above, we are not permitted to selectively opt-in with respect to compliance with new or revised accounting rules or pronouncements. Accordingly, we have irrevocably elected to opt out of compliance with any new or revised accounting principles until any such rules become applicable to private companies.

Under the JOBS Act, we will retain our status as an EGC until the earliest of: (1) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as may be adjusted under the JOBS Act) or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (3) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” under Rule 12b-2 promulgated under the Exchange Act.  It should be noted that we also currently qualify as a Small Reporting Company (“SRC”). Thus, if we are no longer an EGC, we will continue to be exempt from the auditor attestation requirements of SOX and eligible to comply with the Reduced Executive Compensation Disclosures for so long as we qualify as a SRC. We also may elect to provide other scaled-back disclosures applicable to SRCs (not just those relating to Reduced Executive Compensation Disclosures).

Other Corporate Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC and make such filings available, free of charge, on truenaturepharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC Web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Please read all our filings with the SEC and review information on our web site at truenaturepharma.com .

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

Dependence on Management

In the early stages of development, the Company’s business will be significantly dependent on the Company’s management team. The Company’s success will be particularly dependent upon our senior management. The loss of any one of these individuals could have a materially adverse effect on the Company.

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

Even if we were to file international patent applications for any of our current or future proprietary formulations and patents were issued or approved, it is likely that the scope of protection provided by such patents would be different from, and possibly less than, the scope provided by corresponding U.S. patents. The success of our international market opportunity would be dependent upon the enforcement of patent rights in various other countries. Several countries in which we could file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which would make it difficult for us to stop a party from infringing any of our intellectual property rights. Even if we have patents issued in these jurisdictions, our patent rights may not be sufficient to prevent generic competition or unauthorized use. Moreover, attempting to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

We currently have three executives in place, our CEO, COO, and an Advisor. The recruitment of key personnel will be critical to our success. Our CEO, COO, and Advisor along with other senior managers will play a primary role in creating and developing our current business model, and securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We will be highly dependent on this team for the implementation of our business plan and the future development of our assets and our business, and the loss of any key member of the senior team’s services to and leadership of our Company would likely materially adversely impact the Company. We presently do not expect to have key man insurance for our senior manager(s).

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

Our executive officers and directors own or have the right to acquire approximately 20% of our shares that would be outstanding following such issuances. The sale of even a portion of these shares, or the perception that such sales may occur, would likely have a material adverse effect on our stock price. In addition, these persons, acting together, have the ability to exercise significant influence over or control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us, and to control our management and affairs. Additionally, since our Amended and Restated Certificate of Incorporation and Bylaws permit our stockholders to act by written consent, a limited number of stockholders may approve stockholder actions without holding a meeting of stockholders.

This concentration of ownership may harm the market price of our common stock by, among other things:

a.

delaying, deferring, or preventing a change in control of our Company or changes to our Board of Directors,

b.

impeding a merger, consolidation, takeover, or other business combination involving our Company,

c.

causing us to enter into transactions or agreements that are not in the best interests of all stockholders,

d.

discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Possible Adverse Effects of Authorization and Issuance of Preferred Stock

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the Common Stock, or depress the market price of the Common Stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

 We have a small office that is owned by one of our shareholders, and who allows us to use it at no-charge. Eventually, we will have to rent office space, but for the near term this situation is satisfactory.

ITEM 3.      LEGAL PROCEEDINGS

In December 2015, we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities.  We put forth a vigorous defense including counterclaims. On September 23, 2016, the Company settled the proceeding with NCSE for a lump sum cash payment of $48,500 to be paid on or before November 4, 2016, or $75,000 if paid at a later date. We had legal expenses in excess of $100,000 associated with the lawsuit.  The Company is fully indemnified for any and all costs by Trunity, Inc., the spin-out entity which holds the assets and operations of the prior educational software business.  We have made a formal demand for reimbursement for these related expenses from Trunity and intent to take all actions needed to collect the reimbursement.

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Chief Compliance Officer. Mr Meyer was terminated as of September 23, 2016. After being terminated, Mr. Meyer threatened to take legal action against the Company for breach of an alleged employment agreement. The Company took a reserve of $280,000 at September 30, 2016 in consideration of any potential claims that might be brought by Mr. Meyer. On December 31, 2016, Mr. Meyer and the Company entered into a Settlement Agreement and Release under which Mr. Meyer fully releases and indemnifies the Company against any claims he might have in consideration of the issuance of 150,000 shares of restricted shares of the Company's common stock, at a recorded cost of $28,620.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “TNTY” (which was not changed as a result of the Merger). The quoted stock prices below reflects a 1 for 101 reverse stock split that was effective January 20, 2016.

The following table shows the high and low closing prices for the periods indicated

Quarter ended	High	Low
31-Mar-16	$2.38	$0.83
30-Jun-16	$3.48	$0.51
30-Sep-16	$0.80	$0.16
31-Dec-16	$0.31	$0.11

Quarter ended	High	Low
31-Mar-15	$9.09	$9.09
30-Jun-15	$2.02	$2.02
30-Sep-15	$2.01	$2.02
31-Dec-15	$1.01	$1.01

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

The last sale price of our common stock as reported on the OTC Bulletin Board and OTCQB on March 31, 2017 was $0.54.  As of April  10, 2017, there were 526 record holders of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance, the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common shares at a price of $0.30 per share to extend the term of the loan agreement.  The cost to the Company was $4,050 in Interest Expense.  On January 27, 2017, the Company issued the lender an additional 15,000 restricted common shares at a price of $0.14 per share to extend the term of the loan agreement.  The cost to the Company was $2,100 in Interest Expense.

During the quarter ended March 31, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

On April 29, 2016, in conjunction with a previously announced acquisition of Integrity Compounding Pharmacy (P3), the Company issued to the former shareholders of P3 340,000 shares of common stock.  On September 30, 2016, the acquisition of P3 was deconsolidated from the Company’s financials. As part of the deconsolidation, the Company issued  340,000 restricted common shares.  The issuance was valued at $3.48 per share for a total value of $1,183,200.  The executive of P3 was issued 125,000 restricted common shares as compensation for an employment agreement in relation to the acquisition. The employment agreement was terminated and all obligations were canceled.  The executive retained the shares issued as part of the separation agreement.  The shares were valued at $3.48 per share and the expense to the Company was $435,000.

On September 19, 2016, the Company agreed to issue 250,000 shares each, a total of 1 million shares, of restricted common stock to four (4) advisors as consideration for services related to the discontinuation of the P3/Integrity business and its deconsolidation. The share price on the date of the agreement was $0.26 and it will record a charge of $260,000 to the Company.

On September 26, 2016, the Board agreed to issue 100,000 shares of restricted common stock each to three (3) new Directors. The cost to the Company was $83,970.

On September 28, 2016, the Board has approved an issuance of 500,000 shares of restricted common stock for $134,500 in services, valued at $.269 per share.

On September 30, 2016, the Board agreed to cancel a consulting agreement with a shareholder, and its principals and directors. The Board hereby authorizes the issuance of shares at a valuation of $.30 per share for all obligations fully owed under to these parties, to be issued as directed by the parties, including, but not limited to A) $90,000 due for formation costs and as a founder of Newco4phamacy, LLC which was an obligation as of the December 2015 acquisition of Newco, B) $120,000 due for consulting under a previously disclosed consulting agreement, C) approximately $80,000 owed for expenses incurred and monies advanced for the benefit of the Company, for a total owed at this time of $290,000. Accordingly, a new issuance of 966,666 shares was issued to the shareholder.

On September 30, 2016, the Board has approved the satisfaction of  $103,671 under a borrowing agreement with a lender under terms that are consistent with other arrangements herein.

On September 28, 2016, the Board agreed to issue 100,000 shares of restricted common stock each to two individuals who were appointed to a newly created non-executive Advisory Board in consideration of their services during the next 12 months.  These are considered to have been earned as of this date. The cost to the Company was $53,800.

On September 28, 2016 the Company approved the issuance of 30,000 shares of restricted common stock  to a consultant, acting as an advisor to assist with the conversion of debt in conjunction with the spin-out.  The cost to the Company was $9,000.

The previous CEO, has agreed that any amounts owed under his employment contract including a previously issued warrant is cancelled including the vested warrants, and instead he will receive 200,000 restricted common shares.  The Company has accrued reimbursable expenses due to him at $7,355.

On December 30, 2016, the Board of Directors of the Company issued 100,000 shares of restricted common stock to a consultant, who subsequently became the CEO and CFO of the Company as compensation for his contribution during the prior 90 days. This charge to earnings for this issuance was $19,080;

On December 30, 2016, the Board of Directors issued 150,000 shares of restricted common stock in fulfillment of a Settlement Agreement with a former employee who had claimed his employment agreement had been breached upon his termination in September 2016. The charge to earnings for this issuance was $28,620;

On December 30, 2016, the Board voted to issue to the existing Board of Directors members 100,000 shares each of restricted common stock as additional compensation for services during the prior 90 days. Each of the recipients abstained from the vote on their issuance so as not to be voting on their own issuance, and did vote for the issuance to their fellow Board members. The charge to earnings for this issuance was $19,080, for each of the three (3) directors, or a total of $57,240.

Issuances Subsequent to December 31, 2016

On January 24, 2017, the Board granted to a member of Board of Directors 25,000 shares of restricted common stock as consideration for advances against certain of the Company's expenses. The Member of the Board of Directors abstained from the vote as to not be voting on his own issuance. The charge to earnings for the issuance was $2,500.

On January 25, 2017, the Board granted the newly appointed CEO and CFO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  The expense to the Company was $75,000.

On February 7, 2017, the Board appointed one (1) additional member to the Board of Directors. The appointed member shall receive the customary 100,000 shares of restricted common stock for their service. The cost to the Company for this issuance is $11,000. The same candidate offered to buy 200,000 shares of restricted common stock at the same time. The consideration for the sale was $22,000, reflecting the closing price of $.11 per share on that day. The transaction has no impact on earnings as the shares were priced at the same cost as the closing price on the date of the purchase.

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to convert amounts owed to a shareholder for consulting services, cash advances and payment of invoices for the benefit of TNTY. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting the debts which are currently owed and equates to 258,657 shares, for a total cost to the Company of $36,211. This action hereby settles all outstanding past debts owed to the shareholder by TNTY up to February 14, 2017.

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to convert amounts owed to a vendor. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting $20,000 of debt in outstanding legal fees and expenses which are currently owed as of January 31, 2017, to 142,857 shares, for a total cost to the Company of $20,000.

On February 14, 2017, the Board authorized the issuance of restricted shares to convert the last 3 month’s salary ($4,000 per month for a total owed of $12,000) of 2016 owed to a Director serving as its Interim President. The price per share used was the closing price of $0.14 per share which equates to 85,714 shares of TNTY. This action hereby settles all outstanding past debts owed to the Director by TNTY up to February 14, 2017.

On February 14, 2017, the Board granted the newly appointed COO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (1/3 per year)  and achieve certain management objectives in order to keep all of the shares .  The expense to the Company was $70,000.

On February 14, 2017, the Board granted a consultant, who has agreed to become an Advisor of the Company subject to certain conditions, 500,000 shares of restricted common stock.  The shares are subject to reverse vesting that requires her to stay with the company for three (3) years (1/3 per year)  and achieve certain management objectives in order to keep all of the shares .  The expense to the Company was $70,000.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $24,420.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $2,941.

All the shares issued in the transactions described above were issued in private placement transactions and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving a public offering.

Purchases by Issuer and Its Affiliates

None.

ITEM 6.      SELECTED FINANCIAL DATA

This Item is not required for Smaller Reporting Companies.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Overview

We are a company focused on consolidation of the compounding pharmacy industry through opportunistic acquisitions, starting in the Southeast and then expanding across the US. We expect to rapidly scale the business through a combination of profitable acquisitions, organic growth and economies of scale. The concept is that a national organization can more effectively leverage a broader product line and operational efficiencies. We also intend to compliment the non-retail compounding distribution model, with retail units embedded inside existing grocery businesses and through an online “ecommerce” model.

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

a)

According to one estimate, in 2014 veterinarians accounted for 58 percent of sales of pet medications, with brick and mortar retailers accounting for 28 percent and Internet/mail order retailers accounting for 13 percent;

b)

Approximately 65 percent of U.S. household’s own pets, the most common being dogs and cats, which equates to 79.7 million homes

c)

In 2014, Americans spent approximately $58 billion on their pets, including food, supplies, veterinary care, prescription and over the counter medication and other pet services and products. This figure represents tremendous growth since 2001, when comparable expenditures totaled $28.5 billion;

d)

In 2013, retail sales of prescription and non-prescription medications for dogs and cats was estimated at $7.6 billion. U.S. retail sales of companion animal pet medications are expected to grow to $10.2 billion by 2018, reflecting a compound annual growth rate of circa 5 percent

e)

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants. All warrants for the Company have been canceled at this time.

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

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

?

future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents

?

discount rates utilized in valuation estimates

?

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

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities will commence in the second quarter of 2017. As a result, our results of operations in the periods after commencement of our pharmacy operations will include aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

Years ended December 31, 2016 and 2015

There are no continuing operating sales and related cost of sales for the years ended December 31, 2016 and 2015, as the Company is implementing its business plan to acquire and develop compounding pharmacies. We plan to report revenue during 2017 if, and when, we close certain acquisitions of our compounding pharmacies. As a result of pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to these transactions.

Our total operating expenses for 2016 pertaining to continuing operations were $4,405,163 and were comprised of expenses including compensation expense for executives and Board of Director, professional fees for legal, management and accounting fees.

There is $269,367 of interest expense for the year ended December 31, 2016 pertaining to continuing operations and interest incurred for outstanding debentures.

There was a loss on the conversion of payables into common shares for continuing operations that resulted in expense of $206,329 for the twelve months ended December 31, 2016 resulting from liabilities that were converted into shares.

There was a net loss from continuing operations of $4,880,859 for the twelve months ended December 31, 2016. In comparison to 2015, the net loss from continuing operations was $65,652.  There was no revenue for the two fiscal years.  The increase in expenses were related to the aforementioned expenses.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities and short term borrowings. As of December 31, 2016, we had a working capital deficit of $1,065,999. Our working capital deficit is attributable to the fact that the Company began implementing its business plan of acquiring pharmaceutical compounding businesses at the end of fiscal 2015. No planned revenue activity will be reported until fiscal 2017.

Net cash used in operating activities from continuing operations was $269,508 for 2016 which primarily reflects our business development efforts that pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.

Net cash provided by financing activities for 2016 was approximately $241,323 which represents the cash that was received resulting from the sale of restricted common stock to accredited investors.

On December 31, 2015, the company had current assets of $45,185 and total liabilities of $564,873. The working capital deficit of $519,688.  This represents liabilities that were assumed by the Company from the restructuring of the former education business. On December 31, 2016, the current assets for the Company had decreased by 95% to $1,875.  Liabilities at the end of December 31, 2016 had increased by 89% to $1,067,874.  This represents an increase in the working capital deficit by 105%.

Specific details related to our financing activities are as follows:

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance, the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common shares at a price of $0.30 per share to extend the term of the loan agreement.  The cost to the Company was $4,500 in Interest Expense. On January 27, 2017, the Company issued the lender an additional 15,000 restricted common shares at a price of $0.30 per share to extend the term of the loan agreement.  The cost to the Company was $2,100 in Interest Expense.

During the quarter ended March 31, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $24,420.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $2,941.

Deconsolidation of Acquisition

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC, (“P3”). P3 received Georgia Board of Pharmacy approval for the transaction at the end of June 2016 and the transaction closed effective June 30, 2016. We determined after 90 days of operation that its financial needs did not meet the Company’s objectives, and it was unlikely to be able to contribute to the financial success of the Company in the near term. On September 30, 2016, we entered into an agreement with the former owners to deconsolidate the operations.

The fair value of the consideration paid pertaining to the deconsolidation of P3 was $1,618,200.  340,000 shares of common stock with a fair value of $1,183,200 based on the closing price of the True Nature’s common stock on April 29, 2016.  This note was cancelled as part of the transaction.  In addition, Mr. Casey Gaetano, a former owner of P3, received an employment contract with True Nature for 3 years as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He also received on April 29, 2016, 125,000 shares of restricted at a value of $3.48 per share in exchange for becoming the Company’s VP of Corporate Development. No cash consideration was paid under this agreement, and it was fully cancelled without further obligation as a part of the spin-out transaction. The shares were valued at $435,000 and will remain the property of Mr. Gaetano.

As the company never attained full control of P3, the business was deconsolidated from the company’s financials as of September 30, 2016.

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

There will be three (3) operating divisions under the publicly traded holding company. The first, expected to be named “TN Retail, LLC” would hold its retail storefront operations which would provide conventional pharmacy products and unique compounding based solutions. The store would focus on “healthy, holistic and natural solutions,” along the lines of a “Whole Foods of Pharmacy” -style marketing approach which would become the “feeder system” for sale to the Company’s expected compounding production facilities.

The second anticipated separate subsidiary would hold its compounding pharmacy, back office production and central fill operations and is expected to be named “TN Compounding, LLC.” This would be a 503a licensed operation initially, although the Company’s management envisions a network of these facilities located regionally. It may eventually consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

Lastly, the Company expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations are expected to be unique to its operations, and some may be licensed to others for mass market distribution, or may be produced for stocking inventory at a 503b qualified facility. The entity is expected to be named “TN Technologies, LLC” and will hold those intellectual property assets, as well as other novel new approaches it may engage in, directly, or under a license granted from the holders.

Recent Developments

Acquisition of Compounding Pharmacy Businesses and Financing

The Company intends to target compounders who have a) strong regulatory compliance history, b) a record of profitable operations, c) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders, and d) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

We have agreements in place, or in negotiation, for the acquisition of three (3) unique business operations. In total, they finished 2016 with over $31 million in annualized revenue, and, when owners’ compensation is backed out, and going forward management and costs included, we believe they can operate profitably. All have long operating histories, and all are profitable.  The following transactions are not completed, and even if completed may not create results that contribute to the success of the company.  Past performances of the companies is not indicative of future results.

The “Southeast Group” is a three-unit compounding operation who finished 2016 at over $25 million in revenues, up from $15 million in 2015.  They have large library of specialty formulations. They would become the largest “hub” and expand their distribution through the pending retail expansion, which begins with the “Miami Group”, with overnight home delivery at pass-through costs.

The “Miami Group” is a small retail pharmacy operation who current does 30% in compounding. They operate inside of a grocery chain, renting space from the Hispanic oriented chain in two (2) of their sixteen (16) units. Each store has over 1,500 unique client experiences, and thus far the current management has done nothing to leverage that built-in traffic. We believe the units where a new footprint can be established with generate around $1 million in annualized sales in the first 12 months after opening, and will reach their maximum at around $2 million in annualized sales. Currently the operations are thinly staffed and do not operate even 40 hours a week. Our plans are to make this the “spoke” and move any significant preparation work to a “hub” site, either at the “Southeast Group” location, or in ‘Florida Group” location.

The “Florida Group” is the business upon which the business plan was originally formed in 2016. They have a 15-year operating history, are an all cash business (no insurance reimbursement) and generate a solid 25-30% pre-tax when the owners’ compensation is added in. They do half their business with veterinary operations, an area we would very much like to grow. The finished 2016 at over $2.7 million, up from $2.5 million, and they have no sales effort, no marketing and no significant presence. They have been size constrained by their facility size, and the lack of sales and marketing, though in early March they will move into a new space, fully compliant with the new USP 800 regulations. The new space should allow them to get to around $12 million in production and can operation 24x7 days a week. They will be the “hub” for most of the Florida operations, and their specialty formations fit the older, Florida market.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

TRUE NATURE HOLDING, INC.

CONTENTS

PAGE

46	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

48	CONSOLIDATED BALANCE SHEETS

49	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

50	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

51	CONSOLIDATED STATEMENTS OF CASH FLOWS

53	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of True Nature Holding, Inc.

We have audited the accompanying balance sheet of True Nature Holding, Inc. (the “Company”) of December 31, 2016, and the related statement of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016.  The financial statements of the Company as of December 31, 2015, were audited by other auditors whose report dated May 2, 2016, included an explanatory paragraph that described the substantial doubt regarding the Company's ability to continue as a going concern discussed in Note 12 to the financial statements.  True Nature Holding, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Nature Holding, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 17, 2017

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

/s/ Hancock, Askew & Co., LLP

Norcross, Georgia

May 2, 2016

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUE NATURE HOLDING, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	-	28,185
Prepaid expenses and other current assets	1,875	17,000
Total current assets	1,875	45,185

TOTAL ASSETS	1,875	45,185

LIABILITIES
Current liabilities

Accounts payable	589,229	414,463
Accounts payable - related party	106,866	-
Accrued interest	31,021	14,918
Accrued liabilities	84,488	13,325
Convertible notes payable, in default	256,270	122,167
Total current liabilities	1,067,874	564,873

TOTAL LIABILITIES	1,067,874	564,873

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value - 100,000,000 share authorized, none issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock, $0.01 par value - 500,000,000 share authorized, 17,436,666 and 11, 765,000 shares issued and outstanding at December 31, 2016 and 2015 respectively;	174,367	117,650
Additional paid-in-capital	4,261,748	3,917
Stock Payable	20,000
Accumulated deficit	(5,522,114)	(641,255)

Total Stockholders' Deficit	(1,065,999)	(519,688)

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	1,875	45,185

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Twelve Months Ended
	December 31	December 31
	2016	2015

Operating Expenses:

Selling, general and administrative	4,405,163	64,756
Total operating expenses	4,405,163	64,756

Operating Loss from Continuing Operations	(4,405,163)	(64,756)

Interest expense	(269,367)	(896)
Loss on liability conversion to common shares	(206,329)	-
Net Loss From Continuing Operations	(4,880,859)	(65,652)

Discontinued Operations (Note 3):
Net Loss from discontinued operations, net of tax	-	(337,362)
Other comprehensive gain, net of tax	-	24,815
Comprehensive Loss from Discontinued Operations	-	(312,547)

Net Loss	(4,880,859)	(403,014)
Comprehensive Loss	$ (4,880,859)	$ (378,199)

Net Loss from Continuing Operations Per Share – Basic and Diluted	$ (0.35)	$ (0.11)
Net Loss from Discontinued Operations Per Share – Basic and Diluted	$ (0.00)	$ (0.55)
Net Loss Per Share – Basic and Diluted	$ (0.35)	$ (0.66)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	13,760,888	612,053

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital Deficit	Accumulated Comprehensive Loss	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2014	$ -	$ -	$ 542,605	$ 5,480	$ 14,220,267	$ 17,974	$ -	$ (16,508,167)	$ (2,264,446)
Issuance of Trunity Holdings, Inc. preferred stock for acquisition of Newco4pharmacy, LLC, net of issuance costs	1,000	-	-	-	106,900	-	-	-	106,900
Exchange of Trunity Holdings, Inc. preferred stock for True Nature Holding, Inc. common stock	(1,000)	-	10,000,000	100,000	(100,000)	-	-	-	-
Common stock issued upon conversion of debenture prior to Spin-Out	-	-	87,383	883	141,631	-	-	-	142,514
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature prior to Spin-Out	-	-	-	-	274,122	-	-	-	274,122
Stock compensation expense - discontinued operations	-	-	-	-	151,708	-	-	-	151,708
Gain on extinguishment of debt – discontinued operations	-	-	-	-	(1,867,428)	-	-	-	(1,867,428)
Foreign currency translation gain – discontinued operations	-	-	-	-	-	24,815	-	-	24,815
Common stock issued for conversion of debt	-	-	742,098	7,421	(7,421)	-	-	-	-
Common stock issued for satisfaction of payables	-	-	189,305	1,893	(1,893)	-	-	-	-
Common stock issued to Spin-Out Company, Trunity Inc.	-	-	203,293	2,033	(2,033)	-	-	-	-
Shares issued and adjustments related to reverse split	-	-	316	(60)	60	-	-	-	-
Net loss from discontinued operations, net of tax	-	-	-	-	-	-	-	(337,362)	(337,362)
Spin-out adjustment	-	-	-	-	(12,915,913)	(42,789)	-	16,269,926	3,311,224
Stock compensation expense - continuing operations	-	-	-	-	3,917	-	-	-	3,917
Net loss from continuing operations	-	-	-	-	-	-	-	(65,652)	(65,652)
Balance at December 31, 2015	$ -	$ -	$ 11,765,000	$ 117,650	$ 3,917	$ -	$ -	$ (641,255)	$ (519,688)

Sale of common stock, net of issuance costs	-	-	120,000	1,200	49,800	-	-	-	51,000
Beneficial conversion features	-	-	-	-	67,062	-	-	-	67,062
Stock based compensation	-	-	4,070,000	40,700	3,337,035	-	-	-	3,377,735
Common stock and warrants issued and payable for debt discount	-	-	15,000	150	118,601	-	20,000	-	138,751
Net loss	-	-	-	-	-	-	-	(4,880,859)	(4,880,859)
Common stock issued for conversion of debt	-	-	400,000	4,000	116,000	-	-	-	120,000
Common stock issued for the conversion of payables	-	-	1,066,666	10,667	569,333	-	-	-	580,000
Balance at December 31, 2016	$ -	$ -	$ 17,436,666	$ 174,367	$ 4,261,748	$ -	$ 20,000	$ (5,522,114)	$ (1,065,999)

TRUE NATURE HOLDING, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss from Continuing Operations	$(4,880,859)	$(65,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,377,736	3,917
Loss on payable conversion	190,000	-
Debt discount amortization	249,592	-
Loss on debt conversion	16,329	-
Changes in operating assets and liabilities:
Accounts payable	564,766	(4,316)
Prepaid Expense	15,125	(17,000)
Accrued liabilities	74,028	-
Accounts payable-related parties	106,866	-
Accrued interest	16,909	4,336
Net Cash Used in Operating Activities	$(269,508)	$(78,715)
Cash Flows from Investing Activities:
Purchase of fixed assets	-	-
Net Cash Used in Investing Activities	$-	$-
Cash Flows from Financing Activities
Repayment of convertible note	(67,677)	-
Proceeds from issuance of convertible note payable, net	258,000	-
Sale of common stock, net of issuance costs	51,000	-
Proceeds received from issuance of preferred stock resulting from transaction with Newco4pharmacy	-	106,900
Net Cash Provided by Financing Activities	$241,323	$106,900
Discontinued Operations:
Operating activities	-	(287,725)
Investing activities	-	(108,812)
Financing activities	-	398,838
Net Increase (Decrease) in Cash and Cash Equivalents for Discontinued Operations	-	2,301
Net Increase in Cash and Cash Equivalents for Continuing Operations	(28,185)	28,185
Cash, Beginning of Period	28,185	14,119
Cash to Spin Out	-	(16,420)
Cash, End of Period	$-	$28,185

Non-cash Investing and Financing Transactions:

Beneficial conversion feature	$67,062	$-
Conversion of debt to common stock	$103,671	$-
Exchange of Trunity Holdings, Inc. preferred stock for True Nature Holding, Inc. common stock	$-	$100,000
Common stock issued upon conversion of debenture prior to spin-out	$-	$142,514
Discount related to issuance of debt with warrants and allocated fair value to beneficial conversion feature prior to spin-out	$-	$274,122
Stock compensation expense- discontinued operations	$-	$151,708
Gain on extinguishment of debt – discontinued operations	$-	$(1,867,428)
Foreign currency translation gain – discontinued operations	$-	$24,815
Common stock issued for conversion of debt- discontinued operations	$-	$7,421
Common stock issued for conversion of payables	$390,000	$1,893
Common stock issued to spin-out company, Trunity, Inc.	$-	$2,033
Shares issued and adjustments related to reverse split	$-	$60
Spin out adjustment	$-	$16,269,926
Trunity Holdings, Inc. liabilities assumed by True Nature Holding, Inc.	$-	$441,511
Discount cost related to issuance of debentures, warrants and convertible notes	$138,750	$-

Notes To Consolidated Financial Statements

December 31, 2016

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

True Nature Holding, Inc. is a Corporation organized under the Laws of Delaware with principal offices located in Atlanta, Georgia. On January 16, 2016, the Company changed the equity structure that included a reverse split of 1 for 101, such that all holders of 101 shares of common stock would then have 1 share and modified  the Articles of Incorporation such that the Company now has 500,000,000 shares of common stock authorized and 100,000,000 of preferred stock authorized, and e) a change in the name of Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

The accompanying consolidated financial statements include the accounts of True Nature Holding, Inc. as December 31, 2016.

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

Revenue Recognition-The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues through December 31, 2016. In fiscal 2017, the Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

Stockholders’ Equity-Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share and per share amounts in these financial statements have been adjusted for the effects of a 1 for 101 reverse stock split that occurred in January 2016.

Per Share Data-Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2016, the Company had no outstanding warrants or options.

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

Recently Issued Accounting Standards-  In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which relates to the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted and will only result in a change in presentation of the costs on the balance sheet.

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

The results of operations associated with discontinued operations were as follows:

For the Year ending December 31,
2015
Net Sales	$ 464,786
Cost of sales	220,228
Gross Profit	244,558

Operating Expenses:
Research and development	734,985
Selling, general and administrative	938,799
Total operating expenses	1,673,784

Operating Loss from Discontinued Operations	(1,429,226)

Other Expense:
Interest expense, net	(775,564)
Disposal on fixed assets	—
Gain (Loss) on debt extinguishment	1,867,428

Net Loss from Discontinued Operations	$ (337,362)

Other Comprehensive Gain Net of Tax:
Foreign currency translation adjustments	24,815
Comprehensive Loss from Discontinued Operations	$ (312,547)

Note 4 –Deconsolidation of acquisition

On April 29, 2016, subject to approval by the Georgia Board of Pharmacy, the Company entered into definitive documents to acquire P3 Compounding of Georgia, LLC, (“P3”). P3 received Georgia Board of Pharmacy approval for the transaction at the end of June 2016 and the transaction closed effective June 30, 2016. However after the following 90 days of operation, as the Company did not gain effective control, we entered into an agreement with the former owners to deconsolidate the operations and returned the assets and liabilities to the former owners of P3.

The fair value of the consideration paid pertaining to the acquisition of P3 was $1,618,200. Consideration for the transaction was structured as follows:

The Company issued 340,000 shares of common stock with a fair value of $1,183,200 based on the closing price of the True Nature’s common stock on April 29, 2016.  In addition, Mr. Casey Gaetano, a former owner of P3, received an employment contract with True Nature for 3 years as VP of Corporate Development, at an annual salary of $125,000, plus normal benefits commensurate with other executives in the Company of equal stature. He also received on April 29, 2016, 125,000 shares of restricted at a value of $3.48 per share in exchange for becoming the Company’s VP of Corporate Development. No cash consideration was paid under this agreement, and it was fully cancelled without further obligation as a part of the deconsolidation transaction. The shares were valued at $435,000 and will remain the property of Mr. Gaetano.  As the company never attained full control of P3, the business was deconsolidated from the company’s financials as of September 30, 2016.

Loss on Deconsolidation

As the Company did not obtain effective control of the P3 business, the Company deconsolidated the business effective September 30, 2016 in accordance with ASC 810 and the disclosures herein were also made in accordance with ASC 810.  As a result, the Company recorded a loss from deconsolidation of $1,618,200, based on the fair value of shares issued of $1,618,200; the loss from deconsolidation is included within selling, general and administrative expenses.

Note 5 – Related Party Transactions

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

On September 27, 2016, the Company accepted the resignations of its former Chairman & CFO, and former CEO. the former CFO had a consulting agreement in the amount of $10,000 per month for professional fees. The Company’s former CEO had an employment agreement effective June 7, 2016 that would have paid him a monthly salary in the amount of $12,500 per month for remainder of 2016, $17,500 per month for the calendar year of 2017, $22,500 per month for the calendar year of 2018 and $25,000 per month for the calendar year of 2019. No payments have been made to the former CEO. Both of these agreements were fully cancelled and the Company has no further obligation to either going forward. Further, the former CFO has agreed to return for cancellation 2,000,000 of his shares of restricted common stock, and to use 100,000 shares to settle an obligation to a former employee. The former CEO had been awarded options for the purchase of 1,000,000 shares of restricted common stock, which were all cancelled in conjunction with his resignation.

In addition, a shareholder of the Company had a consulting agreement in the amount of $10,000 per month for professional fees. The shareholder and the Company have agreed to terminate their agreement with the Company as of September 30, 2016. In consideration of all amounts owed, the Company has issued 966,666, valued at $290,000 based on the closing market price on the date of grant, restricted common stock, and the consultant has cancelled $290,000 in amounts owed. The amounts owed consist of a) $80,000 in advances to the Company, or obligations paid to the Company, b) $120,000 in consulting fees owed and c) reimbursement of $90,000 of costs related to the formation of Newco4pharmacy, LLC, which was acquired by the Company in December 2015.

On December 30, 2016, the Board of Directors of the Company issued 100,000 shares of restricted common stock to a consultant, who subsequently became the CEO and CFO of the Company as compensation for his contribution during the prior 90 days. This charge to earnings for this issuance was $19,080;

On December 30, 2016, the Board voted to issue to the existing Board of Directors members 100,000 shares each of restricted common stock as additional compensation for services during the prior 90 days. Each of the recipients abstained from the vote on their issuance so as not to be voting on their own issuance, and did vote for the issuance to their fellow Board members. The charge to earnings for this issuance was $19,080, for each of the three (3) directors, or a total of $57,240.

The Company had accounts payable from related party transactions of $106,866 a of December 31, 2016.  The balance was made up of the following:  a) two members of the Board of Directors were due $12,000 each for compensation expense that had not been paid; b) the former CEO and CFO of the Company were owed for reimbursable expenses that totaled $75,866; and c) a shareholder had paid for expenses of the Company directly to several vendors for a total of $7,000.

Note 6 – Debt

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance, the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common shares at a price of $0.30 per share to extend the term of the loan agreement.  The cost to the Company was $4,050 in Interest Expense. This note is currently in default.  Accrued interest at December 31, 2016, was $3,660.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four month. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the year ended December 31, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the note about was $100,000 and total accrued interest was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized in the year ended December 31, 2016.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $24,420.  This note is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $2,941.  This note is currently in default.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC the Company had a short-term convertible note with a loan agency for a principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the loan the total repayment amount will be $72,280. As of the fiscal year ending December 31, 2016 the carrying value of this short-term loan was $26,925. For year ending December 31, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. The note is currently in default.

On July 11, 2016, the Company entered into a short-term loan with a loan agency for the principal amount of $48,000.  Under the terms of the loan, the Company will make daily payments of $434.38 for a term of 160 for a total repayment amount of $69,500.  As of December 31, 2016, the carrying value of this loan was $45,175.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $21,500 and $21,500 was amortized during the year ending December 31, 2016.   This note is currently in default.

The convertible notes are convertible into common shares as of October 3, 2016 due to the default provision which allows conversion after default into 85% of the average trading price in the prior five days.  The beneficial conversion features of $25,146 and $32,541 for the May and July notes, respectively, were recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discounts were both fully amortized during the year ended December 31, 2016.

The convertible notes also included common stock payable amounts of $10,000 each, which were recorded as a debt discount and an increase to common stock payable.  These two debt discounts were also fully amortized during the year ended December 31, 2016.

Note 7 – Stockholders’ Deficit

Sale of Common Stock – During the fiscal year of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

Shares for Stock Based Compensation – During the fiscal year of 2016, in connection with services rendered, the Company issued 4,070,000, restricted shares of the Company’s common stock at valued $3,377,735 in exchange for services conducted on behalf of the Company. The value of these shares were based on the closing market price on the respective date of grant.

Shares issued for convertible note payable issuance – As discussed in Note 7, during fiscal year of 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $18,750 that was allocated based on the relative fair value of the note and associated shares.

Shares issued for conversion of accounts payable- During the fiscal year of 2016, the Company converted several accounts payable amounts to stock. The company issued 1,066,666 shares valued at $580,000 to settle the outstanding accounts payable. As a result of the settlements, a loss of $190,000 was recorded due to the fair value of the shares exceeding the fair value of accounts payable settled.

Shares issued for conversion of debt-On September 30, 2016, a member of the board of advisors elected to convert his loan to the company of $100,000 and accrued interest into 400,000 shares of the Company. At the time of conversion, the note about was $100,000 and total accrued interest was $3,671. Therefore, as a result of the conversion, there was a loss of $16,329 recognized in the fiscal year ended December 31, 2016.

Debt beneficial conversion feature for convertible note payable – During the fiscal year ended December 31, 2016, the Company raised gross proceeds of $201,780 pursuant to a Convertible Notes Payable that allocated the face value of the Note to the shares and debt based on their relative fair values and, resulted in the recording of beneficial conversion features totaling $67,062 as a discount against the Notes, with an offsetting entry to additional paid-in capital. The discount is being amortized into interest expense over the term of the Note

Stock payable for debt-Two notes issued during the year end contained $10,000 of stock payable each which remained outstanding as of December 31, 2016.

Note 8 – Stock Options

The Company had two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of December 31, 2016, there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of December 31, 2016, there were 45,673 shares available for future awards under this plan.

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

During the fiscal year ended December 31, 2016, the Company recorded stock compensation expense related to the options granted to Mr. Driscoll of $314,680. The grant-date fair value of options was estimated using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted for Mr. Driscoll was a range of $1.35-$1.76 and was determined using the following assumptions: expected price volatility is 80.39%, risk-free interest rate of 1.39%, zero expected dividend yield, and 4.0 years expected life of options. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day. As a result of the cancellation of these warrants, the Company has recovered $314,680 as resulted of the elimination of this reserve.

As of December 31, 2016, unrecognized stock compensation expense related to unvested stock options under all Plans was $0. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the fiscal year ended December 31, 2016 related to the all Plans and options that vested during the period was $0.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	67,879	$21.40	7.17	—
Granted	1,000,000	1.75	5.00	—
Cancelled	(1,000,000)	1.75	5.00	—

Outstanding at December 31, 2016	67,879	$21.40	6.42	—

Exercisable at December 31, 2016	67,879	$21.40	6.42	—

Note 9– Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of December 31, 2016 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2015	78,462	$29.55	3.43
Granted	66,666	2.50	2.00
Expired	(2,475)	50.50	—

Outstanding at December 31, 2016	142,653	$17.42	2.50

Exercisable at December 31, 2016	142,653	$17.42	2.50

Note 10 – Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $1,351,095 will expire in various years through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at December 31, 2016 and December 31, 2015:

	2016	2015
Net tax loss carry-forwards	$ 1,351,095	$ 03,893
Statutory rate	34%	34%
Expected tax recovery	459,372	103,324
Change in valuation allowance	(459,372)	(103,324)
Income tax provision	$ -	$ -

Components of deferred tax asset:
Non capital tax loss carry forwards	$ 459,372	$ 103,324
Less: valuation allowance	(459,372)	(103,324)
Net deferred tax asset	$ -	$ -

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

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Chief Compliance Officer. Mr Meyer was terminated as of September 23, 2016. After being terminated, Mr. Meyer threatened to take legal action against the Company for breach of an alleged employment agreement. The Company took a reserve of $280,000 at September 30, 2016 in consideration of any potential claims that might be brought by Mr. Meyer. On December 31, 2016, Mr. Meyer and the Company entered into a Settlement Agreement and Release under which Mr. Meyer fully releases and indemnifies the Company against any claims he might have in consideration of the issuance of 150,000 shares of restricted shares of the Company's common stock, at a recorded cost of $28,620.

Note 12 – Financial Condition and Going Concern

As of December 31, 2016, the Company had cash on hand of $0 and liabilities of $1,067,874 and has incurred a loss from operations. True Nature Holding’s planned principal operations pertain to the business development and acquisition of pharmaceutical compounding companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 13 – Subsequent Events

We began 2016 with five (5) directors and a single member of the management team. By the First Quarter of 2017, the Company had in place four (4) directors and three members of the management team.  We believe that True Nature’s management team can remain small in the near term, and will consist of a four-person management team with experience in 1) public company accounting and finance, 2) multi-unit supply chain management including retail and wholesale operations, 3) brand marketing aimed at consumer through online and traditional retail channels, and 4) public equity finance.  We believe our current team addresses most of these areas, and we anticipate further additions as our size, and funding, can allow.  Biographical and other information on our executive officers and directors is set forth in “Item 10: Directors, Executive Officers, and Corporate Governance” of this Report.

On January 25, 2017, the Board of Director appointed Christopher Knauf, age 44, as the Chief Executive Officer and Chief Financial Officer of the Company.  From 2014 to present, Mr. Knauf served as a consultant for small to mid-size emerging growth companies, both public and private.  From 2012 to 2014, he served as CEO/CFO of Built NY, Inc, a consumer products company based in New York, NY.  Prior to that, from 2004 to 2012, Mr. Knauf was Head of Finance and Operations for the Consumer Products division of A+E Networks, Inc, a provider of television content worldwide.  From 2002 to 2004, He was the CFO of Intermix, Inc, a New York, NY based apparel retailer.  His education includes an MBA, Finance concentration, 1999, Fordham University, New York, NY. BS, Finance, 1995, Fairfield University, Fairfield, CT

On February 7, 2017 Mr. James Czirr joined the Board of Directors.  Mr. Czirr, age 62, is most recently involved with Galectin Therapeutics, Inc. (NASDAQ:GALT), both personally and as an investment his funds. He served as Chairman of the Board for Galectin from February 2009, and Executive Chairman from February 2010 until January 2016. He now sits on the Board as the representative for their Series B Preferred holders. He is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low-cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan.

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

On February 14, 2017, the Board of Director engaged Susanne Leahy as an Advisor, subject to certain conditions, and as an advisor to assist with financial reporting and accounting in the interim. Ms. Leahy, age 47, served as the SVP of Finance and Operations for Cinedigm (NASDAQ: CIDM) from 2012-2016.  From 2000-2012, she served as VP of Finance and Operations for New Video group, a home entertainment distributor company based in New York NY.  Ms. Leahy received a BS in Accounting from New York Institute of Technology in 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2016, the Board of Directors of the Company approved the engagement of Hancock Askew & Co., LLP as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements as of and for the year ending December 31, 2015. This selection resulted in the dismissal by the Board of Marcum LLP (“Marcum”), which had served in that role for an interim period, from May 18, 2015 until January 18, 2016. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Marcum.

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

On October 28, 2016, the Board of Directors approved the engagement of Salberg & Company, P.A. (“Salberg”) as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements, effective as of October 28, 2016. This selection resulted in the dismissal by the Board of Hancock Askew & Co LLP ("Hancock"), which had served in that role for an interim period, from January 19, 2016 until October 28, 2016. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Hancock. This change was driven solely from a need to reduce the overhead and operating costs of the Company.

During the interim period from January 19, 2016 through October 28, 2016, there were (i) no “disagreements” as that term is defined in item 304(a)(1)(iv) of Regulation S-K, between the Company and Hancock on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Hancock’s satisfaction, would have caused Hancock to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of item 304(a)(1)(v) of Regulation S-K during this interim period.

On December 1, 2016, the Board of Directors approved the engagement of M&K CPAS, PLLC as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements, effective as of December 1, 2016. The selection replaces Salberg & Company, P.A. (“Salberg”), which had served in that role for an interim period of October 28, 2016 to November 28, 2016. Salberg resigned on November 28, 2016 as the independent registered public accounting firm. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Salberg. This change was driven solely from a need to reduce the overhead and operating costs of the Company.

During the interim period from October 28, 2016  through December 1, 2016, there were (i) no “disagreements” as that term is defined in item 304(a)(1)(iv) of Regulation S-K, between the Company and Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Salberg’s satisfaction, would have caused Salberg to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of item 304(a)(1)(v) of Regulation S-K during this interim period.

As noted above, on December 1, 2016, the Board approved the engagement of M&K CPAS, PLLC as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements, effective as of December 1, 2016. During the two fiscal years ended December 31, 2015 and 2014 and from January 1, 2016 through December 1, 2016, neither the Company nor (to the Company’s knowledge) anyone acting on behalf of the Company consulted with M&K CPAS, PLLC regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject matter of a “disagreement,” as described in Item 304(a)(1) of Regulation S-K, or a “reportable event.”

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Board has determined these were deemed to not effective and has undertaken to address the shortcomings by:

a.

adding additional and more qualified staff

b.

asking for specific direction from the company’s accountants and auditors

c.

reviewing structure and procedures implemented by similarly situated publicly held companies

d.

changes in process prior to any further acquisition or financing activity

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2016 were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP), especially with regards to equity based transactions and tax accounting expertise; and (iii) inadequate security over information technology. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

We believe that the material weaknesses as reported will eventually be fully remediated, upon being properly capitalized to hire the proper personnel for segregation of duties and SEC and GAAP accounting knowledge.

Management’s Report on Disclosure Controls and Procedures

The Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures. The deficiencies in the Company’s disclosure controls and procedures resulted in failures to timely file periodic reports within the time periods specified in the SEC's rules and forms.

The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of March 31, 2017:

Name	Age	Director Position and Offices	Appointed	Resigned
Richard M Davis	67	Director	10/1/2012	1/19/2016
Ivan Berkowitz	57	Director	11/1/2013	1/19/2016
Jeffrey Cosman	45	Director	12/9/2015	4/11/2016
Stephen Keaveney	53	CEO, CFO, Chairman of the Board	12/9/2015	9/27/2016
William Ross	70	Director	1/29/2016	4/11/2016
James Driscoll	54	CEO, Chairman of the Board	4/11/2016	9/26/2016
Mr Phillip Crone		Director	5/25/2016	9/26/2016
Jack Healey		Director	8/2/2016	9/26/2016
Amy Lance	50	Chairman of the Board	9/26/2016	In Place
Mack Leath	59	Director, Secretary, Compensation Committee Member	9/26/2016	In Place
Jordan Balencic	30	Director	9/26/2016	In Place
James Czirr	63	Director	2/7/2017	In Place	[1]
1) The event occurred after 12/31/2016.

Name	Age	Management Position and Offices	Appointed	Resigned
Casey Gaetano	30	VP of Corporate Development	4/29/2016	9/26/2016
Gary Meyers	51	Chief Compliance Officer	7/6/2016	9/23/2016
Christopher Knauf	44	Chief Executive Officer	1/25/2017	In Place	[1]
Louis Deluca	58	Chief Operations Officer	2/14/2017	In Place	[1]
Susanne Leahy	48	Advisor	2/14/2017	In Place	[1]
1) The event occurred after 12/31/2016.

Board of Directors

 Richard H. Davis and Ivan Berkowitz were removed from the Board of Directors on January 19,2016.  The removals were approved by a majority of the Company’s board and by a majority of the Company’s shareholders through the written consent of the holders of a majority of our issued and outstanding voting securities.

Jeff S. Cosman, Director-Mr. Cosman joined the Board on December 9, 2015 and resigned from the Board on April 11, 2106.  From December 2010 to May 2015, Dr. Cosman was the Founder of Legacy Waste Solutions, LLC. From May 2014 to Present, Mr. Cosman is the CEO and Chairman of Meridian Waste Management, (Ticker: MRDN).  Mr. Cosman holds a B.B.A. in Managerial Finance and Banking & Finance, as well as a Bachelors of Accountancy from the University of Mississippi. Mr. Cosman was drafted by the New York Mets and played professional baseball in the minor leagues from 1993-1996.

Phillip Crone-Director-Mr Crone joined the Board on May 25, 2016 and resigned his position on September 26, 2016.  From July 2007 to April 2011, he worked with Marsh, the Insurance Brokerage, as Vice President of Sales in charge of developing relationships and contacts to stimulate new business. From April 2011 to August 2012, he joined The McCart Group, a regional insurance and health benefits broker in Duluth, Georgia, as Managing Director, Business Development and Growth. Mr. Crone holds a BS in Marketing from Southern Illinois University.

Stephen Keaveney, CEO, CFO, Chairman of the Board-Mr. Keaveney joined the Company on December 9, 2015 and resigned from all positions on September 27, 2016.  From August 2014 to 2015, Mr. Keaveney was the Chief Financial Officer of Connectivity Wireless. From March 2013 to April 2014, Mr. Keaveney was CFO of Innotrac Corporation, an ecommerce fulfillment business (NASDAQ: INOC). Prior to that, from September 2010 to March 2013, Mr. Keaveney was the Chief Financial Officer of BeavEx, Inc., logistics business.  Mr. Keaveney was a founder of eTel Group, a private equity backed rollup that acquired 13 telecom businesses in Eastern Europe and exited through a trade sale to Telecom Austria. He holds an MBA in Finance from Pepperdine University (1989), a BA in Accounting from Villanova University (1986) and is a Certified Public Accountant (CPA) in the State of Pennsylvania.

James Driscoll, CEO and Chairman of the Board -Mr. Driscoll joined the Board on April 15, 2016 and resigned September 26, 2016.   Prior to joining the Company, he was CEO of Channel Terminals, LLC, which is involved in the oil industry serving international markets. He is also a member of the Board of Directors at Double Zero Recycling. He is an advisor to a number of companies including Funding University a peer-to-peer online lending platform for secondary education, HealPros, a health care logistics for health plans and health systems through a fully outsourced model of delivery. Previously he was President of Method Holdings, LLC from June 2011 until October 2013. Prior to that he was a Senior Partner with 1848 Capital Partner from January 2006 until June 2011.  He has an MBA from Harvard University in 1991, and a BA from Bowdoin College in 1984.

Jack P. Healey-Director- Mr Healey joined the Board on August 2, 2016 and resigned on September 26, 2016.  Mr. Healey is the Chief Executive Officer, Bear Hill Advisory Group, LLC. Mr. Healey has more than 30 years of financial and operational expertise, including 15 years as CFO of a public company and over 16 years  as an audit partner in a regional CPA firm.  Mr. Healey is a member of the Business Advisory Board for the Lubin School of Accounting, Whitman School of Management, Syracuse University, and holds Board positions for several privately held and not for profit entities. He is a licensed Certified Public Accountant, is Certified in Financial Forensics and a Certified Fraud Examiner.

Amy Lance, Director, joined the Board on September 26, 2016.  She was appointed Chairman of Board and Interim CEO at that time.  Ms. Lance has extensive experience business experience, as well as real estate related activities in the Southeastern, US.  Amy Lance holds a BA in Business Management from the University of Georgia.

Mack Leath- Director, joined the Board on September 26, 2016.  He was appointed Secretary of the Company and Interim President.  Mr. Leath brings strong business executive experience with an emphasis on sales, marketing, and start up financing.  Mack Leath has a BS in Business Administration from the North Carolina State University.

Jordan Balencic- Director, joined the Board on September 26, 2016.  He is physician of internal medicine, entrepreneur and founder of businesses in the social marketing, telemedicine and web services areas. He graduated from Lake Erie College of Osteopathic Medicine in 2013, and has a B.S. from Gannon University in Biology. He belongs to numerous professional organizations and is involved with the Veterans Administration as a primary care physician.

Appointments Subsequent to December 31, 2016

Jim Czirr-Director- joined the Board on February 7, 2017.  Mr. Czirr brings extensive experience of growing public and private companies.  He has worked as an executive for several early stage development pharmaceutical companies. Mr Czirr serves on the Board of several public companies.   Mr. Czirr received a B.B.A. degree from the University of Michigan.

Management Team

Casey Gaetano-VP of Corporate Business Development.  Casey Gaetano was appointed to the position of VP of Corporate Business Development as a result of the acquisition of P3 on April 29, 2016.  Mr Gaetano was an executive of P3.  Upon deconsolidation of the P3, Mr. Gaetano resigned from his position with the Company on September 26, 2016.

Gary Meyers-Chief Compliance Officer.  Gary Meyers was appointed to the position of Chief Compliance Officer on July 6, 2016.  Gary Meyer, a pharmacist and former Compound Pharmacy owner with over 25 years of experience.  Mr Meyers was terminated from his position on September 23, 2016.

Appointments Subsequent to December 31, 2016

Christopher Knauf – Chief Executive Officer - Mr. Knauf, age 44, was appointed CEO and CFO of the Company on January 25, 2017.  He has extensive experience in omni channel integrations of design, manufacturing, retail and wholesale distribution. From 2014 to present, he has worked with small to mid-size companies and PE firms to reorganize companies to prepare for a sale to a strategic partner. From 2012 to 2014, He was CEO of Built NY, Inc.  From 2004 to 2012, Mr Knauf was Head of Finance and Operations for the Global Consumer Product division of A+E Networks.  From 2003 until 2004, Mr. Knauf was the CFO of Intermix, Inc., a high-end woman’s apparel retailer.  From 1999 to 2003, Mr. Knauf was Director of Finance and Operations for the Internet and catalog division of Martha Stewart Living Omnimedia.  His education includes an MBA in Finance from Fordham University and a BS in Finance from Fairfield University.

Louis Deluca - Chief Operations Officer -Mr. Deluca, age 58, was appointed to the position of Chief Operating Officer on February 14, 2017.  Previously, he served as VP of Operations for Mondetta US, Inc. an online apparel designer and retailer, from 2015 to 2016.  From 2012-2015, he served as the COO of The Ivory Company, a multichannel home décor retailer based in Atlanta, GA.  From 2007 to present, Mr Deluca was the Founder and CEO of Marietta Sign Company, a manufacturer and designer of customer signage based in Atlanta, GA. From 1981 to 2007, he served as Director of Inventory Planning and Sourcing at The Home Depot. He received a Technical Drafting Certificate from Gwinnett Technical College in 1977 and studied Business Management at the University of Phoenix.

Susanne Leahy - Chief Financial Officer - On February 14, 2017, the Company engaged Ms. Leahy, age 48, as an Advisor, subject to certain conditions, and in the interim, a consultant to assist in the financial reporting and accounting of the Company. She has served as SVP of Finance and Operations for Cinedigm (NASDAQ:CIDM) from 2012 to 2016.  From 2000 to 2012 she was the VP of Finance and Operations for New Video Group, a home entertainment distribution company in New York NY.  Ms. Leahy received her BS degree in Accounting from New York Institute of Technology in 1995.

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

Committees

Our Audit Committee consists of Ms. Lance, Mr. Leath, and Mr. Balencic, with Ms. Lance elected as Chairman of the Committee. Our Board of Directors has determined that each of Ms. Lance, Mr. Leath, and Mr. Balencic are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ and NYSE MKT.

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

Our Compensation/Stock Option Committee consists of Ms. Lance, Mr. Leath, and Mr. Balencic, with Mr. Balencic elected as Chairman of the Committee. Our Board of Directors has determined that all the members are “independent” under the current listing standards of the NYSE MKT.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2016, the Board of Directors held telephonic meetings and in person meetings. Each regular meeting was attended by all of a majority of the Board members.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2016. Our Board is committed to an annual meeting format and hopes to set a schedule before the end of the second quarter of 2017.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). During 2016, the Company’s officers and directors had the following late filings:

Directors:

•

Jeffery Cosman was issued 100,000 common shares on December 9, 2015.  He filed the related Form 3 on January 27, 2016.

•

Stephen Keaveney was issued 3,488,990 common shares on December 31, 2015.  He filed the related Form 3 on February 9, 2016.

•

William Ross was issued 140,000 restricted common shares on January 19, 2016.  He filed the related Form 3 on February 9, 2016.

•

Jack Healey was issued 100,000 restricted common shares on August 2, 2016.  At the time of this filing, he has not yet filed a Form 3.

•

Mack Leath was issued 100,000 restricted common shares on September 26, 2016.  He filed the related Form 3 on March 15, 2017. Mr Leath was issued an additional 100,000 restricted common shares on December 30, 2016. On February 14, 2017, Mr Leath was also issued 85,714 restricted common shares.  On March 20, 2017, Mr. Leath  filed the related Form 4 for the additional shares.

•

Amy Lance was issued 100,000 on September 26, 2017.  Ms. Lance was also issued an additional 100,000 restricted common shares on December 30, 2016.  She filed the related Form 3 on March 17, 2017.

•

James Czirr was issued 100,000 restricted common shares on February 7, 2017.  He filed the related Form 3 on March 15, 2017.

•

Jordan Balencic was issued 100,000 on September 26, 2016.  He filed a Form 3 on February 22, 2017.  Mr Balencic was issued 100,000 restricted common shares on December 30, 2016 and 25,000 restricted common shares on January 24, 2017.  He filed the related Form 4 on February 22, 2017.

Officers:

•

Casey Gaetano acquired 340,000 restricted common shares on April 29, 2016.  He also was issued an additional 125,000 restricted common shares on April 29, 2016.  As of the date of this filing, he has yet to file a Form 3.

•

Christopher Knauf was issued 100,000 restricted common shares on December 30, 2016.  He filed a Form 3 on March 16, 2017.   Mr. Knauf was issued 500,000 restricted common shares on January 25, 2017.  He filed a Form 4 on March 16, 2017.

•

Louis Deluca was issued 500,000 restricted common shares on February 14, 2017.  He filed the related Form 3 on March 7, 2017.

•

Susanne Leahy was issued 500,000 restricted common shares on February 14, 2017. As of the date of this filing, Ms. Leahy has not yet filed a related Form 3 as she has not officially begun her role as an officer of the Company.

We intend to provide further education to our newest team and put into place alerts and legal advisors to assist them in knowing their need to file timely.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•

Compliance with applicable laws and regulations

•

Handling of books and records

•

Public disclosure reporting

•

Insider trading

•

Discrimination and harassment

•

Health and safety

•

Conflicts of interest

•

Competition and fair dealings

•

Protection of Company asset

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the compensation of the Company’s current Chief Executive Officers and other executive officers serving as such whose annual compensation exceeded $40,000, for services in all capacities to the Company in 2016, except as otherwise indicated. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 8 of the Notes to Consolidated Financial Statements appearing earlier in this report.

Summary of Executive Compensation Chart

					Salary	Bonus	Stock Awards	Options Awards	Others	Total
Name	Position and Offices	Appointed	Resigned	Year	($)	($)	($)	($)	($)	Compensation
Stephen Keaveney	CEO, CFO, Chairman of the Board	12/9/2015	9/27/2016	2016	$ -	$ -	$ -	$ -	$ -	$ -

James Driscoll	CEO, Chairman of the Board of Directors	4/11/2016	9/26/2016	2016	$ -	$ -	$ 314,680	$ -	$ -	$ 314,680

Casey Gaetano	VP of Corporate Development	4/29/2016	9/26/2016	2016	$ -	$ -	$ 435,000	$ -	$ -	$ 435,000

Gary Meyers	Chief Compliance Officer	7/6/2016	9/23/2016	2016	$ -	$ -	$ 28,500	$ -	$ -	$ 28,500

Christopher Knauf	Chief Executive Officer	1/25/2017	In Place	2016	$ -	$ -	$ 19,000	$ -	$ -	$ 19,000	[1]

Louis Deluca	Chief Operating Officer	2/14/2017	In Place	2016	$ -	$ -	$ -	$ -	$ -	$ -	[1]

Susanne Leahy	Advisor	2/14/2017	Q2 2017	2016	$ -	$ -	$ -	$ -	$ -	$ -	[1]
1) These events occurred subsequent to December 31, 2016

On December 9, 2015, the Company engaged Stephen Keaveney as CEO/CFO of the Company.  On September 27, 2016, Mr. Keaveney resigned from his positions with the Company and forfeited any and all compensation that was due to him at that time.  Mr Keaveney also agreed to forfeit 2,150,000 of his common stock shares as well.

On April 11, 2016, the Company engaged James Driscoll as CEO of the Company.  On September 26, 2016, Mr Driscoll resigned his position from the Company.  Upon his resignation, Mr. Driscoll canceled the 1,000,000 non-qualified stock options that were issue to him at the time of him signing his employment agreement. Mr. Driscoll issued 200,000 restricted common shares, 100,000 of which were acquired in a private sale.  The cost to the Company for the issuance was $314,680.

On April 29, 2016, the Company engaged Casey Gaetano as VP of Corporate Development at a salary of $125,000 per year.  He was also issued 125,000 restricted common stock shares upon his signing the employment agreement.  His hiring was a result of the P3 transaction. Upon the deconsolidation of the P3 acquisition, Mr. Gaetano was terminated from the position and all salaries that had accrued were eliminated. As a part of the consideration in the deconsolidation, Mr. Gaetano was allowed to keep the 125,000 restricted common stock shares.  The cost to the company was $435,000.

On July 6, 2016, the Company appointed Gary Meyer to the newly created position of Chief Compliance Officer. Mr Meyer was terminated as of September 23, 2016. After being terminated, Mr. Meyer threatened to take legal action against the Company for breach of an alleged employment agreement. On December 31, 2016, Mr. Meyer and the Company entered into a Settlement Agreement and Release under which Mr. Meyer fully releases and indemnifies the Company against any claims he might have in consideration of the issuance of 150,000 shares of restricted shares of the Company's common stock, at a recorded cost of $28,620.

During the period ending December 31, 2016, through a third-party firm, Christopher Knauf had been engaged as consultant to the company where he assisted with the financial reporting and other administrative functions. Those fees have accrued and will be paid when the company achieves sufficient funding.  Upon funding, he will become a full-time employee and his compensation will be a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to $100,000. Effective January 25, 2017, he received a restricted stock grant of 500,000 shares of restricted common stock. The charge to earnings for the issuance was $50,000. The shares are subject to a reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares. If he fails to remain for the duration or to achieve the management objectives, certain number of the shares will be cancelled. He will also participate in any other executive benefits programs that are made available to other executives of equal statue in the public holding company. On December 30, 2016, Mr. Knauf was awarded 100,000 shares of restricted stock by the Board of Directors as additional compensation for the services provided in 2016. The charge to earnings for the issuance was $19,080.

On February 14, 2017, the Company engaged Louis Deluca to serve as COO.  He will be compensated as follows: Upon sufficient funding, as determined by the Board of Directors, he will become a full-time employee and his compensation will be a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to $100,000. He was issued 500,000 shares of restricted common stock. The charge to earnings for the issuance was $70,000.  The shares are subject to a reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  If he fails to remain for the duration or to achieve the management objectives, certain number of the shares will be cancelled. He will also participate in any other executive benefits programs that are made available to other executives of equal stature in the public holding company.

On February 14, 2017, the Company engaged Susanne Leahy as an Advisor, subject to certain conditions, and an advisor to the Company in the interim until such conditions are met. She will be compensated as follows: Upon funding, she will become a full-time employee and her compensation will be a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to $100,000. Effective February 14, 2017, she received 500,000 shares of restricted common stock. The charge to earnings for the issuance was $70,000.  The shares are subject to a reverse vesting that requires her to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  If she fails to remain for the duration or to achieve the management objectives, certain number of the shares will be cancelled. She will also participate in any other executive benefits programs that are made available to other executives of equal statue in the public holding company.

Executive Employment, Termination and Change of Control Arrangements

We do not have any employment contracts for our executive officers. All employees serve at the discretion of the Board of Directors.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution or other deferred compensation plans to our executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2016, information relating to the compensation of each director who served on our board of directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

							Non-Equity	Nonqualified
				Earned Fees	Stock	Options	Incentive Plan	Deferred	All other	Total
Name	Appointed	Resigned	Year	or Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Compensation
Richard M Davis	10/1/2012	1/19/2016	2016	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Ivan Berkowitz	11/1/2013	1/19/2016	2016	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Dr William Ross	1/29/2016	4/11/2016	2016	$ -	$ 145,000	$ -	$ -	$ -	$ -	$ 145,000
Dr Jeffrey Cosman	12/9/2015	4/11/2016	2016	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Jack Healey	8/2/2016	9/26/2016	2016	$ -	$ 43,000	$ -	$ -	$ -	$ -	$ 43,000
Mr Phillip Crone	5/25/2016	9/26/2016	2016	$ -	$ 235,000	$ -	$ -	$ -	$ -	$ 235,000
Amy Lance	9/26/2016	In Place	2016	$ 12,000	$ 46,999	$ -	$ -	$ -	$ -	$ 58,999
Mack Leath	9/26/2016	In Place	2016	$ 12,000	$ 46,999	$ -	$ -	$ -	$ -	$ 58,999
Jordan Balencic	9/26/2016	In Place	2016	$ -	$ 46,999	$ -	$ -	$ -	$ -	$ 46,999
James Czirr	2/7/2017	In Place	2017	$ -	$ 22,000	$ -	$ -	$ -	$ -	$ 22,000	[1]
1) The event occurred after 12/31/2016.

As of January 19, 2016, Richard H. Davis and Ivan Berkowitz were removed from the Board of Directors of the Company and the total number of board members was reduced from five to three members. The removals were approved by a majority of the Company’s board and by a majority of the Company’s shareholders through the written consent of the holders of a majority of our issued and outstanding voting securities.

On January 19, 2016, the Company appointed Dr. William Ross to the Board of Directors.  For his service on the Board of Directors, the Company issued him 140,000 restricted common shares.  The cost to the Company was $145,000.  April 11, 2016 Dr. William Ross, age 70, advised the Company that he desired to resign from the Board of Directors, as he intends to retire from all business activities

On April 11, 2016, the Board of Directors accepted the resignation of Dr. Jeffrey Cosman as a Board member.  He joined the Board on December 9, 201.  He resigned to commit all his time to pursuing the continued development of his other businesses.

On May 25, 2016, the Company announced that it appointed Mr. Phillip Crone to its Board of Directors.  For his service on the Board, the Company issued him 100,000 restricted common shares.  The cost to the Company was $235,000. The Company accepted his resignation on September 27, 2016 in conjunction with the spin-out of the P3 acquisition.

On August 2, 2016, the Company appointed Jack Healey to the Board of Directors.  For his service as a Board member, Mr, Healey received 100,000 restricted common shares.  The cost to the company was $43,000.  Mr Healey resigned from the Board on September 26, 2016 as part of the restructuring of the Company after the P3 spin out.

On September 26, 2016, the Board unanimously voted to appoint Mack Leath, Amy Lance and Dr. Jordan Balencic as Directors, and appointed Amy Lance as Chairman of the Board and interim CEO. Mr. Leath will serve as Secretary and Interim President.  Both Mr. Leath and Ms. Lance are to receive compensation of $4,000 per month for their services as the interim management team. These amounts, $12,000 each through December 31, 2016.  On December 30, 2016, the Company issued 100,000 restricted common shares to each of the Board Members.  The cost to the Company was $46,999 for each Board member for a total expense of $140,997.

Subsequent event

On February 7, 2017, James Czirr was appointed to the Board of Directors.  For his service on the Board, he was issued 100,000 shares of restricted common stock.  The cost to the Company was $11,000.

Mr. Czirr also purchased 200,000 shares of restricted stock from the Company at the closing price on that date, $.11 per share, for $22,000 total consideration.

Narrative to Director Compensation Table

While we have not established standard compensation arrangements for our directors, we have, as a practice, made an award of restricted common stock to our directors a) in consideration for contributions to the operations of the Company, and, b) for certain contributions to the Company's operations.  To date, we have used 100,000 shares of restricted common stock as our measured award.  Compensation payable to each individual for his or her service on our Board of Directors is determined from time to time by our Board of Directors based upon the amount of time expended and other contributions by each of the Directors on our behalf.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2016, regarding the beneficial ownership of our common stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 31, 2017, we had 17,213,894 shares of common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of shared owned	Percentage of Class
Frank Lightmas, Individual	1,052,857	6.1%

Executive Officers and Directors
Richard M Davis	4,951	0.0%
Ivan Berkowitz	8,719	0.1%
Dr William Ross	140,000	0.8%
The “Gaetano Group” SEE NOTE 3	465,000	2.7%
Steve Keaveney SEE NOTE 2	338,900	2.0%
James Driscoll SEE NOTE 1	300,000	1.7%
Jack Healey	100,000	0.6%
Phillip Crone	100,000	0.6%
Amy Lance	200,000	1.2%
Mack Leath	285,714	1.7%
Jordan Balencic	225,000	1.3%
James Czirr	300,000	1.7%
Christopher Knauf	600,000	3.5%
Louis Deluca	500,000	2.9%
Susanne Leahy	500,000	2.9%
Officers and Directors as a group (7)	2,610,714	15.2%

NOTES:

1) James Driscoll received 200,000 restricted common shares in exchange for the dismissal of his employment agreement and the cancelation of the 1,000,000 stock options that were issued to him at the time of his employment agreement.

2) Stephen Keaveney agreed to cancel 2,150,000 of his previously issued shares and transfer 1,000,000 of his previously issued shares to the former executive of P3 in a private transaction. As a result, he has 338,900 shares of his original issuance remaining as of this date. As of the date of this filing, the cancellation and transfer had not yet taken place through the transfer agent, though the transaction appears to be in process.

3) On April 29, 2016, in consideration for the transaction, Casey Gaetano received 340,000 restricted common shares the Company.  Mr. Gaetano also received 125,000 shares from an employment agreement between the Company and Casey Gaetano. Further, the Company has been made aware of a transaction between Stephen Keaventy and Casey Gaetano, where Keaveney has transferred to Gaetano 1 million shares of his restricted common stock. This transaction would put Gaetano, and his family, to nearly 1.5 million shares of restricted common stock. As a result, the “Gaetano Group” will be an affiliate and has agreed to follow all officer and affiliate reporting requirements, including selling restrictions under Rule 144 of the Securities Act.

Equity Compensation Plan Information

We have not established formal equity compensation arrangements for our directors. Compensation payable to each individual for his or her service on our board of directors is determined from time to time by our board of directors based upon the amount of time expended and other contributions by each of the directors on our behalf.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

 While we do not have securities listed on a national securities exchange or in an inter-dealer quotation system, we intend to pursue such a listing as soon as we are able to qualify, hopefully during fiscal year 2017.  As such, there is no requirement that a majority of the members of our Board of Directors be independent. In anticipation of the move to NASDAQ or NYSE MKT, or similarly trading situation, we have chosen to put into place, at least for the near term, a fully independent board. Therefore, the Board of Directors, in the exercise of reasonable business judgment, determined that a majority of the Company’s directors should qualify as independent directors pursuant to SEC rules and regulations, and the independence standards of the listing requirements of The NASDAQ Stock Market. Under these standards, a director is not “independent” if he or she has certain specified relationships with the Company or any other relationships that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as a director.

In particular, and subject to some exceptions, the NASDAQ rules generally provide that a director will not be independent if:

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

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined that our independent directors are Mack Leath, Amy Lance, Jordan Balencic, and James Czirr.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by M&K CPAS, PLLC, the Company’s current principal accounting firm for the audit of the Company’s annual financial statements for 2016, as well as any fees for previous independent audit firms associated with the Company for the reviews of the quarterly financial statements for 2016 and 2015.

	2016	2015
Audit fees	$100,280	$87,901
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$100,280	$87,901

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

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: April 17, 2017	By:	/s/ Christopher Knauf
Christopher Knauf Chief Executive Officer/Chief Finance Officer

Dated: April 17, 2017	By:	/s/ Louis Deluca
Louis Deluca Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Knauf	April 17, 2017
Christopher Knauf
Chief Executive Officer/Chief Finance Officer

/s/ Louis Deluca	April 17, 2017
Louis Deluca
Chief Operating Officer

/s/ Amy Lance	April 17, 2017
Amy Lance
Chairman of the Board of Directors

/s/ Mack Leath	April 17, 2017
Mack Leath
Director

/s/ Jordan Balancic	April 17, 2017
Jordan Balancic
Director