Form 10-Q
period 2017-03-31
True Nature Holding, Inc.
filed 2017-05-15
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

□

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	□		Accelerated filer	□

Non-accelerated filer	□	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ◻   NO  ☑

As of May 12, 2017, 18,463,874 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

True Nature Holding, Inc

Consolidated Balance Sheets

	(unaudited)
	March 31	December 31
	2017	2016
ASSETS
Current assets
Cash	$55	$-
Prepaid expenses and other current assets	9,167	1,875
Total current assets	9,222	1,875

TOTAL ASSETS	$9,222	$1,875

LIABILITIES
Current liabilities

Accounts payable	$622,619	$589,229
Accounts payable - related party	125,896	106,866
Accrued interest	35,932	31,021
Accrued liabilities	76,249	84,488
Convertible note payable, in default	256,270	256,270
Total current liabilities	$1,116,966	$1,067,874

TOTAL LIABILITIES	$1,116,966	$1,067,874

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value - 100,000,000 share authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value - 500,000,000 share authorized, 18,463,874 and 17,436,666 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	184,639	174,367
Additional paid-in-capital	4,416,686	4,261,748
Stock Payable	46,324	20,000
Accumulated deficit	(5,755,393)	(5,522,114)

Total Stockholders' Deficit	$(1,107,744)	$(1,065,999)

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$9,222	$1,875

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended
	March 31	March 31
	2017	2016

Operating Expenses:
Selling, general and administrative	228,368	832,369
Total operating expenses	228,368	832,369

Operating Loss	(228,368)	(832,369)
Interest expense	(4,911)	(6,218)
Net Loss	(233,279)	(838,587)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.07)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	17,939,636	12,057,500

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

						Total
	Common	Common	Additional Paid-in Capital	Stock	Accumulated	Stockholders'
	Shares	Stock	Deficit	Payable	Deficit	Deficit
Balance at December 31, 2016	$17,436,666	$174,367	$4,261,748	$20,000	$(5,522,114)	$(1,065,999)

Sale of common stock, net of issuance costs	200,000	2,000	20,000	-	-	22,000
Stock based compensation	598,637	5,986	105,224	26,324	-	137,534
Common stock issued for the conversion of payables	228,571	2,286	29,714	-	-	32,000
Net loss	-	-	-	-	(233,279)	(233,279)
Balance at March 31, 2017	$18,463,874	$184,639	$4,416,686	$46,324	$(5,755,393)	$(1,107,744)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ending
	March 31	March 31
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(233,279)	$(838,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	137,534	599,784
Debt discount amortization	-	2,325
Prepaid expenses and other assets	(7,292)	1,402
Accounts payable	65,390	56,738
Accrued liabilities	(8,239)	54,034
Accounts payable-related parties	19,030	-
Accrued interest	4,911	-
Net Cash Used In Operating Activities	$(21,945)	$(124,304)
Cash Flows From Investing Activities:
Purchase of fixed assets	-	-
Net Cash Used In Investing Activities	$-	$-
Cash Flows From Financing Activities
Proceeds from issuance of convertible note payable, net	-	60,000
Sale of common stock, net of issuance costs	22,000	54,000
Net Cash Provided By Financing Activities	$22,000	$114,000

Net Increase in Cash and Cash Equivalents for Continuing Operations	55	(10,304)
Cash, Beginning of Period	-	28,185
Cash, End of Period	$55	$17,881

Non-cash Investing and Financing Transactions:

Discount cost related to issuance of debentures, warrants and convertible notes	$-	$32,577
Common stock issued for satisfaction of payables	$32,000	$-

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

Cash -All highly liquid investments with a maturity date of three months or less at the date of purchase are cash equivalents.

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

 Stock-Based Compensation-We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options are estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2016 and March 31, 2017, the Company had no outstanding warrants or options.

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

 Note 3 – Financial Condition and Going Concern

As of March 31, 2017, the Company had cash on hand of $55 and current liabilities of $1,116,966 and has incurred a loss from operations. True Nature Holding’s principal operations is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 4 – Related Party Transactions

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

On January 24, 2017, the Board granted to a member of Board of Directors 25,000 shares of restricted common stock as consideration for services. The Member of the Board of Directors abstained from the vote as to not be voting on his own issuance. The value for the issuance was $2,500, based on the closing price on the date of the grant.

On January 25, 2017, the Board granted the newly appointed CEO and CFO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives to keep all of the shares.  The expense to the Company was $15,236 during the three months ended March 31, 2017.

On February 7, 2017, the Board appointed one (1) additional member to the Board of Directors. The appointed member shall receive the customary 100,000 shares of restricted common stock for their service. The cost to the Company for this issuance is $11,000, based on the closing price on the date of the grant.  The same candidate offered to buy 200,000 shares of restricted common stock at the same time. The consideration for the sale was $22,000. The transaction has no impact on earnings as the shares were priced at the same cost as the closing price on the date of the purchase.

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to a shareholder for consulting services.  This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting the debts which are currently owed and equates to 258,637 shares, for a total cost to the Company of $36,210, based on the closing price on the date of the grant.

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to convert amounts owed to a vendor. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting $20,000 of debt in outstanding legal fees and expenses which are currently owed as of January 31, 2017, to 142,857 shares, for a total cost to the Company of $20,000. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board authorized the issuance of restricted shares to convert the last 3 month’s salary ($4,000 per month for a total owed of $12,000) of 2016 owed to a Director serving as its Interim President. The price per share used was the closing price of $0.14 per share which equates to 85,714 shares of TNTY. This action hereby settles all outstanding past debts owed to the Director by TNTY up to February 14, 2017. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board granted the newly appointed COO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  The expense to the Company was $11,088.

On March 8, 2017, the Board authorized the issuance of 100,000 restricted common stock to a newly appointed member of the non-executive Advisory Board. The stock was priced at the closing price of the stock at that date which was $0.30.  The expense to the Company was $30,000.

Note 5 – Debt

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to the Lender. Pursuant to the terms of the Convertible Note, on the date thereof, the Company issued the Convertible Note to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note. Upon issuance, the lender was awarded 15,000 restricted common shares as an origination fee which will have piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common shares at a price of $0.30 per share to extend the term of the loan agreement.  The cost to the Company was $4,050 in Interest Expense. This note is currently in default.  Accrued interest at March 31, 2017 and  December 31, 2016, was $5,460 and $3,660, respectively.

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

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to the Lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the Lender and, as consideration therefor, the Lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance, the lender was awarded 66,666 warrants to purchase common stock of the Company at an exercise price of $2.50 for a term of twenty-four month. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the year ended December 31, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the note about was $100,000 and total accrued interest was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized in the year ended December 31, 2016.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of March 31, 2017 and  December 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $27,191 and  $24,420, respectively.  This note is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of March 31, 2017 and December 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $3,281 and $2,941, respectively.  This note is currently in default.

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

Note 6 – Stockholders’ Deficit

Sale of Common Stock – – During the fiscal year of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

During the three months ending March 31, 2017, the Company raised gross proceeds of $22,000 through the sale of 200,000 shares of common stock to a new member of the Board of Directors at a price of $0.11 per share.

Shares for Stock Based Compensation – During the fiscal year of 2016, in connection with services rendered, the Company issued 4,070,000, restricted shares of the Company’s common stock at valued $3,377,735 in exchange for services conducted on behalf of the Company. The value of these shares were based on the closing market price on the respective date of grant.

During the three months ending March 31, 2017, in connection with services rendered, the Company issued 583,637, restricted shares of the Company’s common stock at valued $136,034 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Shares issued for convertible note payable issuance – During fiscal year of 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $18,750 that was valued based on the closing market price on the date of the grant.

 During the three months ending March 31, 2017, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $2,100 that was valued based on the closing market price on the date of the grant..

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

During the three months ending March 31, 2017, the Company converted several accounts payable amounts to stock. The company issued 228,571 shares valued at $32,000 to settle the outstanding accounts payable.

Shares issued for conversion of debt- On September 30, 2016, a member of the board of advisors elected to convert his loan to the company of $100,000 and accrued interest into 400,000 shares of the Company. At the time of conversion, the note about was $100,000 and total accrued interest was $3,671. Therefore, as a result of the conversion, there was a loss of $16,329 recognized in the fiscal year ended December 31, 2016.

During the three months ending March 31, 2017, no debts were converted into stock.

Debt beneficial conversion feature for convertible note payable – During the fiscal year ended December 31, 2016, the Company raised gross proceeds of $201,780 pursuant to a Convertible Notes Payable that allocated the face value of the Note to the shares and debt based on their relative fair values and, resulted in the recording of beneficial conversion features totaling $67,062 as a discount against the Notes, with an offsetting entry to additional paid-in capital. The discount is being amortized into interest expense over the term of the Note

Stock payable for debt-Two notes issued in fiscal 2016 contained $10,000 of stock payable each which remained outstanding as of March 31, 2017.

Note 7 – Stock Options

The Company had two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of March 31, 2017, there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of March 31, 2017, there were 45,673 shares available for future awards under this plan.

In addition, there are approximately 24,753 in options outstanding that were issued to a former CEO of spin-out Company in fiscal 2014. These options issued are outside of the 2009 and 2012 Plans.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	67,879	$21.40	6.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at March 31, 2017	67,879	$21.40	5.92	—

Exercisable at March 31, 2017	67,879	$21.40	5.92	—

Note 8 – Stock Warrants

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

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term

Outstanding at December 31, 2016	142,653	$17.42	2.25
Granted	—	—	—
Expired	—	—	—

Outstanding at March 31, 2017	142,653	$17.42	2.00

Exercisable at March 31, 2017	142,653	$17.42	2.00

Note 9 – Commitments and Contingencies

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

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing, and has recorded the obligation at $75,000.

Note 10 – Subsequent Events

On April 28, 2017, the Company appointed Mr. Peter Nicosia, age 35, to the role of Director of Corporate Communications. Mr. Nicosia is an entrepreneur and has been self-employed as an investor relations and public relations consultant to public companies for the last 15 years. He will be dissolving, selling, and/or otherwise removing himself from his prior business as he enters this professional role in the Company. Mr. Nicosia received an Associate Degree of Applied Science of Graphic Art Design and Visual Communications from Monroe Community College in Rochester, New York in 2005.

Mr. Nicosia will serve in this position at the will of the Board of Directors. Upon sufficient funding, as determined by the Board of Directors, he will become a full-time employee and his compensation will consist of a) a base salary of $100,000 per year, and b) a potential performance bonus, subject to Board approval, of up to 100% of the base salary, $100,000. Effective immediately, he will receive a restricted stock grant of 500,000 shares of restricted common stock. The charge to earnings for the issuance was $240,000 based on the closing stock price of $0.48 on April 28, 2017. The shares are subject to a reverse vesting that requires him to stay with the company for three (3) years, and achieve certain management objectives to fully earn all the shares.  If he fails to remain for the duration, or fails to achieve the management objectives and milestones, a certain number of the shares will be cancelled. Mr. Nicosia will also participate in any other executive benefits programs that are made available to other executives of equal statue in the public holding company.

On May 2, 2017, the Company accepted the resignation of Mr. Mack Leath as Secretary and a member of the Board of Directors. Mr. Leath cited the need to focus on his primary business activities, and as a result did not have the time required to continue in his role. This resignation had been anticipated and there were no conflicts with the Company. Mr. Christopher Knauf, the current CEO and CFO, will be assuming the responsibilities as interim Secretary of the Company until further notice.

On May 2, 2017, the Company accepted the resignation of Ms. Amy Lance as Chairman of the Board and a member of the Board of Directors. Like Mr. Leath, Ms. Lance cited the need to focus on her primary business activities and as a result did not have the time required to continue in these roles. This resignation had been anticipated, and there were no conflicts with the Company.

On May 2, 2017, Dr. Jordan Balencic, a member of the Board of Directors, assumed the responsibilities and title of Chairman of the Board of Directors. Dr. Balencic is a physician entrepreneur dedicated to developing scalable solutions focused on the improvement of patient-centric care, patient outcomes, and quality of health for the masses. He will be actively involved in intellectual property development, and in the targeting of acquisitions and growth markets for the Company’s unique products and services.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to True Nature Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Critical Accounting Policies

In the first quarter of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Quarterly Report.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities will commence in the third quarter of 2017 and we have spun-out the prior year educational business which is presented as discontinued operations in the consolidated financial statements. This change in the nature of our operations will have and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations will include aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

For the Three Months ended March 31, 2017 and 2016

There are no continuing operating sales and related cost of sales for the three months ended March 31, 2017.

Our total operating expenses for the three months period ended March 31, 2017 pertaining to continuing operations were $228,368. For the same periods in 2016, the continuing operating expense was $832,369.   They were comprised primarily of expenses of pertaining $111,153 compensation expense and $21,142 professional fees related to SEC and audit filings services and legal expense.

There is $4,911, of interest expense for the three months ended March 31, 2017, pertaining to interest incurred for outstanding debentures that were not converted resulting from the convertible promissory notes.

For the three month period ended March 31, 2017, the Company had a net loss of $223,279.  For the same period in 2016, the Company had a loss of $838,587.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of March 31, 2017, we had a working capital deficit of $1,107,744.  Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the three months ending March 31, 2017, the Company had negative cashflow from Operations of $21,945.  This was mainly offset through the net proceeds from the sale of common stock and promissory notes combined totaling $22,000.  For the three month period, the Company had a net positive cashflow of $55.

Specific details related to our financing activities are as follows:

2017 Private Placements

During the three months ended March 31, 2017 we raised gross proceeds of 22,000 through the sale of 200,000 shares of common stock to a new board member at a price of $0.11 per share.

  Plan of Operations

During 2016, and following the acquisition, and subsequent deconsolidation of P3, we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (IP), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems, into a dedicated subsidiary. While we expect immediate financial results from the retail and compounding areas, we believe the IP and technology business will require substantial time to mature into a profitable business.

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

The “Florida Group” is the business upon which the business plan was originally formed in 2016. They have a 15-year operating history, are an all cash business (no insurance reimbursement). They do half their business with veterinary operations, an area we would very much like to grow. The finished 2016 at over $2.7 million, up from $2.5 million, and they have no sales effort, no marketing and no significant presence. They have been size constrained by their facility size, and the lack of sales and marketing, though in early March they will move into a new space, fully compliant with the new USP 800 regulations. They will be the “hub” for most of the Florida operations, and their specialty formations fit the older, Florida market

Recent Developments

 As of May 12, 2017, the Company had two (2) members of the Board of Directors, three (3) members of the non-executive Advisory Board, and two (2) members of the management team.  We believe that True Nature’s management team can remain small in the near term, and will consist of a four person management team with experience in 1) public company accounting and finance, 2) multi-unit supply chain management including retail and wholesale operations, 3) brand marketing aimed at consumer through online and traditional retail channels, and 4) public equity finance.  We believe our current team addresses most of these areas, and we anticipate further additions as our size, and funding, can allow.  Biographical and other information on our executive officers and directors is set forth in “Item 10: Directors, Executive Officers, and Corporate Governance” of this Report.

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

ITEM 4.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the first quarter ending March 31, 2017, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In December 2015, we were named as Defendant in a suit from National Council for Science in the Environment (NCSE) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities.  We put forth a vigorous defense including counterclaims. On September 23, 2016, the Company settled the proceeding with NCSE for a lump sum cash payment of $48,500 to be paid on or before November 4, 2016, or $75,000 if paid at a later date. We had legal expenses in excess of $100,000 associated with the lawsuit.  The Company is fully indemnified for any and all costs by Trunity, Inc., the spin-out entity which holds the assets and operations of the prior educational software business.  We have made a formal demand for reimbursement for these related expenses from Trunity and intent to take all actions needed to collect the reimbursement.  The balance remains unpaid as of March 31, 2017.

ITEM 1A.

RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 25, 2016 two board members were each awarded 100,000 of shares of the Company in exchange for their services as board members.  The shares were valued at $145,000 based on the closing market price on the date of grant.

On April 25,2016 a board member was awarded 100,0000 shares of the Company in exchange for his services on the board and 1,000,000 non-qualified stock options for his position as CEO. The stock options were subsequently cancelled in conjunction with his resignation on September 23, 2016, and 100,000 shares of restricted common stock valued at $47,680, based on the closing market price on the date of grant, in conjunction with the cancellation of all amounts owed as of the date of his resignation.

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

On January 24, 2017, the Board granted to a member of Board of Directors 25,000 shares of restricted common stock as consideration for services. The Member of the Board of Directors abstained from the vote as to not be voting on his own issuance. The value for the issuance was $2,500, based on the closing price on the date of the grant.

On January 25, 2017, the Board granted the newly appointed CEO and CFO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives to keep all of the shares.  The expense to the Company was $15,236 during the three months ended March 31, 2017.

On February 7, 2017, the Board appointed one (1) additional member to the Board of Directors. The appointed member shall receive the customary 100,000 shares of restricted common stock for their service. The cost to the Company for this issuance is $11,000, based on the closing price on the date of the grant.  The same candidate offered to buy 200,000 shares of restricted common stock at the same time. The consideration for the sale was $22,000. The transaction has no impact on earnings as the shares were priced at the same cost as the closing price on the date of the purchase.

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to a shareholder for consulting services.  This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting the debts which are currently owed and equates to 258,637 shares, for a total cost to the Company of $36,210, based on the closing price on the date of the grant.

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to convert amounts owed to a vendor. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting $20,000 of debt in outstanding legal fees and expenses which are currently owed as of January 31, 2017, to 142,857 shares, for a total cost to the Company of $20,000. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board authorized the issuance of restricted shares to convert the last 3 month’s salary ($4,000 per month for a total owed of $12,000) of 2016 owed to a Director serving as its Interim President. The price per share used was the closing price of $0.14 per share which equates to 85,714 shares of TNTY. This action hereby settles all outstanding past debts owed to the Director by TNTY up to February 14, 2017. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board granted the newly appointed COO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (1/3 per year) and achieve certain management objectives in order to keep all of the shares.  The expense to the Company was $11,088.

On March 8, 2017, the Board authorized the issuance of 100,000 restricted common stock to a newly appointed member of the non-executive Advisory Board. The stock was priced at the closing price of the stock at that date which was $0.30.  The expense to the Company was $30,000.

2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of March 31, 2017, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $27,191. For the three months ended March 31, 2017, interest expense related to the Debenture was $2,771. This note is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former educational business were eligible to participate in a debt conversion however one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 that did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into the Company’s common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures. As of March 31, 2017, the carrying value of the Series D Debenture was $11,334 and accrued interest expense of $3,281 For the three months ended March 31, 2017, interest expense related to the Debenture was $340.  This note is currently in default.

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

Signature and Title	Date

/s/ Christopher Knauf	May 15, 2017
Chief Executive Officer