Form 10-Q/A
period 2017-03-31
True Nature Holding, Inc.
filed 2017-05-26
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10Q/A is an amended version of the Form 10Q for the period ended September 30, 2016. The previous version did not include some material stock and debt transactions and accrued expenses, and had not been through final review with the Company’s auditor. In the final review a number of transactions that management intended to record in the period ended September 30, 2016 were changed.

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

14	Code of Ethics (incorporated herein by reference to Exhibit 14 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Signature and Title	Date

/s/ Christopher Knauf	May 26, 2017
Chief Executive Officer