Form 10-Q/A
period 2017-03-31
True Nature Holding, Inc.
filed 2017-06-01
CIK 802257

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

EXPLANATORY NOTE

The Filing of the Company's Form 10-Q on May 15, 2017 was correct and fully reviewed by the Company's auditor and officers prior to filing. At the time of the filing the related XBRL files were omitted in error. This filing corrects that error and includes all related files.

No other changes have been made to the Form 10–Q.  This Amendment speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

Signature and Title	Date

/s/ Christopher Knauf	June 1, 2017
Chief Executive Officer