Form 10-Q
period 2017-06-30
True Nature Holding, Inc.
filed 2017-08-18
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻   No  ☑

As of August 16, 2017, 16,983,874 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.
Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$55	$-
Prepaid expenses and other current assets	9,000	1,875
Total current assets	9,055	1,875

Total Assets	9,055	1,875

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	753,447	589,229
Accrued liabilities	97,894	84,488
Due to related parties	114,385	106,866
Accrued interest	40,843	31,021
Convertible note payable, in default	256,270	256,270
Total current liabilities	1,262,839	1,067,874

Commitments and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,513,874 and 17,436,666 shares issued and outstanding as of June 30, 2017 and December 31, 2016.	185,139	174,367
Additional paid-in capital	4,441,186	4,261,748
Stock payable	94,324	20,000
Accumulated deficit	(5,974,433)	(5,522,114)
Total (deficiency in) stockholders’ equity	(1,253,784)	(1,065,999)

Total liabilities and stockholders’ equity	$9,055	$1,875

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Consolidated Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	214,129	1,679,986	442,497	2,512,355

Total operating expenses	214,129	1,679,986	442,497	2,512,355

Net Operating Loss	(214,129)	(1,679,986)	(442,497)	(2,512,355)

Other income (expense):
Interest expense	(4,911)	(58,720)	(9,822)	(64,938)
Loss on debt extinguishment	-	(190,000)	-	(190,000)
Total other expense	(4,911)	(248,720)	(9,822)	(254,938)

Loss before provision for income taxes	(219,040)	(1,928,706)	(452,319)	(2,767,293)

Provision for income taxes	-	-	-	-

Net loss	$(219,040)	$(1,928,706)	$(452,319)	$(2,767,293)

Net loss per share - basic	$(0.02)	$(0.15)	$(0.03)	$(0.22)

Net loss per share - diluted	$(0.02)	$(0.15)	$(0.03)	$(0.22)

Weighted average shares outstanding - basic	18,481,652	12,687,478	18,222,445	12,368,961

Weighted average shares outstanding - diluted	18,481,652	12,687,478	18,222,445	12,368,961

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

						Total
			Additional			Stockholders’
	Common Stock		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, December 31, 2016	17,436,666	$174,367	$4,261,748	$20,000	$(5,522,114)	$(1,065,999)
Stock issued for cash, net of issuance costs	250,000	2,500	44,500	-	-	47,000
Stock issued for services	583,637	5,836	103,874	74,324	-	74,324
Stock issued for note extension	15,000	150	1,350	-	-	1,500
Stock issued for conversion of payables	228,571	2,286	29,714	-	-	32,000
Net loss	-	-	-	-	(452,319)	(452,319)
Balance, June 30, 2017	18,513,874	$185,139	$4,441,186	$94,324	$(5,974,433)	(1,253,784)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(452,319)	$(2,767,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	-	40,129
Stock based compensation	185,534	2,077,134
Loss on extinguishment of debt	-	190,000
Changes in assets and liabilities:
Prepaid expenses	(7,125)	7,527
Accounts payable	196,218	150,762
Accrued liabilities	13,406	-
Due to related parties	7,519	-
Accrued interest	9,822	42,926

Net cash used in operating activities	(46,945)	(258,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisition of business	-	10,201

Net cash provided by investing activities	-	10,201

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note payable	-	160,000
Sale of common stock, net of issuance costs	47,000	51,000
Proceeds from short-term loans	-	30,000

Net cash provided by financing activities	47,000	241,000

Net increase (decrease) in cash and cash equivalents	55	(7,614)

Cash and cash equivalents at beginning of period	-	28,185

Cash and cash equivalents at end of period	$55	$20,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of payables	$32,000	$-
Discount on convertible note payable	-	575,167
Acquisition of P3 Compounding of Georgia, net of cash acquired:
Fair value of assets acquired	-	314,941
Fair value of liabilities assumed	-	35,422
Issuance of common stock for acquisition	-	261,800
Debt obligation recorded as a result of acquisition	-	589,350
Goodwill	$-	$561,430

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

True Nature Holding, Inc. is a corporation organized under the laws of the state of Delaware with principal offices located in Atlanta, Georgia. On January 16, 2016, the Company changed the equity structure that included a reverse split of 1 for 101, such that all holders of 101 shares of common stock issued and outstanding prior to the effective date of the reverse split would own 1 share of common stock upon the effect date of the reverse split. In addition, the Company amended its Articles of Incorporation  (i) to increase its authorized capital stock to 510,000,000 shares which consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share (ii) a to change its name from Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

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

Revenue Recognition-The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues through December 31, 2016. In fiscal 2017, the Company will recognize revenues if all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

Equity instruments issued to those other than employees are recorded on the basis of the fair value of the instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant.

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

Common Stock Purchase Warrants-The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the BSM option-pricing model value method for valuing the impact of the expense associated with these warrants.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2016 and June 30, 2017, the Company had no outstanding warrants or options.

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

Recently Issued Accounting Standards-There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Financial Condition and Going Concern

As of June 30, 2017, the Company had cash on hand of $55 and current liabilities of $1,262,839 and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 4 – Related Party Transactions

On January 25, 2016 two board members were each awarded 100,000 of shares of the Company’s common stock in exchange for their services as board members.  The shares were valued at $145,000 based on the closing market price on the date of grant.

On April 25, 2016 a board member was awarded 100,000 shares of the Company’s common stock in exchange for his services on the board and  non-qualified stock options to purchase up to 1,000,000 shares of the Company’s common stock in consideration for his services  as CEO. The stock options were subsequently cancelled in conjunction with his resignation as CEO on September 23, 2016, and 100,000 shares of restricted common stock valued at $47,680, based on the closing market price on the date of grant, in conjunction with the cancellation of all amounts owed as of the date of his resignation.

On May 25, 2016, a board member was awarded 100,000 shares of the Company’s common stock, valued at $235,000 based on the closing market price on the date of grant,  in exchange for his service as a member of  the board.

On September 23, 2016, the Company appointed three new directors to the Board of Directors, and each received 100,000 shares of common stock, each valued at $27,990 based on the closing market price on the date of grant, in conjunction with their appointments.

On September 27, 2016, the Company accepted the resignations of its former Chairman & CFO and former CEO. The former CFO had a consulting agreement in the amount of $10,000 per month for professional fees. The Company’s former CEO had an employment agreement effective June 7, 2016 pursuant to which he received a monthly salary in the amount of $12,500 per month for the remainder of 2016, $17,500 per month for the 2017 calendar year, $22,500 per month for the 2018 calendar year  and $25,000 per month for the 2019 calendar year. No payments have been made to the former CEO. Both of these agreements were fully cancelled and the Company has no further obligation to either going forward. Further, the former CFO has agreed to return for cancellation 2,000,000 shares of restricted common stock of the Company, and to use 100,000 shares of Company common stock to settle an obligation to a former employee. The former CEO had been awarded options for the purchase of 1,000,000 shares of restricted common stock, which were all cancelled in conjunction with his resignation.

In addition, a shareholder of the Company had a consulting agreement in the amount of $10,000 per month for professional fees. The shareholder and the Company have agreed to terminate the agreement  as of September 30, 2016. In consideration of all amounts owed, the Company has issued 966,666 shares of common stock, valued at $290,000 based on the closing market price on the date of grant,  and the consultant has cancelled $290,000 in amounts owed. The amounts owed consist of a) $80,000 in advances to the Company, or obligations paid to the Company, b) $120,000 in consulting fees owed and c) reimbursement of $90,000 of costs related to the formation of Newco4pharmacy, LLC, which was acquired by the Company in December 2015.

On December 30, 2016, the Board of Directors of the Company issued 100,000 shares of restricted common stock to a consultant, who subsequently became the CEO and CFO of the Company as compensation for his contribution during the prior 90 days. The charge to earnings for this issuance was $19,080.

On December 30, 2016, the Board voted to issue  100,000 shares of common stock to each of the Company’s Board members  as additional compensation for services during the prior 90 days. Each of the recipients abstained from the vote on their issuance so as not to be voting on their own issuance; however, each member of the Board voted for the issuance of shares to their fellow Board members. The charge to earnings for this issuance was $19,080, for each of the three  directors, or a total of $57,240.

The Company had accounts payable from related party transactions of $106,866 as of December 31, 2016.  The balance was made up of the following:  a) two members of the Board of Directors were due $12,000 each for compensation expense that had not been paid; b) the former CEO and CFO of the Company were owed for reimbursable expenses that totaled $75,866; and c) a shareholder had paid for expenses of the Company directly to several vendors for a total of $7,000.

On January 24, 2017, the Board granted to a member of Board of Directors 25,000 shares of restricted common stock as consideration for services. The member of the Board of Directors abstained from the vote as to not be voting on his own issuance. The value for the issuance was $3,500, based on the closing price on the date of the grant.

On January 25, 2017, the Board granted the newly appointed CEO and CFO 500,000 shares of restricted common stock as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the Company for three (3) years (shares vest 1/3 per year) and achieve certain management objectives to keep all of the shares.  Subsequently, effective July 7, 2017, the executive resigned and 400,000 of the shares will be cancelled (see Note 10).  The expense to the Company was $15,236  during the six months ended June 30, 2017.

On February 7, 2017, the Board appointed one  additional member to the Board of Directors. The appointed member shall receive the customary 100,000 shares of restricted common stock for their service. The cost to the Company for this issuance is $11,000, based on the closing price on the date of the grant.  The same candidate offered to buy 200,000 shares of restricted common stock at the same time. The consideration for the sale was $22,000. The transaction has no impact on earnings as the shares were priced at the same cost as the closing price on the date of the purchase.

On February 14, 2017, the Board of Directors authorized the issuance of restricted common stock to a shareholder for consulting services.  This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting the debts which are currently owed and equates to 258,637 shares, for a total cost to the Company of $36,210, based on the closing price on the date of the grant.

On February 14, 2017, the Board of Directors  authorized the issuance of restricted common stock to convert amounts owed to a vendor. This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting $20,000 of debt in outstanding legal fees and expenses which are currently owed as of January 31, 2017, to 142,857 shares, for a total cost to the Company of $20,000. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board authorized the issuance of restricted shares to convert the last 3 month’s salary ($4,000 per month for a total owed of $12,000) of 2016 owed to a director serving as its Interim President. The price per share used was the closing price of $0.14 per share which equates to 85,714 shares of common stock. This action hereby settles all outstanding past debts owed to the director by the Company up to February 14, 2017. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board granted the newly appointed COO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (shares vest 1/3 per year) and achieve certain management objectives in order to keep all of the shares.  The expense to the Company was $11,088.

On March 8, 2017, the Board authorized the issuance of 100,000 restricted common stock to a newly appointed member of the non-executive Advisory Board. The stock was priced at the closing price of the stock at that date which was $0.30.  The expense to the Company was $30,000.

On March 8, 2017, the Board authorized the issuance of 100,000 restricted common stock to an advisor to the Company with experience in retail pharmacy operations. The stock was priced at the closing price of the stock at that date which was $0.30.  The expense to the Company was $30,000.

On April 28, 2017, the Board granted the newly appointed Director of Corporate Communications 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires him to stay with the company for three (3) years (shares vest 1/3 per year) and achieve certain management objectives to keep all of the shares.  Subsequently, the executive resigned effective August 1, 2017 and as a result 400,000 of the 500,000 shares were cancelled.  The Company charged to operations the amount of $48,000 representing the fair value of 100,000 shares of common stock during the three months ended June 30, 2017.

Note 5 – Debt

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Pursuant to the terms of the Convertible Note A, on the date thereof, the Company issued the Convertible Note A to the lender and, as consideration therefor, the lender paid the Company in cash the full principal amount of the Convertible Note A. Upon issuance, the lender was awarded 15,000 restricted common stock as an origination fee which will have piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense. This note is currently in default.  Accrued interest at June 30, 2017 and December 31, 2016, was $7,260 and $3,660, respectively.

Pursuant to the terms of the Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note A. The Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 per share and throughout the duration of the note the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of the Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $18,750 was recorded as a discount against the note.

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to a lender. Pursuant to the terms of the Convertible Note B, on the date thereof, the Company issued the Convertible Note B to the lender and, as consideration therefor, the lender paid the Company in cash the full principal amount of the Convertible Note B. Upon issuance, the lender was awarded  warrants to purchase up to 66,666 shares of the Company’s common stock at an exercise price of $2.50 per share for a term of twenty-four month. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the year ended December 31, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the principal amount of the note was approximately $100,000 and total accrued interest thereon was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized in the year ended December 31, 2016.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of June 30, 2017 and December 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $29,962 and $24,420, respectively.  This note is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received warrants to acquire up to 495 shares post-split of common stock for an exercise price of $20.20 per share, exercisable over five years. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of June 30, 2017 and December 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $3,621 and $2,941, respectively.  This note is currently in default.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the total repayment amount will be $72,280. As of December 31, 2016 the carrying value of this short-term loan was $26,925. For year ending December 31, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. Although the note is in default, the lender and the Company have agreed not to take any action until such time as repayment can be arranged.

Note 6 – Stockholders’ Deficit

Sale of Common Stock – During the fiscal year of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. 50,000 of these shares were issued during the six months ended June 30, 2017.  The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

During the six months ending June 30, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors and a third party investor at a price of $0.11 per share.

Shares for Stock Based Compensation – During the fiscal year of 2016, in connection with services rendered, the Company issued 4,070,000, restricted shares of the Company’s common stock valued at $3,377,735 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

During the six months ending June 30, 2017, in connection with services rendered, the Company issued 583,637 restricted shares of the Company’s common stock valued at $109,710 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.  The Company also has an additional 1.5 million shares payable to three employees valued at $266,324 included in stock payable.

Shares issued for convertible note payable issuance – During fiscal year of 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $18,750 that was valued based on the closing market price on the date of the grant. The shares were issued in consideration of the interest and fees due on the loan.

During the six months ending June 30, 2017, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $1,500 that was valued based on the closing market price on the date of the grant. The shares were issued in consideration of the interest and fees due on the loan.

Shares issued for conversion of accounts payable- During the fiscal year of 2016, the Company converted several accounts payable amounts to stock. The company issued 1,066,666 shares of common stock valued at $580,000 to settle the outstanding accounts payable. As a result of the settlements, a loss of $190,000 was recorded due to the fair value of the shares exceeding the fair value of accounts payable settled.

During the six months ending June 30, 2017, the Company converted several accounts payable amounts to shares of common stock. The Company issued 228,571 shares of common stock valued at $32,000 to settle the outstanding accounts payable.

Shares issued for conversion of debt- On September 30, 2016, a member of the board of advisors elected to convert his loan to the Company in the amount of $100,000 and accrued interest thereon into 400,000 shares of the Company’s common stock. At the time of conversion, the principal amount of the note was approximately $100,000 and total accrued interest thereon was $3,671. Therefore, as a result of the conversion, there was a loss of $16,329 recognized in the fiscal year ended December 31, 2016.

During the six months ending June 30, 2017, no debts were converted into stock.

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

Stock payable for debt-Two notes issued in fiscal 2016 contained $10,000 of stock payable each which remained outstanding as of June 30, 2017.

Note 7 – Stock Options

The Company had two Employee, Director and Consultant Stock Option Plans that were not terminated as a result of the fiscal 2015 restructuring of the Company and spin-out and have continued as part of the operations as detailed below.

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of June 30, 2017, there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of June 30, 2017, there were 45,673 shares available for future awards under this plan.

In addition, there are approximately 24,753 in options outstanding that were issued to a former CEO of spin-out Company in fiscal 2014. These options issued are outside of the 2009 and 2012 Plans.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	67,879	$21.40	6.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at June 30, 2017	67,879	$21.40	5.67	—

Exercisable at June 30, 2017	67,879	$21.40	5.67	—

Note 8 – Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of June 30, 2017 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2016	142,653	$17.42	2.25
Granted	—	—	—
Expired	—	—	—

Outstanding at June 30, 2017	142,653	$17.42	1.75

Exercisable at June 30, 2017	142,653	$17.42	1.75

Note 9 – Commitments and Contingencies

Legal

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

This action was filed on December 16, 2015 by the National Council for Science and the Environment, Inc. (“NCSE”) in the state court in the District of Columbia against Trunity Holdings, Inc. (“Trunity”) and alleges claims for breach of contract. Acknowledgement of indebtedness and settlement agreement and quantum meruit arising out of an agreement entered into between NCSE and Trunity in 2014. The complaint seeks damages in the amount of $177,270, inclusive of attorney’s fees, costs and accrued interest, continuing interest in the amount of 12% per annum and attorney’s fees and costs of collection relating to the case. The Company, in its answer dated January 27, 2016, denied the material allegations made by NCSE, asserted a number of affirmative defenses and filed a counterclaim alleging claims for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and unjust enrichment. In its counterclaim, the Company will seek actual and compensatory damages against NCSE that it believes exceed the amount sought by NCSE on its claims, pre-judgment interest, punitive damages and all costs and expenses, including attorney’s fees, incurred by the Company in bringing its claims against NCSE.

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing, and has recorded the obligation at $75,000.

Note 10 – Subsequent Events

On July 7, 2017, the Company accepted the resignation of Mr. Christopher Knauf from the positions of CEO, interim CFO, and interim Secretary. Mr. Knauf will no longer be associated with the Company. This resignation had been anticipated, and there were no conflicts with the Company.

At the time of his hire, Mr. Knauf was granted 500,000 restricted shares as part of his executive compensation plan. The shares were pursuant to reverse vesting conditions. At July 7, 2017,  100,000 shares of restricted common stock have vested and the remaining 400,000 restricted shares will be canceled.

Mr. Knauf has not been paid any cash compensation. During his tenure at the Company, he has accrued $33,333 in salary, which will only be paid after the Company has completed sufficient financing to support its operations. Dr. Jordan Balencic, the Chairman of the Board of Directors, will assume the role of interim CEO and interim CFO until a successor is appointed.

On July 10, 2017, the Company entered into an agreement with a related party whereby the amount of $75,000 in accounts payable due to the related party for services performed was converted to a note payable.  The note payable bears interest at the rate of 12% per annum, and is due no later than 90 days from the date the Company receives funding in the amount of $1,000,000.

On August 10, 2017, the Company issued 500,000 shares of restricted common stock, subject to reverse vesting conditions, to the Company’s Chief Operating Officer in conjunction with his engagement effective as of February 14, 2017 and previously disclosed in the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2017 and in the Company’s current report on Form 8-K filed on March 9, 2017.

On August 10, 2017, the Company issued 50,000 shares of common stock to an investor for cash in the amount of $25,000. The closing of the transaction occurred during the twelve months ended December 31, 2016; however, due to a clerical error, the 50,000 shares of common  stock were not issued until August 10, 2017.

On August 10, 2017, the Company cancelled 2,150,000 shares of common stock previously held by its former Chief Executive Officer.

On August 10, 2017, the Company issued 25,000 shares of common stock to a note holder as consideration for accrued interest.

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. Other than the events described above, we did not identify any additional material events or transactions which occurred during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

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

We expect economies of scale from the consolidation of:

☐	Materials procurement;
☐	Compounding activities combined into larger, more efficient and higher quality facilities;
☐
Expanded marketing nationwide with an emphasis on densely populated urban areas where an expanded product line may increase the profitability of each individual branch, when compared to pre-acquisition sales, and;

☐	Consolidated administration and personnel functions.

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

Critical Accounting Policies

For the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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

For the Three Months ended June 30, 2017 and 2016

There are no  sales and related cost of sales for the three months ended June 30, 2017.

Our total operating expenses for the three months period ended June 30, 2017  were $214,129.  For the comparable period in 2016, the  operating expense was $1,679,986.  Operating expenses were comprised primarily of  $140,000 compensation expense, and $65,900 in consulting fees.

There is $4,911, of interest expense for the three months ended June 30, 2017, pertaining to interest incurred for outstanding debentures.

For the three month period ended June 30, 2017, the Company had a net loss of $219,040.  For the comparable period in 2016, the Company had a loss of $1,928,706.

For the Six Months ended June 30, 2017 and 2016

There are no sales and related cost of sales for the six months ended June 30, 2017.

Our total operating expenses for the six months period ended June 30, 2017 were $442,497. For the comparable  period in 2016, the operating expense was $2,512,355.  They were comprised primarily of  $290,893 of compensation expense and  $122,986 of consulting fees.

There is $9,822, of interest expense for the six months ended June 30, 2017, pertaining to interest incurred for outstanding debentures.

For the six month period ended June 30, 2017, the Company had a net loss of $452,319.  For the comparable period in 2016, the Company had a loss of $2,767,293.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of June 30, 2017, we had a working capital deficit of $1,253,784.  Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the six months ending June 30, 2017, the Company had negative cashflow from operations of $46,945.  This was mainly offset through the net proceeds from the sale of common stock totaling $47,000.  For the six month period ended June 30, 2017, the Company had a net positive cashflow of $55.

Specific details related to our financing activities are as follows:

2017 Private Placements

During the six months ended June 30, 2017 we raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a third party investor and a new board member at a price of $0.11 per share.

Plan of Operations

During 2016, and following the acquisition, and subsequent deconsolidation of P3 Compounding of Georgia, LLC (“P3”), we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (IP), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems, into a dedicated subsidiary. While we expect immediate financial results from the retail and compounding areas, we believe the IP and technology business will require substantial time to mature into a profitable business.

As a result of this revised approach, the Company intends to create three (3) wholly-owned subsidiaries to hold its operations.

The first, “TN Retail, LLC” will hold the Company’s retail storefront operations. These storefront locations will provide both conventional pharmacy products, as well as unique compounding based solutions. The store will focus on “healthy, holistic and natural solutions”, along the lines of a “Whole Foods of Pharmacy” like marketing approach. This becomes the “feeder system” for sales to our planned compounding production facilities.

There will be a separate subsidiary for the Company’s compounding pharmacy, back office production and central fill operations called “TN Compounding, LLC”. This will initially be focused on the acquisition of 503a license operations. Though management has envisioned a network of these facilities located regionally, the Company may consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

Lastly, the Company expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations will be unique to the Company’s operations, and some it expects to either license to others for mass market distribution, or it may produce for stocking inventory at a 503b qualified facility. The entity “TN Technologies, LLC” will hold the foregoing formulations, as well as other novel new approaches it may engage in, directly, or under a license granted from the holders.

Acquisition of Compounding Pharmacy Businesses and Financing

The Company intends to target compounders who have a) strong regulatory compliance history, b) a record of profitable operations, c) a large cash payor component (compared to insurance reimbursement), or an ability to shift from insurance to cash for their revenue, d) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders, and e) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

We have had agreements in place, or in negotiation, for the acquisition of three (3) unique business operations. In total, they concluded 2016 with over $30 million in annualized revenue, and, when owners’ compensation is backed out, and going forward management and costs included, the Company’s management believes these operations should perform profitably. All have long operating histories, and all are currently profitable. Each acquisition is unique and comes with different risks. We always note that past performances are not indicative of future results, and that any past success is no guarantee of future profitability.

The “Southeast Group” is a three-unit compounding operation who concluded 2016 at over $25 million in revenues, up from $15 million in 2015. They have large library of specialty formulations. They would become the largest “hub” and expand their distribution through the pending retail expansion, which begins with the “Miami Group”, with overnight home delivery at pass-through costs.

The “Miami Group” is a small retail pharmacy operation which currently does 30% in compounding. They operate inside of a grocery chain, renting space from the Hispanic oriented chain in two  of their sixteen units. Each store has over 1,500 unique client experiences, and thus far the current management has done nothing to leverage that built-in traffic. We believe the units where a new footprint can be established with generate around $1 million in annualized sales in the first 12 months after opening, and will reach their maximum at around $2 million in annualized sales. Currently the operations are thinly staffed and do not operate even 40 hours a week. Our plans are to make this the “spoke” and move any significant preparation work to a “hub” site, either at the “Southeast Group” location, or in the “Florida Group” location. Subsequent to June 30, 2017, the Company was notified by the seller that it had received an offer for the acquisition of these operations from another party with greater consideration, and simpler terms than the Company had offered. Consequently, the Company is no longer considering this acquisition, though it intends to find a similar situation as an alternative.

The “Florida Group” is the business upon which the Company’s business plan was originally formed in 2016. They have a 15-year operating history, are an all cash business (no insurance reimbursement). They do half their business with veterinary operations, an area we would very much like to grow. They concluded 2016 at over $2.7 million, up from $2.5 million, and they have no sales effort, no marketing and no significant presence. They have been size constrained by their facility size, and the lack of sales and marketing, though in early March they will move into a new space, fully compliant with the new United States Pharmacopeial Convention, or USP 800 regulations. They will be the “hub” for most of the Florida operations, and their specialty formations fit the older, Florida market.

Recent Developments

As of August 8, 2017, the Company had two  members of the Board of Directors, three  members of the non-executive Advisory Board, and two members of the management team.  We believe that the Company’s management team can remain small in the near term, and will consist of a four person management team with experience in 1) public company accounting and finance, 2) multi-unit supply chain management including retail and wholesale operations, 3) brand marketing aimed at consumer through online and traditional retail channels, and 4) public equity finance.  We have a list of qualified candidates with industry and public company experience for both the CEO and CFO positions. While we believe our current team addresses most of these areas, we anticipate further additions as our size, and funding, permits.  Biographical and other information on our executive officers and directors is set forth in “Item 10: Directors, Executive Officers, and Corporate Governance” of our Annual Report on Form 10-K for the year ended December 31, 2016.

On January 25, 2017, the Board of Director appointed Christopher Knauf, age 44, as the Chief Executive Officer and Chief Financial Officer of the Company.  From 2014 to present, Mr. Knauf served as a consultant for small to mid-size emerging growth companies, both public and private.  From 2012 to 2014, he served as CEO/CFO of Built NY, Inc, a consumer products company based in New York, NY.  Prior to that, from 2004 to 2012, Mr. Knauf was Head of Finance and Operations for the Consumer Products division of A+E Networks, Inc, a provider of television content worldwide.  From 2002 to 2004, He was the CFO of Intermix, Inc, a New York, NY based apparel retailer.  His education includes an MBA, Finance concentration, 1999, Fordham University, New York, NY. BS, Finance, 1995, Fairfield University, Fairfield, CT. On July 7, 2017 Mr. Knauf resigned from his positions with the Company.

On February 7, 2017 Mr. James Czirr joined the Board of Directors.  Mr. Czirr, age 62, is most recently involved with Galectin Therapeutics, Inc. (“Galectin”) (NASDAQ:GALT), both personally and as an investment of his funds. In addition to co-founding Galectin in July 2000, he served as Chairman of the Board for Galectin from February 2009 and Executive Chairman from February 2010 until January 2016. He now sits on the Board as the representative for their Series B Preferred holders. He is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low-cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan.

On February 14, 2017, the Board of Director appointed Louis DeLuca as the Chief Operating Officer of the Company. Mr. DeLuca, age 58, served as VP of Operations for Mondetta US, Inc., an online apparel designer and retailer  from 2015 to 2016.  From 2012 to 2015, he served as the COO of The Ivory Company, a multichannel home décor retailer based in Atlanta, GA. Since 2007 he has served as the Founder and CEO of Marietta Sign Company, a manufacturer and designer of customer signage based in Atlanta, GA. From 1981 to 2007, he served as Director of Inventory Planning and Sourcing at The Home Depot. He received a Technical Drafting Certificate from Gwinnett Technical College in 1977 and studied Business Management at the University of Phoenix.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the six months ended June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company’s disclosure controls and procedures are not effective  because of the small size of the Company’s accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with  such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Limitations on Internal Controls

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting

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

During the six months ended June 30, 2017 , there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In December 2015, we were named as a defendant in a lawsuit initiated by National Council for Science in the Environment (“NCSE”) seeking to collect $170,000 related to a services and consulting relationship dating back to 2009, a part of the legacy educational business, and not related to our ongoing pharmacy activities.  We put forth a vigorous defense including counterclaims. On September 23, 2016, the Company settled the proceeding with NCSE for a lump sum cash payment of $48,500 to be paid on or before November 4, 2016, or $75,000 if paid at a later date. We had legal expenses in excess of $100,000 associated with the lawsuit.  The Company is fully indemnified for any and all costs by Trunity, Inc., the spin-out entity which holds the assets and operations of the prior educational software business.  We have made a formal demand for reimbursement for these related expenses from Trunity and intent to take all actions needed to collect the reimbursement.  The balance remains unpaid as of June 30, 2017.

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

This Item is not applicable to our Company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1*	Note Payable by the Company to Stephen Keaveney in the amount of $75,000 dated as of July 10, 2017.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: August 18, 2017	By:	/s/ Dr. Jordan Balencic
Dr. Jordan Balencic Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)