Form 10-Q
period 2017-09-30
True Nature Holding, Inc.
filed 2017-12-05
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻   No  ☑

As of December 1, 2017, 16,938,874 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.
Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$55	$-
Prepaid expenses and other current assets	-	1,875
Total current assets	55	1,875

Total Assets	55	1,875

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	698,632	589,229
Accrued liabilities	122,894	84,488
Due to related parties	55,303	106,866
Accrued interest	37,894	31,021
Convertible note payable, in default	256,270	256,270
Note payable - related party	75,000	-
Total current liabilities	1,245,993	1,067,874

Commitments and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 16,938,874 and 17,436,666 shares issued and outstanding as of September 30, 2017 and December 31, 2016	169,389	174,367
Additional paid-in capital	4,471,774	4,261,748
Stock payable	215,245	20,000
Accumulated deficit	(6,102,346)	(5,522,114)
Total (deficiency in) stockholders’ equity	(1,245,938)	(1,065,999)

Total liabilities and stockholders’ equity	$55	$1,875

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	121,589	2,143,463	564,086	4,655,818

Total operating expenses	121,589	2,143,463	564,086	4,655,818

Net Operating Loss	(121,589)	(2,143,463)	(564,086)	(4,655,818)

Other income (expense):
Interest expense	(10,434)	(109,919)	(20,256)	(174,857)
Gain on conversion of accrued interest	4,110	-	4,110	-
Gain (Loss) on debt extinguishment	-	(16,329)	-	(206,329)
Total other expense	(6,324)	(126,248)	(16,146)	(381,186)

Loss before provision for income taxes	(127,913)	(2,269,711)	(580,232)	(5,037,004)

Provision for income taxes	-	-	-	-

Net loss	$(127,913)	$(2,269,711)	$(580,232)	$(5,037,004)

Net loss per share - basic	$(0.01)	$(0.17)	$(0.03)	$(0.40)

Net loss per share - diluted	$(0.01)	$(0.17)	$(0.03)	$(0.40)

Weighted average shares outstanding - basic	17,640,776	13,203,132	18,025,704	12,653,300

Weighted average shares outstanding - diluted	17,640,776	13,203,132	18,025,704	12,653,300

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock			Stock	Accumulated
	Shares	Amount	APIC	Payable	Deficit	Total
Balance at December 31, 2016	17,436,666	174,367	4,261,748	20,000	(5,522,114)	(1,065,999)

Stock issued for cash	300,000	3,000	44,000	-	-	47,000
Stock issued for services	583,637	5,836	103,874	-	-	109,710
Stock committed to be issued for services	-	-	-	33,5360	-	33,536
Stock issued for note extension	15,000	150	1,350	-	-	1,500
Stock committed to be issued for note extension	-	-	-	5,523	-	5,523
Stock issued for conversion of payables	228,571	2,286	29,714	-	-	32,000
Stock committed to be issued for conversion of payables	-	-	-	76,986	-	76,986
Stock issued for conversion of accrued interest	25,000	250	3,500	-	-	3,750
Stock issued to employees and directors as compensation	500,000	5,000	6,088	-	-	11,088
Stock committed to be issued to employees and directors as compensation	-	-	-	79,200	-	79,200
Stock returned for cancellation by prior officer	(2,150,000)	(21,500)	21,500	-	-	-
Net loss	-	-	-	-	(580,232)	(580,232)

Balance at September 30, 2017	16,938,874	169,389	4,471,774	215,245	(6,102,346)	(1,245,938)

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(580,232)	$(5,037,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of accrued interest	(4,110)	-
Loss on extinguishment of debt	-	206,329
Debt discount amortization	-	157,947
Shares issued for extension of note payable	5,523
Stock based compensation	235,034	3,272,796

Changes in assets and liabilities:
Prepaid expenses	1,875	13,250
Accounts payable	218,389	514,757
Accrued liabilities	38,406	506,885
Due to related parties	23,437	77,284
Accrued interest	14,733	16,909

Net cash used in operating activities	(46,945)	(270,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisition of business	-	-

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note payable	-	160,000
Sale of common stock, net of issuance costs	47,000	51,000
Repayment of promissory notes	-	(66,338)
Proceeds from promissory notes	-	98,000

Net cash provided by financing activities	47,000	242,662

Net increase (decrease) in cash and cash equivalents	55	(28,185)

Cash and cash equivalents at beginning of period	-	28,185

Cash and cash equivalents at end of period	$55	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of payable and accrued interest	$39,860	$493,671
Beneficial Conversion Feature	$-	$9,375
Conversion of debt to common stock	$-	$103,671
Conversion of accounts payable to common stock	$-	$390,000
Discount related to issuance of debentures, warrants and convertible notes	$-	$118,750
Stock committed to be issued for conversion of accounts payable	$76,986	$-
Par value of shares returned for cancellation	$21,500	$-
Stock issued for cash received in prior period	$500	$-
Note payable issued to related party for accounts payable to related party	$75,000	$-

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

True Nature Holding, Inc. is a corporation organized under the laws of the state of Delaware with principal offices located in Atlanta, Georgia. On January 16, 2016, the Company changed the equity structure that included a reverse split of 1 for 101, such that all holders of 101 shares of common stock issued and outstanding prior to the effective date of the reverse split would own 1 share of common stock upon the effect date of the reverse split. In addition, the Company amended its Articles of Incorporation  (i) to increase its authorized capital stock to 510,000,000 shares which consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share and (ii) to change its name from Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

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

Common Stock Purchase Warrants-The Company accounts for common stock purchase warrants in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the BSM option-pricing model value method for valuing the impact of the expense associated with these warrants.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2016 and September 30, 2017, the Company had no outstanding warrants or options.

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

Recently Issued Accounting Standards-There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Financial Condition and Going Concern

As of September 30, 2017, the Company had cash on hand of $55 and current liabilities of $1,245,993 and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

On September 27, 2016, the Company accepted the resignations of its former Chairman and CFO and former CEO. The former CFO had a consulting agreement in the amount of $10,000 per month for professional fees. The Company’s former CEO had an employment agreement effective June 7, 2016 pursuant to which he received a monthly salary in the amount of $12,500 per month for the remainder of  the 2016 calendar year, $17,500 per month for the 2017 calendar year, $22,500 per month for the 2018 calendar year  and $25,000 per month for the 2019 calendar year. No payments have been made to the former CEO. Both of these agreements were cancelled and the Company has no further obligation to either individuals going forward. Further, the former CFO has agreed to return for cancellation 2,000,000 shares of restricted common stock of the Company, and to use 100,000 shares of Company common stock to settle an obligation to a former employee. The former CEO had been awarded options for the purchase of 1,000,000 shares of restricted common stock, which were all cancelled in conjunction with his resignation.

In addition, the Company had a consulting agreement with a shareholder in the amount of $10,000 per month for professional fees. The shareholder and the Company have agreed to terminate the agreement  as of September 30, 2016. In consideration of all amounts owed, the Company issued 966,666 shares of common stock, valued at $290,000 based on the closing market price on the date of grant,  and the consultant  cancelled $290,000 in amounts owed. The amounts owed consist of a) $80,000 in advances to the Company, or obligations paid to the Company, b) $120,000 in consulting fees owed and c) reimbursement of $90,000 of costs related to the formation of Newco4pharmacy, LLC, which was acquired by the Company in December 2015.

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

The Company had accounts payable from related party transactions of $106,866 as of December 31, 2016.  The balance was made up of the following:  a) two members of the Board of Directors were due $12,000 each for compensation expense that had not been paid; b) the former CEO and CFO of the Company were owed for reimbursable expenses that totaled $75,866; and c) a shareholder paid for expenses of the Company directly to several vendors in the aggregate amount of $7,000.

On January 24, 2017, the Board granted to a member of Board of Directors 25,000 shares of restricted common stock as consideration for services. The member of the Board of Directors abstained from the vote as to not be voting on his own issuance. The value for the issuance was $3,500, based on the closing price on the date of the grant.

On January 25, 2017, the Board granted the newly appointed CEO and CFO 500,000 shares of restricted common stock as part of his employment compensation.  The shares are subject to reverse vesting that requires the executive to remain with the Company for three  years (shares vest 1/3 per year) and achieve certain management objectives. Effective July 7, 2017, the executive resigned and 400,000 of the shares were cancelled (see Note 10).  The expense to the Company was $15,236 during the nine months ended September 30, 2017.

On February 7, 2017, the Board appointed one additional member to the Board of Directors. The directed received the customary 100,000 shares of restricted common stock for his service. The cost to the Company for this issuance was $11,000, based on the closing price on the date of the grant.  The director offered to purchase 200,000 shares of restricted common stock at the same time. The consideration for the sale was $22,000. The transaction had no impact on earnings as the shares were priced at the same cost as the closing price on the date of the purchase.

On February 14, 2017, the Board of Directors authorized the issuance of restricted common stock to convert amounts owed to a shareholder for consulting services. A total of $36,210 of accounts payable was converted at a price of $0.14 per share into 258,637 shares of the Company’s common stock. This calculation is based on the closing price of the Company’s common stock on the date of the grant.

On February 14, 2017, the Board of Directors authorized the issuance of restricted common stock to convert amounts owed to a vendor. A total of $20,000 of accounts payable was converted at a price of $0.14 per share into 142,857 shares of the Company’s common stock. This calculation is based on the closing price of the Company’s common stock on the date of the grant.

On February 14, 2017, the Board authorized the issuance of restricted shares of common stock in consideration for the conversion of the prior three month’s salary ($4,000 per month for a total of $12,000) of 2016 owed to a director serving as the Company’s Interim President. The Company issued the director  85,714 shares of common stock at $0.14 per share. The issuance of the foregoing shares was in settlement of all outstanding past debts owed to the director by the Company until  February 14, 2017. As the conversion amount equals the share value, no gain or loss was recorded.

On February 14, 2017, the Board granted the newly appointed COO 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting which requires the executive to remain with the Company for three years (shares vest 1/3 per year) and achieve certain management objectives.  The expense to the Company was $11,088.

On March 8, 2017, the Board authorized the issuance of 100,000 restricted common stock to a newly appointed member of the non-executive Advisory Board. The stock was priced at the closing price of the stock at that date which was $0.30.  The expense to the Company was $30,000.

On March 8, 2017, the Board authorized the issuance of 100,000 restricted common stock to an advisor with experience in retail pharmacy operations. The stock was priced at the closing price of the stock at that date which was $0.30.  The expense to the Company was $30,000.

On April 28, 2017, the Board granted the newly appointed Director of Corporate Communications 500,000 shares of restricted common shares as part of his employment compensation.  The shares are subject to reverse vesting that requires the executive  to remain with the Company for three years (shares vest 1/3 per year) and achieve certain management objectives.  Effective August 1, 2017, the executive resigned  and as a result 400,000 of the 500,000 shares were cancelled.  The Company charged to operations the amount of $48,000 representing the fair value of 100,000 shares of common stock during the nine months ended September 30, 2017.

On July 7, 2017, the Company accepted the resignation of its CEO, who also held the positions of interim CFO and interim Secretary. At the time of his hire, the CEO  was granted 500,000 restricted shares as part of his executive compensation plan. The shares were issued subject to reverse vesting conditions. At July 7, 2017, 100,000 shares of restricted common stock have vested and the remaining 400,000 restricted shares will be canceled. The CEO  has not been paid any cash compensation. During his tenure at the Company, he accrued $33,333 in salary, which will only be paid after the Company has sufficient financing to support its operations. Dr. Jordan Balencic, the Chairman of the Board of Directors, will assume the role of interim CEO and interim CFO until a successor is appointed.

On July 10, 2017, the Company entered into an agreement with a related party whereby the amount of $75,000 in accounts payable due to the related party for services performed was converted to a note payable.  The note payable is due 90 days from the date the Company receives funding in the amount of $1,000,000.  The note is non-interest bearing unless it is not paid when due, at which time it will accrue interest at the rate of 12% per annum.

On August 10, 2017, the Company issued 500,000 shares of restricted common stock, subject to reverse vesting conditions, to the Company’s Chief Operating Officer in conjunction with his engagement effective as of February 14, 2017.

On August 10, 2017, the Company cancelled 2,150,000 shares of common stock previously held by its former Chief Executive Officer.  The par value of these shares in the amount of $21,500 was charged to additional paid-in capital on the Company's balance sheet at September 30, 2017.

On August 7, 2017, the Company committed to issue 25,000 shares of common stock to a lender for the extension of the term of a note payable. The fair value of these shares in the amount of $3,573 was charged to interest expense during the three months ended September 30, 2017, and is reported as stock payable on the Company's balance sheet at September 30, 2017.

On August 23, 2017, the Company committed to issue 30,000 shares of common stock to a consultant for services. The fair value of these shares in the amount of $2,700 was charged to operations during the three months ended September 30, 2017, and is reported as stock payable on the Company's balance sheet at September 30, 2017.

On September 26, 2017, the Company committed to issue 25,000 shares of common stock to a lender for the extension of the term of a note payable. The fair value of these shares in the amount of $1,950 was charged to interest expense during the three months ended September 30, 2017, and is reported as stock payable on the Company's balance sheet at September 30, 2017.

On September 26, 2017, the Company committed to issue 200,000 shares of common stock to an employee as compensation. The fair value of these shares in the amount of $15,600 was charged to operations during the three months ended September 30, 2017, and is reported as stock payable on the Company's balance sheet at September 30, 2017.

On September 26, 2017, the Company committed to convert accounts payable due to a consultant to the Company in the amount of $76,986 into  987,000 shares of common stock. The amount of $76,986 is reported as stock payable on the Company's balance sheet at September 30, 2017

On September 26, 2017, the Company committed to issue 200,000 shares of common stock to each of two board members, or an aggregate of 400,000 shares, for services performed.  The fair value of $31,200 was charged to operations during the three months ended September 30, 2017.

Note 5 – Debt

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible A Note, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860. The Company recognized a gain in the amount of $4,110 on this transaction.  Accrued interest at September 30, 2017 and December 31, 2016, was $1,200 and $3,660, respectively.

Pursuant to the terms of the Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of the Convertible Note A until its maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note A. The Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at price of $1.00 per share, and throughout the duration of the note, the holder has the right to participate in any financing the Company may engage in upon the same terms and conditions as all other investors. The Company allocated the face value of the Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $18,750 was recorded as a discount against the note.

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the 9 months ended September 30, 2017.

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to a lender. Upon issuance of the Convertible Note B, the lender was awarded 24-month warrants to purchase up to 66,666 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the year ended December 31, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the principal amount of the note was approximately $100,000 and total accrued interest thereon was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized in the nine months ended September 30, 2016.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share,. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of September 30, 2017 and December 31, 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $32,733 and $24,420, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of September 30, 2017 and December 31, 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $3,961 and $2,941, respectively.  The Series D Debenture is currently in default.

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

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year.

Note 6 – Stockholders’ Deficit

Sale of Common Stock – During the fiscal year of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share., of which 50,000 shares were issued during the nine months ended September 30, 2017.  The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

During the nine months ending September 30, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors and a third party investor at a price of $0.11 per share.

Shares for Stock Based Compensation – During the fiscal year of 2016, in connection with services rendered, the Company issued 4,070,000, restricted shares of the Company’s common stock valued at $3,377,735 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

During the nine months ending September 30, 2017, in connection with services rendered, the Company issued 1,083,637 restricted shares of the Company’s common stock valued at $123,498 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.  The Company also has an additional 1,230,000 shares to be issued valued at $112,736 included in stock payable.

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

During the nine months ending September 30, 2017, in connection with a convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $1,500 that was valued based on the closing market price on the date of the grant.  The Company also committed to issue an additional 50,000 shares with a value of $5,523. The shares were issued in consideration of the extension of the due date of the loan.   The Company also issued 25,000 shares of common stock with a fair value of $3,750 for the conversion of accrued interest in the amount of $7,860.  The Company recorded a gain in the amount of $4,110 on this transaction.

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

During the nine months ending September 30, 2017, the Company converted several accounts payable amounts to shares of common stock. The Company issued 228,571 shares of common stock valued at $32,000 to settle the outstanding accounts payable. The Company also committed to issue 987,000 shares of common stock valued at $76,986 to settle additional outstanding accounts payable.

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

Stock payable for debt - Two notes issued in fiscal 2016 contained $10,000 of stock payable each which remained outstanding as of September 30, 2017.

Stock returned for cancellation – On August 10, 2017, the Company received for cancellation 2,150,000 shares held by its former Chief Executive Officer.

Note 7 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	67,879	$21.40	6.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at September 30, 2017	67,879	$21.40	5.42	—

Exercisable at September 30, 2017	67,879	$21.40	5.42	—

Note 8 – Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of September 30, 2017 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2016	142,653	$17.42	2.25
Granted	—	—	—
Expired	—	—	—

Outstanding at September 30, 2017	142,653	$17.42	1.50

Exercisable at September 30, 2017	142,653	$17.42	1.50

Note 9 – Commitments and Contingencies

Legal

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

This action was filed on December 16, 2015 by the National Council for Science and the Environment, Inc. (“NCSE”) in the state court in the District of Columbia against Trunity Holdings, Inc. (“Trunity”) and alleges claims for breach of contract. Acknowledgement of indebtedness and settlement agreement and quantum meruit arising out of an agreement entered into between NCSE and Trunity in 2014. The complaint seeks damages in the amount of $177,270, inclusive of attorney’s fees, costs and accrued interest, continuing interest in the amount of 12% per annum and attorney’s fees and costs of collection relating to the case. The Company, in its answer dated January 27, 2016, denied the material allegations made by NCSE, asserted a number of affirmative defenses and filed a counterclaim alleging claims for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and unjust enrichment. In its counterclaim, the Company sought actual and compensatory damages against NCSE that it believes exceed the amount sought by NCSE on its claims, pre-judgment interest, punitive damages and all costs and expenses, including attorney’s fees, incurred by the Company in bringing its claims against NCSE.

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing, and has recorded the obligation at $75,000.

Carlton Fields Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at September 30, 2017.

230 Commerce Way, LLC vs. Trunity, Inc.

A former landlord of the Company has filed an action in New Hampshire to collect on rent from a lease that existed prior to 2013. While this is an obligation of the spin-out business, and not the Company, we expect to expend approximately $20,000 to defend ourselves in this action.

Trunity, Inc.

The spin-out that now owns the former educational software business has been informed that they owe the Company from the obligations of the NCSE settlement, and the costs of the legal action. We intend to take all actions available to us to collect on these amounts.

Note 10 – Subsequent Events

On September 27, 2017, the Board appointed Thomas Burnell as President and Chief Executive Officer of the Company effective as of October 2, 2017. On November 19, 2017 the Chairman of the Board of the Company and Mr. Burnell agreed that it was in the best interest of both parties to terminate his employment agreement, and on November 29, 2017, the Company and Mr. Burnell agreed on definitive terms for his termination agreement.

Mr. Burnell shall be issued 80,000 shares of restricted common stock that had been agreed upon in conjunction with his hiring, but will not receive any other consideration, compensation or expense reimbursement. The Chairman of the Board reported that the scope of the responsibilities of the job exceeded Mr. Burnell's expectations, and there were no conflicts associated with his departure.

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

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K and any other reports we file with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

Overview

We are an early stage company that intends to acquire a series of businesses which specialize in compounding pharmacy activities, largely direct to consumers, and to doctors and veterinary professionals.

Description of Pharmaceutical Compounding

The vast majority of medications are mass-produced by pharmaceutical drug companies. They aim to treat a specific medical condition for a large segment of people. Problems can arise when a patient has a medical condition that cannot be treated by one of these mass-produced products. Pharmaceutical compounding (done in compounding pharmacies) is the creation of a particular pharmaceutical product prescribed by doctors to fit the unique needs of a patient that cannot be met by commercially available drugs. To do this, compounding pharmacists combine or process appropriate ingredients using various tools. This may be done for medically necessary reasons, such as to change the form of the medication from a solid pill to a liquid, to avoid a non-essential ingredient that the patient is allergic to, or to obtain the exact dose(s) needed or deemed best of particular active pharmaceutical ingredient(s). It may also be done for more optional reasons, such as adding flavors to a medication or otherwise altering taste or texture. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. Compounding pharmacies (and pharmacists) adhere to standards and regulations set by the U.S. Pharmacopeia, National Association of Boards and State Boards of Pharmacy for quality assurance and accuracy. The compounding pharmacy business has the potential to provide high margins, and allow the pharmacy to specialize its certain solutions for specific maladies, so it can target specific markets efficiently.

We intend to focus on the acquisition of compounders who have a) a large client base in the veterinary area, b) a strong set of proprietary compounding solutions compared to non-proprietary “over-the-counter” (“OTC”) medicine sales, and c) where the combination of incremental operations will allow cross selling of a growing line of proprietary compounds into the respective markets of each new market participant acquired.

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

Critical Accounting Policies

For the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Quarterly Report.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. In particular, our pharmacy operations activities are expected to l commence in the first quarter of 2018 and we have spun-out the prior year educational business which is presented as discontinued operations in the consolidated financial statements. This change in the nature of our operations will have and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations will include aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

For the Three Months ended September 30, 2017 and 2016

There are no sales and related cost of sales for the three months ended September 30, 2017 and 2016.

Our total operating expenses for the three months period ended September 30, 2017 were $121,589.  For the comparable period in 2016, the operating expense was $2,143,463.  Operating expenses were comprised primarily of  $71,000 in compensation expense, and $38,000 in consulting fees.

There is $10,434, of interest expense for the three months ended September 30, 2017, pertaining to interest incurred for outstanding debentures.

The Company recorded a gain of $4,110 on the settlement of liabilities during the three months ended September 30, 2017; there was no comparable transaction in the prior year period.

The Company recorded a loss on debt extinguishment of $16,329 for the three months ended September 30, 2016; there was no comparable transaction in the current period.

For the three month period ended September 30, 2017, the Company had a net loss of $127,913.  For the comparable period in 2016, the Company had a loss of $2,269,711.

For the Nine Months ended September 30, 2017 and 2016

There are no sales and related cost of sales for the nine months ended September 30, 2017 and 2016.

Our total operating expenses for the nine months period ended September 30, 2017 were $564,086. For the comparable period in 2016, the operating expense was $4,655,818.  They were comprised primarily of approximately $434,000 of compensation expense and approximately $161,000 of consulting fees, offset by a credit of approximately $120,000 for business development fees.

There is $20,256 of interest expense for the nine months ended September 30, 2017, pertaining to interest incurred for outstanding debentures.

The Company recorded a gain of $4,110 on the settlement of liabilities during the nine months ended September 30, 2017; there was no comparable transaction in the prior year period.

The Company recorded a loss on debt extinguishment of $206,329 for the nine months ended September 30, 2016; there was no comparable transaction in the current period.

For the nine month period ended September 30, 2017, the Company had a net loss of $580,232.  For the comparable period in 2016, the Company had a loss of $5,037,004.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of September 30, 2017, we had a working capital deficit of $1,245,938.  Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the nine months ending September 30, 2017, the Company had negative cashflow from operations of $46,945.  This was mainly offset through the net proceeds from the sale of common stock totaling $47,000.  For the nine month period ended September 30, 2017, the Company had a net positive cashflow of $55.

Specific details related to our financing activities are as follows:

2017 Private Placements

During the nine months ended September 30, 2017 we raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a third party investor and a new board member at a price of $0.11 per share.

Plan of Operations

During 2016, and following the acquisition, and subsequent deconsolidation of P3 Compounding of Georgia, LLC (“P3”), we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (“IP”), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems, into a dedicated subsidiary. While we expect immediate financial results from the retail and compounding areas, we believe the IP and technology business will require substantial time to mature into a profitable business.

As a result of this revised approach, the Company intends to create the following three wholly-owned subsidiaries to hold its operations.

1.
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

2.
“TN Compounding, LLC” will be a subsidiary for the Company’s compounding pharmacy, back office production and central fill operations. This will initially be focused on the acquisition of 503a license operations. Though management has envisioned a network of these facilities located regionally, the Company may consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

“TN Technologies, LLC” will hold unique related technologies, including a growing library of specialized formulations which the Company intends to acquire as well as other novel new approaches it may engage in, directly, or under a license granted from the holders. Many of these formulations will be unique to the Company’s operations, and some the Company expects to either license to others for mass market distribution, or it may produce for stocking inventory at a 503b qualified facility.

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

We have had agreements in place, or are in negotiations, for the acquisition of three unique business operations. In the aggregate, such operations concluded 2016 with over $30 million in annualized revenue. All have long operating histories, and all are currently profitable. Each acquisition is unique and comes with different risks. We always note that past performances are not indicative of future results, and that any past success is no guarantee of future profitability.

The “Southeast Group” is a three-unit compounding operation which concluded 2016 with more than $25 million in revenues, up from $15 million in 2015. They have large library of specialty formulations. They would become the largest “hub” and expand their distribution through the pending retail expansion, which begins with the “Miami Group”, with overnight home delivery at pass-through costs.

The “Miami Group” is a small retail pharmacy operation which currently does 30% in compounding. They operate inside of a grocery chain, renting space from the Hispanic oriented chain in two of their sixteen units. Each store has over 1,500 unique client experiences, and the Company’s management believes that Miami Group has not done anything to leverage its built-in traffic. Currently the operations of Miami Group are thinly staffed and do not operate 40 hours a week. Our plans are to make this the “spoke” and move any significant preparation work to a “hub” site, either at the “Southeast Group” location, or in the “Florida Group” location. Subsequent to June 30, 2017, the Company was notified by the seller that it had received an offer for the acquisition of these operations from another party with greater consideration, and simpler terms than the Company had offered. Consequently, the Company is no longer considering this acquisition, though it intends to find a similar situation as an alternative.

The “Florida Group” is the business upon which the Company’s business plan was originally formed in 2016. They have a 15-year operating history and are an all cash business (no insurance reimbursement). They do half of their business with veterinary operations, an area which the Company intends to grow in. The Florida Group concluded 2016 with over $2.7 million in revenue, up from $2.5 million in 2015, and they have no sales effort, no marketing and no significant presence. They have been size constrained by their facility size, and the lack of sales and marketing, though in early March they will move into a new space, fully compliant with the new United States Pharmacopeial Convention, or USP 800 regulations. They will be the “hub” for most of the Florida operations, and their specialty formations fit the older, Florida market.

Recent Developments

On September 27, 2017, the Board appointed Thomas Burnell as President and Chief Executive Officer of the Company effective as of October 2, 2017. On November 19, 2017 the Chairman of the Board of the Company and Mr. Burnell agreed that it was in the best interest of both parties to terminate his employment agreement, and on November 29, 2017, the Company and Mr. Burnell agreed on definitive terms for his termination agreement.

Mr. Burnell shall be issued 80,000 shares of restricted common stock that had been agreed upon in conjunction with his hiring, but will not receive any other consideration, compensation or expense reimbursement. The Chairman of the Board reported that the scope of the responsibilities of the job exceeded Mr. Burnell's expectations, and there were no conflicts associated with his departure.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the nine months ended September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company’s disclosure controls and procedures are not effective  because of the small size of the Company’s accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with  such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the nine months ended September 30, 2017 , there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

This action was filed on December 16, 2015 by the National Council for Science and the Environment, Inc. (“NCSE”) in the state court in the District of Columbia against Trunity Holdings, Inc. (“Trunity”) and alleges claims for breach of contract. Acknowledgement of indebtedness and settlement agreement and quantum meruit arising out of an agreement entered into between NCSE and Trunity in 2014. The complaint seeks damages in the amount of $177,270, inclusive of attorney’s fees, costs and accrued interest, continuing interest in the amount of 12% per annum and attorney’s fees and costs of collection relating to the case. The Company, in its answer dated January 27, 2016, denied the material allegations made by NCSE, asserted a number of affirmative defenses and filed a counterclaim alleging claims for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and unjust enrichment. In its counterclaim, the Company sought actual and compensatory damages against NCSE that it believes exceed the amount sought by NCSE on its claims, pre-judgment interest, punitive damages and all costs and expenses, including attorney’s fees, incurred by the Company in bringing its claims against NCSE.

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing, and has recorded the obligation at $75,000.

Carlton Fields Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

This action was filed in the Circuit Court of the Seventeenth Judicial Circuit of Florida, in and for Broward County, Florida, on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at September 30, 2017.

230 Commerce Way, LLC vs. Trunity, Inc.

A former landlord of the Company has filed an action in New Hampshire to collect on rent from a list that existed prior to 2013. While this is an obligation of the spin-out business, and not the Company, we expect to expend approximately $20,000 to defend ourselves in this action.

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to the Company’s operations.

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

TRUE NATURE HOLDING, INC.

Dated: December 5, 2017	By:	/s/ Dr. Jordan Balencic
Dr. Jordan Balencic Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)