Form 10-K
period 2017-12-31
True Nature Holding, Inc.
filed 2018-04-17
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,816,758. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of April 2, 2018, the registrant had 20,835,997 shares of Common Stock outstanding.

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

PART I

ITEM 1.     BUSINESS

Company Overview

True Nature Holding, Inc. (the “Company,” “we,” “us,” or “our”), previously known as Trunity Holdings, Inc., a Delaware corporation, became a publicly-traded company through a reverse triangular merger with Brain Tree International, Inc., a Utah corporation (“BTI”). Trunity Holdings, Inc. was the parent company of our educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property from its three founders. On December 9, 2015 the Company made a decision to restructure Trunity Holdings, Inc., having acquired Newco4pharmacy, LLC, a development stage business aimed at a roll-up of compounding pharmacy businesses. As a part of such restructuring, we competed a “spin out” transaction of our educational business line to our shareholders as of December 31, 2015.

True Nature Holding, Inc. intends to execute a business plan to acquire a series of businesses which specialize in health care services, initially with compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. During 2016 and 2017, the Company negotiated several agreements for the acquisition of compounding pharmacy operations and subsequently consummated one such acquisition. P3 Compounding Pharmacy, dba Integrity Compound (“P3”), of Dunwoody Georgia completed the transfer of its pharmacy license, and was acquired by us on June 29, 2016. Our management quickly determined that the Company’s financial needs and business plan was not in concert with the financial goals of the Company, and on September 30, 2016, the Company was deconsolidated.

During 2017 and continuing through  early 2018, the Company refined its approach and expanded its intended reach to consumers though activities aimed at retail pharmacy businesses, as an increased distribution strategy for compounding. It has designed a prototype “healthy focused” retail pharmacy and is in the process of identifying potential sites in the State of Florida for this business. Further the Company began the development of its technology focus through consideration of kiosk-oriented distribution of products in the pharmacy area, software applications in the healthcare arena including “telemedicine” and consideration of a services offering using “blockchain” encryption technology for various aspects of the healthcare industry.

New Divisional Structure

During 2016, and following the deconsolidation of P3, we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (IP), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems to provide “telemedicine” functionality, including kiosk-oriented distribution at the retail level, software applications including “telemedicine” and the potential of a “blockchain” service bureaus for encryption in various aspects of the health care industry. While we expect immediate financial results from the retail and compounding areas, we believe the IP and technology businesses will require substantial time to mature into a profitable business.

As a result of this revised approach, the Company intends to create three (3) wholly owned subsidiaries to hold its operations.

The first, “TN Retail, LLC” will hold its retail storefront operations. These storefront locations will provide both conventional pharmacy products, as well as unique compounding-based solutions. The store will focus on “healthy, holistic and natural solutions”, along the lines of a “Whole Foods of Pharmacy” like marketing approach. This becomes the “feeder system” for sales to our planned compounding production facilities.

There will be a separate subsidiary for its compounding pharmacy, back office production and central fill operations called “TN Compounding, LLC”. This will initially be focused on the acquisition of 503a license operations, though management has envisioned a network of these facilities located regionally. It may consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

Lastly, it expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations will be unique to its operations, and some it expects to either license to others for mass market distribution, or it may produce for stocking inventory at a 503b qualified facility. The entity “TN Technologies, LLC” will hold those intellectual property assets, as well as other novel innovative approaches it may engage in, directly, or under a license granted from the holders. This subsidiary will also own and hold all software and systems we acquire, or developed. We believe the “telemedicine” functionality could be a strong contributor to the development of new revenues for pharmacy owners, including any we may acquire. There may also be a market for “blockchain” encryption services within the healthcare area, which we may address with a service bureau offering.

Description of Pharmaceutical Compounding

Today, the vast majority of medications are mass-produced by pharmaceutical drug companies. They aim to treat a specific medical condition for a large segment of people. Problems can arise when a patient has a medical condition that cannot be treated by one of these mass-produced products. Pharmaceutical compounding (done in compounding pharmacies) is the creation of a particular pharmaceutical product prescribed by doctors to fit the unique needs of a patient that can’t be met by commercially available drugs. To do this, compounding pharmacists combine or process appropriate ingredients using various tools. This may be done for medically necessary reasons, such as to change the form of the medication from a solid pill to a liquid, to avoid a non-essential ingredient that the patient is allergic to, or to obtain the exact dose(s) needed or deemed best of particular active pharmaceutical ingredient(s). It may also be done for more optional reasons, such as adding flavors to a medication or otherwise altering taste or texture. Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions, or solutions with more tolerable drug delivery vehicles. Compounding pharmacies (and pharmacists) adhere to standards and regulations set by the U.S. Pharmacopeia, National Association of Boards and State Boards of Pharmacy for quality assurance and accuracy. The compounding pharmacy business has the potential to provide high margins and allow the pharmacy to specialize is certain solutions for specific maladies, so it can target specific markets efficiently. Licensing of these businesses can be under a “503A” license where only a prescription for an individual can be filled, or a “503B” license, which allows the operator to prepare medications for both individuals, and for stocking inventory at doctor’s offices and hospitals.

About Telehealth and Telemedicine Software and Systems

The following was extracted from a white paper developed by Deloitte Touche Tohmatsu Limited, which can be found at:  https://www2.deloitte.com/us/en/pages/public-sector/articles/empowering-patients-with-telehealth.html?id=us:2ps:3bi:lookagainfy18:eng:greendot:110117:nonem:na:2tFz6Z1U:1077544565:76897126470004:bb:Technology:Telehealth_BMM:nb&msclkid=784383ea0cc71239f606d95af48276fd

Empowering patients with telehealth - A call to action

Challenges facing care delivery in today’s health care environment are considerable and will require strategies and solutions to address extending care access, improving care quality, and lowering the cost of care. Telehealth is an essential component of achieving this “triple aim” and paving the way for system-wide improvement and goal attainment.

Telehealth: A component of health care transformation

As the health care industry continues to evolve to meet patients’ health care needs, providers should consider the implementation of a telehealth solution that enhances current capabilities and extends timely, convenient, affordable, and high quality care that patients and their beneficiaries deserve.

Patient stories: A wide variety of telehealth use cases

Today, Americans face a number of daunting obstacles to receiving the care they need. Not all health care systems have the capability of prioritizing the need, urgency, and modality of care for incoming appointments, leaving patients with serious medical issues in potentially life-threatening situations. Conversely, many simple ailments could be addressed with minimal time and health care resources.

Telehealth can enable immediate assessment and triage, extend and improve primary care, increase access to high-demand specialty care, facilitate behavioral health support, and advance chronic disease management and home care.

Successful implementation of a telehealth platform

The successful deployment of a telehealth solution, like any large-scale implementation, requires a well-coordinated design and execution effort. Such an implementation comprises several components: governance development, a broad needs assessment, technology assessment, information exchange, training strategy, workflow redesign, and user outreach strategy. These factors are critical to realizing the full benefits of telehealth.

Telehealth powers of tomorrow

Telehealth can enable health care systems to extend high quality care to patients throughout their journey across the care spectrum, from initial triage and primary care, through to specialty medicine and home care. Telehealth is also a powerful tool to help health care systems optimize the use of their clinician talent and resources, regardless of where they physically reside—providers can perform telehealth visits with patients across state boundaries, bringing expert care to a patient bedside or into a patient home when needed. Lastly, telehealth offers a means for patients and providers to connect more frequently without the geographic and mobility barriers presented by in-person visits.

Momentum for modern telehealth adoption is accelerating. Health care systems now have the opportunity to implement the next phase of powerful health technology—flexible, real-time telehealth that brings care to patients anytime, anywhere.

Potential Application of Blockchain Technology

The company intends to explore the use of blockchain encryption technology as a service bureau offering. On a blockchain, transactions are recorded chronologically by forming an immutable chain, and can be anonymous depending on how the technology is implemented. The ledger is distributed across many participants in the network. Copies of data exist, and are simultaneously updated with, every fully participating node in the ecosystem. The Company intends to use this technology to provide services in connection with required government reporting for drug purchase and dispensing, preparing for future Government data compliance requirements; Drug Supply Chain Security Act (DSCA) compliance; enhanced HIPPA compliance; enhanced patient services & privacy; and provider payment ratios tracking.

All of these implementations are aimed at healthcare segments plus customize applications by contract. The Company has applied for the trademark “Blockchain RX” with the U.S. Patent and Trademark Office.

The Blockchain RX product trademark application includes the following descriptions:

•	Pharmaceutical preparations over the counter (OTC) pharmacy, controlled substances, medical services, physician qualifications and license tracking, patient medical records;

•
Electrical apparatus; software and systems for both internal and external use applying blockchain technology to medical services and products, including but not limited to pharmaceutical materials and to include technical and license qualifications for providers;

•	Medical instrument; registration of medical technologies for product and service providers both internally and to external markets and providers;

•
Computer and technological professional services; software and systems for the application of blockchain technologies in the medical services, medical products, pharmacy products and services, and patient and physicians records and qualifications;

•
Medical, beauty and agricultural services; products and services related to medical applications, products, treatments including professional services and client and patient records as well as provider qualifications;

•
Personal protection services, legal services and social services; protection and tracking of patient records, treatments, professional qualifications, patient records and sharing both internally and to external sources.

Acquisition Activities and Other Developments

The Company intends to target businesses who have a) strong regulatory compliance history, b) a record of profitable operations, c) a large cash payor component (vs. insurance reimbursement), or an ability to shift from insurance to cash for their revenue, d) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders, and e) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

During 2017, the Company entered into various agreements, or was in negotiation for, the acquisition of three (3) unique compounding pharmacy business operations. As of this filing, we have not closed on any of these transactions. The first, a compounder in the South Florida market, has a client base of roughly 50% veterinary and 50% human. We have had both formal and informal agreements in place with this operator since 2015, and we are involved with their owners and management on a weekly basis. Their principals have provided valuable insight into the shifting marketplace, and while we are not yet ready to execute an acquisition of their business, through the relationship we have both avoided numerous pitfalls, and found new focus on certain key, stable aspects of the healthcare industry.

A second operation with whom we spent a great deal of time is a retail operation based in Miami. They have embedded retail pharmacy businesses inside of grocery chains. From them we have learned the value of a retail component as a distribution strategy for compounding. Further, we have learned how a technology approach can service the consumer area, both online and through the use of kiosks, located inside of the stores. We terminated our acquisition agreement with them in summer of 2017 when another party entered as a bidder. They remain independent today, and we have continuing discussions with one of their owners, through the likelihood of a restart of the transaction is low because of internal conflicts between their three (3) owners.

A third business with whom we have had significant interaction is located in the Southeast and had peak revenues over $20 million annually. While interesting as a potential back office, complementing the first target in South Florida, this group is a low probability target at this time. Our extensive due diligence unveiled certain regulatory issues, and other obstacles that would prevent a publicly held company from completing an acquisition.

In June 2017 we also began an effort to develop a services offering aimed at the underserved communities in rural America. We believe the implementation of “telemedicine” software may represent an excellent delivery approach for both pharmacy sales and clinical services, and we are actively evaluating alternatives.

Additionally, in the fourth quarter of 2017 we formalized plans for a retail pilot operation which would be aimed at higher end pricing and products, with emphasis on “healthy and holistic” offerings. We have identified a number of sites in Florida for the prototype pilot retail store. The model we intend to execute follows other similar and successful operators both in the US and in Europe. We have designs for fixtures and signing in process and have begun negotiating for the rental of space in the South Florida marketplace for the pilot store.

The Amazon Effect

We have seen increased opportunities for acquisition in the healthcare market, in retail, compounding, clinical services and industry specific technology offerings. We believe that the announcement that Amazon intends to enter the pharmacy area is driving pressure for smaller players to exit the market, as they will need more capital and management expertise to compete effectively against a player the size of Amazon. There are retailers who have found success by offering “healthy and holistic” products and services, in addition to baseline pharmacy products. We have invested in analyzing these operators and believe we can embrace a similar approach as a long-term strategy with both storefront, or embedded, retail and compounding, and other products, made in a “back office” environment. Like the existing market participants, we will need to move carefully and pick our niches if we are to be successful in a market with Amazon sized competitors. It is clear that we must embrace technology as a primary competitive advantage, and as such we are moving that effort to the forefront of our daily activities in 2018. We intend to roll-out a pilot retail presence in 2018, and are considering clinical services as well, and all activities will rely heavily on technology to accelerate distribution into the target markets.

Market Opportunity

According to an industry report published by IBIS World, dated January 2015 there are over 5,500 compounding pharmaceutical groups in the U.S. with revenue of over $5.6 billion annually and profits exceeding $1.5 billion. Many of them are small, undercapitalized and without an exit strategy as their principals seek to retire and face potential challenges with changes in the regulatory requirements. While we do not currently have any acquisitions under a definitive contract, we have identified a number of prospects and expect to be able to close one, or more, acquisitions within six months. We intend to use equity to finance our initial transactions, and we have identified a number of institutional investors who have expressed interest in our approach. We expect to be able to use a combination of conventional debt, and equity in the Company, to raise the funds necessary to execute on the business plan with our first of two acquisitions during the second quarter of 2018. If we qualify, we plan to list shares of our common stock on the NASDAQ stock exchange, and create a market for the shares so that we can complete additional funding, pay off the debt we use to complete the initial acquisitions, and invest further in the businesses to achieve a greater size and scale.

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

There will be three (3) operating divisions under the publicly traded holding company. The first, expected to be named “TN Retail, LLC” would hold its retail storefront operations which would provide conventional pharmacy products and unique compounding-based solutions. The store would focus on “healthy, holistic and natural solutions,” along the lines of a “Whole Foods of Pharmacy” -style marketing approach which would become the “feeder system” for sale to the Company’s expected compounding production facilities.

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

Management

We believe that True Nature’s management will remain small in the near term, and will consist of a four-person management team with experience in 1) public company accounting and finance, 2) multi-unit supply chain management including retail and wholesale operations, 3) brand marketing aimed at the consumer through online and traditional retail channels, and 4) public equities financing.  We believe our current team address most of those areas, and we anticipate further additions as our size, and funding, will allow.  Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Annual Report on Form 10-K.

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

A registrant qualifies as an EGC if it has total annual gross revenues of less than $1 billion as of the end of its most recent completed fiscal year and has not filed for its initial public offering of common equity securities under the Securities Act of 1933, as amended (the “Securities Act”), prior to December 9, 2011. Under this definition, we qualify as an EGC.

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

Other Corporate Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission (the “SEC”) and make such filings available, free of charge, on truenaturepharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Please read all our filings with the SEC and review information on our web site at truenaturepharma.com.

Risks Related to Our Business

Developmental Stage Business

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

Risks Associated with Expansion

The Company plans on expanding its business through the introduction of a sophisticated marketing campaign, and the acquisition of an extensive library of compounding pharmaceutical formulations. Any expansion of operations the Company may undertake will entail risks. Such actions may involve specific operational activities, which may negatively impact the profitability of the Company. Consequently, there is a risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert our Management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities.

Customer Base and Market Acceptance

The inability of the Company to further develop a customer base could have a material adverse effect on the Company. No assurance can be given that Company Name’s products and e-commerce website will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

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

No Assurances of Protection for Proprietary Rights; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect intellectual property, proprietary technology and processes, which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, all of which may be deemed proprietary to others.

Dilution

Purchasers of our stock may experience immediate and substantial dilution in net tangible book value per share if we engage in a substantial offering of our common stock to finance our business plans.

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

Company and Industry Related Risk Factors

We may not be successful in our efforts to establish a network of compounding pharmacies or integrate these businesses into our operations.

A key aspect of our business strategy is to establish a compounding pharmacy network, whether through acquisitions, establishing new pharmacies or entering into licensing arrangements with third-party pharmacies, through which we can market and sell our proprietary formulations and other non-proprietary products in all 50 states. We have no experience acquiring, building, or operating compounding pharmacies or other prescription dispensing facilities or commercializing our formulations through ownership of or licensing arrangements with these pharmacies. We expect to expand our operations and personnel in the pharmacy operations area in order to further develop this compounding pharmacy network, but we may experience difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience, and we may be unsuccessful. For instance, we may not be successful in our efforts to integrate, manage or otherwise realize the benefits we expect from our acquisition of any additional pharmacy businesses or outsourcing facilities we seek to acquire or build in the future, we may not be able to satisfy applicable federal and state licensing and other requirements for any such pharmacy businesses in a timely manner or at all, changes to state and federal pharmacy regulations may restrict compounding operations or make them more costly, we may be unable to achieve a sufficient physician and patient customer base to sustain our pharmacy operations, and we may not be able to enter into licensing or other arrangements with third-party pharmacies or outsourcing facilities when desired, on acceptable terms, or at all. Moreover, all such efforts to expand out pharmacy operations and establish a pharmacy network may involve significant costs and other resources, which we may not be able to afford, disrupt our other operations and distract management and our other employees from other aspects of our operations. Our business could materially suffer if we are unable to further develop this pharmacy network and, even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We may be dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

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

If any pharmacy or outsourcing facility we acquire or build fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, such a pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

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

To assure compliance with USP guidelines, we intend to implement a policy whereby 100% of all sterile compound batches produced by our acquisitions are tested both in-house and externally by an independent, FDA registered laboratory that we understand based on the laboratory’s representations operates in compliance with current good laboratory practices prior to their delivery to patients and physicians. However, we could still become subject to product recalls and termination or suspension of our state pharmacy licenses if we fail to fully implement this policy, if the laboratory testing does not identify all contaminated products, or if our products otherwise cause or appear to have caused injury or harm to patients. In addition, such laboratory testing may produce false positives, which could harm our business and impact our pharmacy operations and licensure even if the impacted formulations are ultimately found to be sterile and no patients were harmed by them. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with one of our proprietary formulations or any compounds prepared by Pharmacy Creations, Park, or any other acquired or developed pharmacy or pharmacy partner, our reputation may suffer, physicians may be unwilling to prescribe our proprietary formulations or order any prescriptions from such pharmacies, we may become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

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

We currently have two (2) executives in place, our Interim CEO and a COO. The recruitment of key personnel will be critical to our success. Our Interim CEO and COO, along with other senior managers will play a primary role in creating and developing our current business model, and securing much of our material intellectual property rights and related assets, as well as the means to make and distribute our current products. We will be highly dependent on this team for the implementation of our business plan and the future development of our assets and our business, and the loss of any key member of the senior team’s services to and leadership of our Company would likely materially adversely impact the Company. We presently do not expect to have key man insurance for our senior manager(s).

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

This concentration of ownership may harm the market price of our common stock by, among other things:

a) delaying, deferring, or preventing a change in control of our Company or changes to our Board of Directors,
b) impeding a merger, consolidation, takeover, or other business combination involving our Company,
c) causing us to enter into transactions or agreements that are not in the best interests of all stockholders,
d) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

On April 5, 2017, NCSE filed a petition to domesticate a foreign judgment in the Superior Court of Fulton County, Georgia, Civil Action File No. 2017CV288416.  NCSE is now pursuing post-judgment discovery.

Carlton Fields Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

This action was filed in the Circuit Court of the Seventeenth Judicial Circuit of Florida, in and for Broward County, Florida, on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  A final judgement was entered on March 22, 2018, awarding Carlton Fields a judgment in the principal amount of $241,828 and pre-judgment interest in the amount of $24,421.  The Company has recorded a liability in the amount of $266,429 on its balance sheet at December 31, 2017.

230 Commerce Way, LLC vs. Trunity, Inc.

A former landlord of the Company has filed an action in New Hampshire to collect on rent from a list that existed prior to 2013. In January 2018 this action was settled by the spin out, Trunity, Inc. for a cash payment of $65,000.

Day & Associates, LLC d/b/a Nick Day Law v. True Nature Holding, Inc.

This action was filed on December 28,2017, and alleges that Day & Associates LLC is owed $4,240 in legal services provided by it to True Nature.  The case is currently pending.

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

The following table shows the high and low closing prices for the periods indicated

Quarter ended	High	Low
31-Mar-17	$0.57	$0.10
30-Jun-17	$0.67	$0.19
30-Sep-17	$0.35	$0.06
31-Dec-17	$0.18	$0.08

Quarter ended	High	Low
31-Mar-16	$2.38	$0.83
30-Jun-16	$3.48	$0.51
30-Sep-16	$0.80	$0.16
31-Dec-16	$0.31	$0.11

The above information was obtained from Yahoo! Finance. Because these are over the counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

On April 9, 2018, the price of our common stock as reported on the OTC Bulletin Board and OTCQB was $0.10.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors at a price of $0.188 per share.

During the year ended December 31, 2017, the Company issued the following shares of common stock:  the Company issued 2,133,637 restricted shares of the Company’s common stock valued at $261,534 in exchange for services conducted on behalf of the Company; 65,000 shares of common stock valued at $10,773 in connection with an extension on debt; and 1,215,571 shares of common stock valued at $108,986 in connection with the conversion of accounts payable.  The value of these shares was based on the closing market price on the respective date of grant.  The Company also has an additional 555,000 shares to be issued valued at $39,886 included in stock payable.

The securities issued in the transactions described above were issued in private placement transactions and were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities not involving a public offering.

Issuances Subsequent to December 31, 2017

On January 29, 2018, the Company issued the following shares of common stock: 257,692 shares with a fair value of $26,800 to an ex-officer for accrued compensation; 192,307 shares with a fair value of $20,000 were issued to an ex-board member for accrued compensation; 320,509 shares with a fair value of $33,333 were issued to an ex-officer for accrued compensation; 576,923 shares with a fair value of $60,000 were issued to an officer for accrued compensation; and 557,692 shares with a fair value of $58,000 were issued to an investor for the payment of accounts payable.

The securities issued in the transaction described above were issued in a private placement transaction and were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities not involving a public offering.

Purchases by Issuer Affiliated Purchasers

None.

ITEM 6.      SELECTED FINANCIAL DATA

This Item is not required for Smaller Reporting Companies.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

True Nature Holding, Inc. is executing on a business plan to acquire a series of businesses which specialize in health care services, initially with compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. During 2016 the Company negotiated several agreements for the acquisition of compounding pharmacy operations and consummated one (1). P3 Compounding Pharmacy, dba Integrity Compound, of Dunwoody Georgia completed the transfer of its pharmacy license, and was acquired on June 29, 2016. Management quickly determined that its financial needs and business plan was not in concert with the financial goals of the Company, and on September 30, 2016, the Company was deconsolidated.

During the fourth quarter of 2016 and continuing through 2017 and early 2018 the Company refined its approach and expanded its intended reach to consumers though activities aimed at retail pharmacy businesses, as an increased distribution strategy for compounding. We have identified several sites in Florida for our prototype “healthy and holistic” pharmacy store concept. Further it began the development of its technology focus through consideration of kiosk-oriented distribution of products in the pharmacy area, are evaluating various applications for “telemedicine” and consideration of the “block chain” encryption technology for various aspects of the healthcare industry.

New Divisional Structure

During 2016, and following the deconsolidation of P3, we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (IP), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems to provide “telemedicine” functionality, including kiosk-oriented distribution at the retail level, and the potential of a “blockchain” service bureaus for encryption in various aspects of the health care industry. While we expect immediate financial results from the retail and compounding areas, we believe the IP and technology businesses will require substantial time to mature into a profitable business.

As a result of this revised approach, the Company intends to create three (3) wholly owned subsidiaries to hold its operations.

The first, “TN Retail, LLC” will hold its retail storefront operations. These storefront locations will provide both conventional pharmacy products, as well as unique compounding-based solutions. The store will focus on “healthy, holistic and natural solutions”, along the lines of a “Whole Foods of Pharmacy” like marketing approach. This becomes the “feeder system” for sales to our planned compounding production facilities.

There will be a separate subsidiary for its compounding pharmacy, back office production and central fill operations called “TN Compounding, LLC”. This will initially be focused on the acquisition of 503a license operations, though management has envisioned a network of these facilities located regionally. It may consider a 503b licensed operation to accommodate the ability to provide both sterile and non-sterile products, including products for stocking inventory at medical offices and hospitals.

Lastly, it expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations will be unique to its operations, and some it expects to either license to others for mass market distribution, or it may produce for stocking inventory at a 503b qualified facility. The entity “TN Technologies, LLC” will hold those intellectual property assets, as well as other novel innovative approaches it may engage in, directly, or under a license granted from the holders. This subsidiary will also own and hold all software and systems we acquire, or development. We believe the “telemedicine” functionality could be a strong contributor to the development of new revenues for pharmacy owners, including any we may acquire. There will also be a market for “block chain” encryption services within the healthcare area, which we may address with a service bureau offering.

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

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents
•	discount rates utilized in valuation estimates
•	Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of results for the current period of any future periods.  Further, as a result of our acquisitions of our businesses, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

Years ended December 31, 2017 and 2016

There are no continuing operating sales and related cost of sales for the years ended December 31, 2017 and 2016, as the Company is implementing its business plan to acquire and develop compounding pharmacies. We plan to report revenue during 2018 if, and when, we close certain acquisitions of our compounding pharmacies. As a result of pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to these transactions.

Our total operating expenses for 2017 and 2016 pertaining to continuing operations were $699,957  and $4,405,163.  Operating expenses were comprised of expenses including compensation expense for executives and Board of Directors, and professional fees for legal, management and accounting services.

Interest incurred on outstanding debt  was $54,088 and $269,367 for the years ended December 31, 2017 and 2016, respectively.

There was a loss on debt extinguishment in the amount of $206,329 for the twelve months ended December 31, 2016.

Due to the above, there was a net loss from continuing operations of $754,045 for the twelve months ended December 31, 2017 compared to a  net loss from continuing operations of $4,880,859 for the twelve months ended December 31, 2016.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities and short term borrowings. As of December 31, 2017, we had a working capital deficit of $1,387,251. Our working capital deficit is attributable to the fact that the Company began implementing its business plan of acquiring pharmaceutical compounding businesses at the end of fiscal 2015. No planned revenue activity will be reported until fiscal 2018.

Net cash used in operating activities  was $47,000 for 2017.  This is the result of  our business development efforts  pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, primarily  direct to consumers, doctors and veterinary professionals.

Net cash provided by financing activities for 2017 was approximately $47,000 which represents the cash that was received from the sale of restricted common stock to accredited investors.

Specific details related to our financing activities are as follows:

During the year ended December 31, 2017, the Company raised gross proceeds of $47,000 through the sale of 300,000 shares of common stock to a new member of the Board of Directors and a third party investor at an average price of $0.157 per share.

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

During the year ended December 31, 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share. The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share,. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2017 and 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $35,504 and $24,420, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2017 and 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $4,301 and $2,941, respectively.  The Series D Debenture is currently in default.

March 2016 Convertible Note

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 and a due date of September 16, 2016 to a lender. Pursuant to the terms of Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note. Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of the Convertible Note A the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $16,364 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital. The discount was amortized to interest expense during the year ended December 31, 2016.  During the year ended December 31, 2017, the Company issued an aggregate 65,000 shares of common stock with a value of $10,773 to the note holder for an extension of the term of the note.  During the years ended December 31, 2017 and 2016, the Company accrued interest expense in the amount of $7,200 and $296, respectively, on the Convertible Note A.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the total repayment amount will be $72,280. As of December 31, 2017 and 2016 the carrying value of this short-term loan was $74,104 and 26,925, respectively. For year ending December 31, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 was amortized during the year ending December 31, 2016. No interest expense was charged  on this loan during the twelve months ended December 31, 2017.  During the years ended December 31, 2017 and 2016, principal payments in the amount of $67,676 and $0, respectively, were made on this loan.  This loan is in default at December 31, 2017.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable to a related party (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the year ended December 31, 2017, the Company imputed interest expense in the amount of $4,500 on the July 2017 Note with a related party.

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

Lastly, the Company expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations are expected to be unique to its operations, and some may be licensed to others for mass market distribution, or may be produced for stocking inventory at a 503b qualified facility. The entity is expected to be named “TN Technologies, LLC” and will hold those intellectual property assets, as well as other novel new approaches it may engage in, directly, or under a license granted from the holders.  We also expect to acquire or develop software and systems to address the worldwide need for better healthcare, at lower costs.

Recent Developments

Appointment of Chief Executive Officer

As of April 1, 2018 the Company Appointed Mr. Jay Morton to the positions of President and Interim Chief Executive Officer (CEO), effective April 1, 2018. Mr. Morton, age 51, founded Local Pet RX in 2014, where he and four other shareholders have developed a “telemedicine” like application for use by pharmacies and veterinary clinics, aimed at processing orders from the veterinary clinics online, while allowing the end user pet owners to interface with both the veterinary clinic and the filling pharmacy business.

Acquisition of Businesses and Financing

The Company intends to target businesses  who have a) strong regulatory compliance history, b) a record of profitable operations, c) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders, and d) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

During 2017 we had three (3) compounding operations under contract, but all were disqualified after through due diligence. We continue to have an agreement in place for the potential acquisition of Skip’s Pharmacy, in Boca Raton, Florida, and Mr. Phillip Giodano is active in his capacity as a member of our Advisory Board. We have not completed the due diligence required to close this transaction, nor have we finalized the financing that the transaction would require.

During 2017 we began design of a new “healthy and holistic” retail prototype concept store, and identified several sites in Florida to operate the units. We have a number of agreements under discussion for software and systems that would be applied in the health care industry including “telemedicine” and a potential services offering  the design of applications in healthcare using “blockchain” encryption. It is likely that this aspect of our business plan will face the highest priority going into 2018.

In March 2018, we entered into a non-binding letter of intent to acquire Pet RX, its predecessors and affiliates.  Due diligence is continuing at the time of this filing. Pet RX provides software to enable pharmacy operators to address the needs of the veterinary markets.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUE NATURE HOLDING, INC.

CONTENTS

PAGE

37	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

38	CONSOLIDATED BALANCE SHEETS

39	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

40	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

41	CONSOLIDATED STATEMENTS OF CASH FLOWS

42	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of True Nature Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of True Nature Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

 We have served as the Company’s auditor since 2016.

Houston, TX
April 17, 2018

TRUE NATURE HOLDING, INC.
Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Prepaid expenses and other current assets	-	1,875
Total current assets	-	1,875

Total Assets	-	1,875

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	766,356	589,229
Accrued liabilities – related party	147,894	84,488
Due to related parties	91,066	106,866
Accrued interest	50,665	31,021
Convertible note payable	60,000	-
Convertible note payable, in default	196,270	256,270
Note payable - related party	75,000	-
Total current liabilities	1,387,251	1,067,874

Commitments and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017 and 2016	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 18,930,874 and 17,436,666 shares issued and outstanding as of December 31, 2017 and 2016	189,309	174,367
Additional paid-in capital	4,659,713	4,261,748
Stock payable	39,886	20,000
Accumulated deficit	(6,276,159)	(5,522,114)
Total (deficiency in) stockholders’ equity	(1,387,251)	(1,065,999)

Total liabilities and stockholders’ equity	$-	$1,875

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	699,957	4,405,163

Total operating expenses	699,957	4,405,163

Net Operating Loss	(699,957)	(4,405,163)

Other income (expense):
Interest expense	(54,088)	(269,367)
Loss on debt extinguishment	-	(206,329)
Total other expense	(54,088)	(475,696)

Loss before provision for income taxes	(754,045)	(4,880,859)

Provision for income taxes	-	-

Net loss	$(754,045)	$(4,880,859)

Net loss per share - basic	$(0.04)	$(0.35)

Net loss per share - diluted	$(0.04)	$(0.35)

Weighted average shares outstanding - basic	17,766,522	13,760,888

Weighted average shares outstanding - diluted	17,766,522	13,760,888

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock			Stock	Accumulated
	Shares	Amount	APIC	Payable	Defecit	Total
Balance at December 31, 2015	11,765,000	$117,650	$3,917	$-	$(641,255)	$(519,688)
Sale of common stock, net of issuance costs	120,000	1,100	49,800	-	-	51,000
Beneficial conversion features	--		67,062	-	-	67,062
Stock based compensation	4,070,000	40,700	3,337,035	-	-	3,377,735
Common stock and warrants issued and payable for debt discount	15,000	150	118,601	20,000	-	138,751
Common stock issued for conversion of accounts payable or accrued interest	1,066,666	10,667	569,333	-	-	580,000
Net loss for the year ended December 31, 2016	-	-	-	-	(4,880,859)	(4,880,859)
Balance at December 31, 2016	17,436,666	174,367	4,261,748	20,000	(5,522,114)	(1,065,999)

Stock issued for cash	250,000	2,500	44,500	-	-	47,000
Stock issued for services	2,113,637	21,136	222,462	17,936	-	261,534
Stock issued for extension of debt	65,000	650	8,173	1,950	-	10,773
Stock issued for conversion of accounts payable	1,215,571	12,156	96,830	-	-	108,986
Imputed interest	-	-	4,500	-	-	4,500
Stock returned for cancellation by prior officer	(2,150,000)	(21,500)	21,500	-	-	-
Net loss	-	-	-	-	(754,045)	(754,045)

Balance at December 31, 2017	18,930,874	$189,309	$4,659,713	$39,886	$(6,276,159)	$(1,387,251)

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(754,045)	$(4,880,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	4,500	-
Loss on extinguishment of debt	-	206,329
Debt discount amortization	-	249,592
Shares issued for extension of note payable	10,773	-
Stock based compensation	261,534	3,377,736

Changes in assets and liabilities:
Prepaid expenses	1,875	15,125
Accounts payable	286,113	564,766
Accrued liabilities	63,406	74,028
Due to related parties	59,200	106,866
Accrued interest	19,644	16,909

Net cash used in operating activities	(47,000)	(269,508)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note payable	-	258,000
Sale of common stock, net of issuance costs	47,000	51,000
Repayment of promissory notes	-	(67,677)

Net cash provided by financing activities	47,000	241,323

Net increase (decrease) in cash and cash equivalents	-	(28,185)

Cash and cash equivalents at beginning of period	-	28,185

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial Conversion Feature	$-	$67,062
Conversion of debt to common stock	$-	$103,671
Conversion of accounts payable to common stock	$108,986	$390,000
Discount related to issuance of debentures, warrants and convertible notes	$-	$138,750
Par value of shares returned for cancellation	$21,500	$-
Note payable issued to related party for accounts payable to related party	$75,000	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes To Consolidated Financial Statements

December 31, 2017

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

The accompanying consolidated financial statements include the accounts of True Nature Holding, Inc. as December 31, 2017 and 2016.

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

Revenue Recognition – The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues through December 31, 2017. In fiscal 2018, the Company will recognize revenues when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Stock-Based Compensation – We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Convertible Instruments – The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes.

Common Stock Purchase Warrants – The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model value method for valuing the impact of the expense associated with these warrants.

Stockholders’ Equity – Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share and per share amounts in these financial statements have been adjusted for the effects of a 1 for 101 reverse stock split that occurred in January 2016.

Per Share Data – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2017 and 2016, the Company had no outstanding warrants or options.

Income Taxes – The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

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

Business Combinations – The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

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

Impairment of Long – Lived Assets-Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. No impairment losses have been realized for the periods presented.

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

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company will apply this standard for any awards that are modified after January 1, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 –Deconsolidation of acquisition

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

Note 4 – Related Party Transactions

For the Year Ended December 31, 2016

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

For the Year Ended December 31, 2017

During the year ended December 31, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors  at a price of $0.157 per share.

During the year ended December 31, 2017, the Company issued 1,533,571 restricted shares of the Company’s common stock valued at $179,024 in exchange for services conducted on behalf of the Company by related parties. The Company also has accrued liabilities to related parties in the amount of $147,894 representing accrued compensation, $91,066 due to related parties for services provided and a note payable to a related party in the amount of $75,000.  Interest expense in the amount of $4,500 was imputed on this note payable during the year ended December 31, 2017 (see note 5).

Note 5 – Debt

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible A Note, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for an additional extension of the term of the loan.   Accrued interest at December 31, 2017 and December 31, 2016, was $10,860 and $3,660, respectively.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the year ended December 31, 2017.

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

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share,. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2017 and 2016, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $35,504 and $24,420, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of December 31, 2017 and 2016, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $4,301 and $2,941, respectively.  The Series D Debenture is currently in default.

March 2016 Convertible Note

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 and a due date of September 16, 2016 to a lender. Pursuant to the terms of Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note. Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of the Convertible Note A the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $16,364 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital. The discount was amortized to interest expense during the year ended December 31, 2016.  During the year ended December 31, 2017, the Company issued an aggregate 65,000 shares of common stock with a value of $10,773 to the note holder for an extension of the term of the note.  During the years ended December 31, 2017 and 2016, the Company accrued interest expense in the amount of $7,200 and $296, respectively, on the Convertible Note A.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the total repayment amount will be $72,280. As of December 31, 2017 and 2016 the carrying value of this short-term loan was $74,104 and 26,925, respectively. For year ending December 31, 2016, no interest expense related to this loan was recorded in the Company’s consolidated financial statements as the effective date of acquisition was the last day of the quarter.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 was amortized during the year ending December 31, 2016. No interest expense was charged  on this loan during the twelve months ended December 31, 2017.  During the years ended December 31, 2017 and 2016, principal payments in the amount of $67,676 and $0, respectively, were made on this loan.  This loan is currently in default.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a related party to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year.  During the year ended December 31, 2017, the Company recorded imputed interest expense to a related party in the amount of $4,500 on the July 2017 Note.

Note 6 – Stockholders’ Deficit

Sale of Common Stock – During the fiscal year of 2016, the Company raised gross proceeds of $60,000 through the sale of 120,000 shares of common stock to accredited investors in private placement transactions at a price of $0.50 per share, of which 50,000 shares were issued during the year ended December 31, 2017.  The Company incurred $9,000 of securities issuance costs representing commissions paid to broker-dealers who assisted with these transactions.

During the year ended December 31, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors and a third party investor at an average price of $0.188 per share.

Shares for Stock Based Compensation – During the fiscal year of 2016,  the Company issued 4,070,000, restricted shares of the Company’s common stock valued at $3,377,735 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

During the year ended December 31, 2017,  the Company issued 2,113,637 restricted shares of the Company’s common stock valued at $261,534 in exchange for services conducted on behalf of the Company.   The value of these shares was based on the closing market price on the respective date of grant

Shares issued for convertible note payable issuance – During fiscal year of 2016, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $18,750 that was valued based on the closing market price on the date of the grant. The shares were issued in consideration of the interest and fees due on the loan.

During the year ended December 31, 2017, The Company also issued 65,000 shares of common stock with a fair value of $10,773 for the extension of a note payable.

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

During the year ended December 31, 2017, the Company issued 1,215,571 shares of common stock for the conversion of accounts payable in the amount of $108,986.
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

Stock payable for debt - Two notes issued in fiscal 2016 contained $10,000 of stock payable each which remained outstanding as of December 31, 2017.

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

In fiscal 2015, the option pool pertaining to the 2009 Employee, Director and Consultant Stock Option Plan (the “2009 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized option pool of 18,152. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of December 31, 2017, there were 3,610 shares available for future awards under this plan.

In fiscal 2015, the option pool pertaining to the 2012 Employee, Director and Consultant Stock Option Plan (the “2012 Plan”) was adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan, resulting in an authorized options pool of 74,257. Stock options typically vest over a three-year period and have a life of ten years from the date granted. As of December 31, 2017, there were 45,673 shares available for future awards under this plan.

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

As of December 31, 2017, unrecognized stock compensation expense related to unvested stock options under all Plans was $0. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the fiscal year ended December 31, 2017 related to the all Plans and options that vested during the period was $0.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	67,879	$21.40	6.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at December 31, 2017	67,879	$21.40	5.17	—

Exercisable at December 31, 2017	67,879	$21.40	5.17	—

Note 8– Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of December 31, 2017 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2016	142,653	$17.42	2.25
Granted	—	—	—
Expired	—	—	—

Outstanding at December 31, 2017	142,653	$17.42	1.25

Exercisable at December 31, 2017	142,653	$17.42	1.25

Note 9 – Income Taxes

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $1,803,912  will expire in various years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at December 31, 2017 and December 31, 2016:

	2017	2016
Net tax loss carry-forwards	$1,832,083	$1,351,095
Statutory rate	21%	34%
Expected tax recovery	384,737	459,372
Change in valuation allowance	(384,737)	(459,372)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$384,737	$459,372
Less: valuation allowance	(384,737)	(459,372)
Net deferred tax asset	$-	$-

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

Carlton Fields Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at December 31, 2017.

230 Commerce Way, LLC vs. Trunity, Inc.

A former landlord of the Company has filed an action in New Hampshire to collect on rent from a list that existed prior to 2013. In January 2018 this action was settled by the spin out, Trunity, Inc. for a cash payment of $65,000.

Trunity, Inc.

The spin-out that now owns the former educational software business has been informed that they owe the Company from the obligations of the NCSE settlement, and the costs of the legal action. We intend to take all actions available to us to collect on these amounts.

Note 11 – Financial Condition and Going Concern

As of December 31, 2017, the Company had no cash and current liabilities of $1,387,251 and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 12 – Subsequent Events

On  January 29, 2018, the Company issued an aggregate 1,347,431 shares of common stock to four ex-officer or directors for the satisfaction of accrued compensation.  Also on January 29, 2018, the Company issued 557,692 to an investor for the payment of accounts payable on behalf of the Company in the amount of $58,000,

On March 13, 2018, the Company executed a non-binding letter of intent for the purchase all of the outstanding shareholder interests of Local Pet RX, Inc., (Local Pet RX), based in Jacksonville, Florida, and its affiliates and predecessors. Local Pet RX is a provider of software and services aimed at allowing local pharmacy operators to effective enter the veterinary marketplaces.

As of April 1, 2018 the Company Appointed Mr. Jay Morton to the positions of President and Interim Chief Executive Officer (CEO), effective April 1, 2018. Mr. Morton, age 51, founded Local Pet RX in 2014, where he and four other shareholders have developed a “telemedicine” like application for use by pharmacies and veterinary clinics, aimed at processing orders from the veterinary clinics online, while allowing the end user pet owners to interface with both the veterinary clinic and the filling pharmacy business.

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

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

On October 28, 2016, the Board of Directors approved the engagement of Salberg & Company, P.A. (“Salberg”) as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements, effective as of October 28, 2016. This selection resulted in the dismissal by the Board of Hancock Askew & Co LLP (“Hancock”), which had served in that role for an interim period, from January 19, 2016 until October 28, 2016. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Hancock. This change was driven solely from a need to reduce the overhead and operating costs of the Company.

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

a.adding additional and more qualified staff
b.asking for specific direction from the company’s accountants and auditors
c.reviewing structure and procedures implemented by similarly situated publicly held companies
d.changes in process prior to any further acquisition or financing activity

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2017 were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP), especially with regards to equity based transactions and tax accounting expertise;  (iii) inadequate security over information technology, and  (iv) lack of formal Control procedures related to the approval of related party transactions.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

We believe that the material weaknesses as reported will eventually be fully remediated, upon being properly capitalized to hire the proper personnel for segregation of duties and SEC and GAAP accounting knowledge.

Management’s Report on Disclosure Controls and Procedures

The Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures. The deficiencies in the Company’s disclosure controls and procedures resulted in failures to timely file periodic reports within the time periods specified in the SEC’s rules and forms.

The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and  (iii) lack of formal Control procedures related to the approval of related party transactions..

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of April 12, 2018:

Name	Age	Board of Directors	Appointed	Resigned
Amy Lance	50	Chairman of the Board	9/26/2016	05/02/2017
Mack Leath	59	Director, Compensation Committee Member	9/26/2016	05/02/2017
Thomas Burnell	55	Director	10/02/2017	11/29/2017
Dr. Jordan Balencic	31	Director	9/26/2016	-
James Czirr	63	Director	02/7/2017	-

Name	Age	Executive Officers	Appointed	Resigned
Mack Leath	59	Secretary	09/26/2016	05/02/2017
Christopher Knauf	44	Interim Secretary	05/02/2017	06/26/2017
Christopher Knauf	44	Chief Executive Officer	01/25/2017	06/26/2017
Louis Deluca	58	Chief Operations Officer	02/14/2017	-
Dr. Jordan Balencic	31	Acting CEO and CFO	06/26/2017	-
Jay Morton	51	President and Interim Chief Executive Officer	04/01/2018	-

Board of Directors

Jordan Balencic- Director: joined the Board on September 26, 2016.  He is physician of internal medicine, entrepreneur and founder of businesses in the social marketing, telemedicine and web services areas. He graduated from Lake Erie College of Osteopathic Medicine in 2013, and has a B.S. from Gannon University in Biology. He belongs to numerous professional organizations and is involved with the Veterans Administration as a primary care physician.

Jim Czirr-Director: joined the Board on February 7, 2017 Mr. Czirr, age 62, is most recently involved with Galectin Therapeutics, Inc. (NASDAQ:GALT), both personally and as an investment his funds. He served as Chairman of the Board for Galectin from February 2009, and Executive Chairman from February 2010 until January 2016. He now sits on the Board as the representative for their Series B Preferred holders. He is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low-cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan. During his tenure in 2017 he has earned 300,000 shares of restricted common stock.

Management Team

Jay Morton – President and Interim Chief Executive Officer: joined the Company on April 1, 2018. Mr. Morton founded Local Pet RX in 2014, where he and four other shareholders have developed a “telemedicine” like application for use by pharmacies and veterinary clinics, aimed at processing orders from the veterinary clinics online, while allowing the end user pet owners to interface with both the veterinary clinic and the filling pharmacy business.

Dr. Jordan Balencic – Acting Chief Executive Officer and Chief Financial Officer: Dr. Balencicjoined the Board on September 26, 2016.  He is physician of internal medicine, entrepreneur and founder of businesses in the social marketing, telemedicine and web services areas. He graduated from Lake Erie College of Osteopathic Medicine in 2013, and has a B.S. from Gannon University in Biology. He belongs to numerous professional organizations and is involved with the Veterans Administration as a primary care physician.

Louis Deluca - Chief Operations Officer: On February 14, 2017, the Board of Director appointed Louis Deluca as the Chief Operating Officer of the Company. Mr. Deluca, age 58, served as VP of Operations for Mondetta US, Inc. an online apparel designer and retailer, from 2015 to 2016.  From 2012-2015, he served as the COO of The Ivory Company, a multichannel home décor retailer based in Atlanta, GA.  From 2007 to present, Mr. Deluca was the Founder and CEO of Marietta Sign Company, a manufacturer and designer of customer signage based in Atlanta, GA. From 1981 to 2007, he served as Director of Inventory Planning and Sourcing at The Home Depot. He received a Technical Drafting Certificate from Gwinnett Technical College in 1977 and studied Business Management at the University of Phoenix.

Appointments and Departures during Fiscal Year Ended December 31, 2017

Ms. Amy Lance, age 50, joined the Board as Chairman of the Board and served as Interim CEO from September 26, 2016 until resigning effective May 2, 2017. Ms. Lance has extensive business experience as well as real estate related activities, in the Southeastern, US. Ms. Lance graduated from The University of Georgia with a BA in Business Management in 1988.  There were no disputes or disagreements resulting in her resignation.  During her tenure in 2017 she accrued $26,800 in compensation  In January 2018 she subsequently converted her amounts owed of $26,800 into 257,692 shares of restricted common stock, at a price per share of $.104 reflecting the closing price on the date of the conversion.

Mr. Mack Leath, age 59, was appointed to the Board of Directors, and as Secretary of the Company as of  September 26, 2016 and resigned effective May 2, 2017.  Mr. Leath was the Interim President of the Corporation. He is an experienced business executive, with an emphasis on sales and marketing as well as start-up oriented financing transactions. Mr. Leath graduated from North Carolina State University with a B.S. in Business Administration,1986. Mr. Leath resigned from the Board, and as Secretary, as of May 2, 2017. There were no disputes or disagreements resulting in his resignation. During his tenure in 2017 he accrued $20,000 in compensation. In January 2018 He subsequently converted his amounts owed of $20,000 into 192,307shares of restricted common stock, at a price per share of $0.104, reflecting the closing price on the date of the conversion.

On October 2, 2017, the Board of Director appointed Thomas Burnell, age 55, as the Chief Executive Officer and he subsequently resigned effective November 29, 2017.  Mr. Burnell served as the President of Boston Heart Diagnostics until Mar. 2017, and he served as Operating Partner of Ampersand Capital Partners (“Ampersand”), a private-equity company, until Dec. 2016, where he represented Ampersand’s investment in Elite One Source Nutrisciences, Inc, as its President and CEO, and as Executive Chairman of Accuratus Lab Services, Inc. Mr. Burnell served as a board member of Viracor-IBT Laboratories, Inc., and as its President and CEO through 2014, and from 2006 until 2011, he was the President and CEO of Nebraska Heart Hospital. From 2002 until 2006, Mr. Burnell was President and CEO of Eurofins Scientific, Inc., a publicly held company trading on the Euronex Exchange, and from 2000 until 2002 he was President and CEO of GenomicFX, Inc., a leader in livestock and aquaculture genomics. Mr. Burnell held various senior management positions at the ContiGroup Companies, Inc., a global agriculture, food, and nutrition company. He holds a Ph.D. in Nutrition from the University of Kentucky, awarded in 1988, and a B.S. and M.S. degree in Animal Sciences from the University of Nebraska-Lincoln. Mr. Burnell resigned as of  November 29, 2017. There were no disputes or disagreements resulting in his resignation. As a part of his resignation he agreed he would not receive any pay for his short tenure, though he was allowed to keep  80,000 shares of restricted common stock issued to him when he joined the Company.

On January 25, 2017, the Board of Director appointed Christopher Knauf, age 44, as the Chief Executive Officer and Chief Financial Officer of the Company. He subsequently resigned, effective June 26, 2017.  From 2014 till joining the company, Mr. Knauf served as a consultant for small to mid-size emerging growth companies, both public and private.  From 2012 to 2014, he served as CEO and CFO of Built NY, Inc, a consumer products company based in New York, NY.  Prior to that, from 2004 to 2012, Mr. Knauf was Head of Finance and Operations for the Consumer Products division of A+E Networks, Inc, a provider of television content worldwide.  From 2002 to 2004, He was the CFO of Intermix, Inc, a New York, NY based apparel retailer.  His education includes an MBA, Finance concentration, 1999, Fordham University, New York, NY. BS, Finance, 1995, Fairfield University, Fairfield, CT. Mr. Knauf resigned from the Company as of 6/26/2017. There were no disputes or disagreements resulting in his resignation. During his tenure in 2017 he accrued $33,333 in compensation and 100,000 shares of restricted common stock. In January 2018 He subsequently converted his amounts owed of $33,333 into 320,509 shares of restricted common stock, at a price per share of $.104, reflecting the closing price on the date of the conversion.

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

Committees

Our full Board of Directors acts as our Audit Committee. Our Board of Directors has determined that only Mr. Czirr is “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ and NYSE MKT.

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

Our full Board of Directors acts as our Compensation/Stock Option Committee.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2016 or 2017.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). During 2017, the Company’s officers and directors had the following late filings:

Directors and Executive Officers

James Czirr, a Director, was issued 300,000 shares of common stock on December 28, 2017 and has not filed a Form 4;

Jordan Balencic, a Director, was issued 300,000 shares of common stock on December 28, 2017 and has not filed a Form 4;

Thomas Burnell, who was Chief Executive officer from October 2, 2017 to November 29, 2017 was issued 80,000 shares of stock on December 28, 2017. Mr. Burnell filed a Form 4 on October 20, 2017 indicating he had received 1,000,000 shares of common stock which has not been updated.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

·Compliance with applicable laws and regulations
·Handling of books and records
·Public disclosure reporting
·Insider trading
·Discrimination and harassment
·Health and safety
·Conflicts of interest
·Competition and fair dealings
·Protection of Company asset

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the compensation of the Company’s current Chief Executive Officers and other executive officers serving as such whose annual compensation exceeded $40,000, for services in all capacities to the Company in 2017, except as otherwise indicated. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 8 of the Notes to Consolidated Financial Statements appearing earlier in this report.

Summary Compensation Table

								Nonqualified
							Non-Equity	Deferred	All
							Incentive Plan	Compensation	Other
			Salary	Bonus	Stock Awards	Options Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year		($)	($)	($)	($)	($)	($)	($)	($)

Dr. Jordan Balencic	2017	(a)	-	-	-	-	-	-	-	-
	2016		-	-	-	-	-	-	-	-
	2015

Louis Deluca	2017	(b)	89,560	-	11,088	-	-	-	-	100,648
	2016		-	-	-	-	-	-	-	-
	2015

Thomas Burnell	2017	(c)	-	-	8,000	-	-	-	-	8,000
	2016		-	-	-	-	-	-	-	-
	2015

Peter Nicosia	2017	(d)	25,000		--		--
	2016								-	25,000
	2015

Stephen Keaveney	2017		-	-	-	-	-	-	-	-
	2016		-	-	-	-	-	-	-	-
	2015

James Driscoll	2017		-	-	-	-	-	-	-	-
	2016	(f)	-	-	314,680	-	-	-	-	314,680
	2015

Casey Gaetano	2017		-	-	-	-	-	-	-	-
	2016	(g)	-		435,000	-	-	-	-	435,000
	2015

Gary Myers	2017		-	-	-	-	-	-	-	-
	2016	(h)	-	-	28,500	-	-	-	-	28,500
	2015

Christopher Knaupf	2017	(e)	33,333	-	-	-	-	-	-	33,333
	2016		-	-	19,000	-	-	-	-	19,000
	2015

Susanne Leahy	2017		-	-	-	-	-	-	-	-
	2016		-	-	-	-	-	-	-	-
	2015		-	-	-	-	-	-	-	-

(a) Does not include Dr. Balencic’s compensation as a Director.

(b) Includes $89,560 in accrued but unpaid salary; also includes 500,000 shares of common stock at a fair value of $11,088.

(c) Includes the fair value of 80,000 shares of common stock.

(d) Includes $25,000 in accrued but unpaid salary.

(e) Includes $33,333 in accrued but unpaid salary.

(f) Consists of 200,000 shares of common stock.

(g) Consists of 125,000 shares of common stock.

(h) Consists of 150,000 shares of common stock.

Executive Employment, Termination and Change of Control Arrangements

We do not have any employment agreements with our executive officers. All executive officers serve at the discretion of the Board of Directors.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution or other deferred compensation plans to our executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2017, information relating to the compensation of each director who served on our board of directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Options	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jordan Balencic	-	28,100	-	-	-	-	28,100
Mack Leath	-	12,000	-	-	-	-	12,000
James Czirr	-	58,600	-	-	-	-	58,600
Amy Lance (a)	-	-	-	-	-	-	-
Christopher Knauf (b)	-	-	-	-	-	-	-
Thomas Burnell (c)	-	-	-	-	-	-	-

(a)	Resigned May 2, 2017.
(b)	Resigned June 26, 2017.
(c)	Resigned November 29, 2017.

Subsequent event

Narrative to Director Compensation Table

While we have not established standard compensation arrangements for our directors, we have, as a practice, made an award of restricted common stock to our directors a) in consideration for contributions to the operations of the Company, and, b) for certain contributions to the Company’s operations.  To date, we have used 100,000 shares of restricted common stock as our measured award.  Compensation payable to each individual for his or her service on our Board of Directors is determined from time to time by our Board of Directors based upon the amount of time expended and other contributions by each of the Directors on our behalf.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2018, regarding the beneficial ownership of our common stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 31, 2018, we had 17,213,894 shares of common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of shared owned	Percentage of Class
Dr. Jordan Balencic (Acting CEO and CFO, Director)	525,000	2.5%
James Czirr (Director)	400,000	1.9%
Louis Deluca (COO)	1,076,923	5.2%
Officers and Directors as a group (3 Persons)	2,001,923	9.6%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by M&K CPAS, PLLC, the Company’s current principal accounting firm for the audit of the Company’s annual financial statements for 2017, as well as any fees for previous independent audit firms associated with the Company for the reviews of the quarterly financial statements for 2017 and 2016.

	2017	2016
Audit fees	$33,000	$100,280
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$33,000	$100,280

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

14	Code of Ethics (incorporated herein by reference to Exhibit 14 filed as part of the Company’s Form 10-K for the year ended December 31, 2012 (Commission File No. 000-53601)).

21	Subsidiaries of the Company

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL INSTANCE DOCUMENT

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: April 17, 2018	By:	/s/ Jay Morton
Jay Morton President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Jay Morton	April 17, 2018
Jay Morton
President and Interim Chief Executive Officer (Principal Executive Officer)

/s/ Jordan Balencic	April 17, 2018
Jordan Balencic
Chairman of the Board and acting Chief Finance Officer (Principal Financial and Accounting Officer)

/s/ James Czirr	April 17, 2018
James Czirr
Director