Form 10-Q
period 2018-03-31
True Nature Holding, Inc.
filed 2018-06-04
CIK 802257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Registrant’s telephone number, including area code: (844) 383-8689

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻   No  ☑

As of May 8, 2018, 22,810,997 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-
Total Assets	-	-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	772,398	766,356
Accrued liabilities	79,561	147,894
Due to related parties	8,503	91,066
Accrued interest	55,576	50,665
Convertible note payable	60,000	60,000
Convertible note payable, in default	196,270	196,270
Note payable - related party	75,000	75,000
Total current liabilities	1,247,308	1,387,251

Commitments and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,835,997 and 18,930,874 shares issued and outstanding as of March 31, 2018 and December 31, 2017	208,360	189,309
Additional paid-in capital	4,841,045	4,659,713
Stock payable	39,886	39,886
Accumulated deficit	(6,336,599)	(6,276,159)
Total (deficiency in) stockholders’ equity	(1,247,308)	(1,387,251)

Total liabilities and stockholders’ equity	$-	$-

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Consolidated Statements of Operations

	For the Three Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
General and administrative	53,279	228,368

Total operating expenses	53,279	228,368

Net Operating Loss	(53,279)	(228,368)

Other income (expense):
Interest expense	(7,161)	(4,911)
Total other expense	(7,161)	(4,911)

Loss before provision for income taxes	(60,440)	(233,279)

Provision for income taxes	-	-

Net loss	$(60,440)	$(233,279)

Net loss per share - basic	$(0.00)	$(0.01)

Net loss per share - diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	20,222,124	17,939,636

Weighted average shares outstanding - diluted	20,222,124	17,939,636

The accompanying notes are an integral part of the Consolidated Financial Statements

TRUE NATURE HOLDING, INC.
Unaudited Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,440)	$(233,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	2,250	-
Stock based compensation	-	137,534

Changes in assets and liabilities:
Prepaid expenses	-	(7,292)
Accounts payable	52,842	65,390
Accrued liabilities	25,000	(8,239)
Due to related parties	(24,563)	19,030
Accrued interest	4,911	4,911

Net cash used in operating activities	-	(21,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of issuance costs	-	22,000

Net cash provided by financing activities	-	22,000

Net increase (decrease) in cash and cash equivalents	-	55

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$55

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$198,133	$32,000

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

Revenue Recognition-The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues during the three months ended March 31, 2018 and March 31, 2017. In fiscal 2018, the Company will recognize revenues if all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2018 and December 31, 2017, the Company had 142,653 warrants outstanding and 67,879 options outstanding excluded from calculation of diluted net loss.

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

Business Combinations- The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

•	discount rates utilized in valuation estimates.

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

Note 3 – Financial Condition and Going Concern

As of March 31 2018, the Company had no cash on hand and current liabilities of $1,247,308, and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 4 – Related Party Transactions

Three month ended March 31, 2018:

On January 29, 2018, the Company converted outstanding accounts payable due to an investor in the amount of $54,815 for 527,064 restricted shares of the Company’s common stock.  The cost to the Company for this issuance is $54,815, based on the closing price on the date of issuance.  As the conversion amount equals the share value, no gain or loss was recorded.

On January 29, 2018, the Company converted accrued officer compensation in the amount of $93,333 into 897,432 restricted shares of the Company’s common stock.  The cost to the Company for this issuance is $93,333, based on the closing price on the date of issuance.  As the conversion amount equals the share value, no gain or loss was recorded.

The Company accrued officers compensation to during the three months ended March 31, 2018 in the amount of $25,000 and imputed interest expense of $2,250 on a note payable to a related party in the amount of $75,000 (see note 5).

Three months ended March 31, 2017:

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

On February 14, 2017, the Board of Directors for True Nature Holding, Inc. authorized the issuance of restricted common stock to a shareholder for consulting services.  This calculation is based on February 14, 2017 and at the market close of $0.14 per share; hereby converting the debts which are currently owed and equates to 258,637 shares, for a total cost to the Company of $36,210 , based on the closing price on the date of the grant.

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

Note 5 – Debt

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible A Note, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company committed to issue 72,000 shares of common stock as consideration for extending the due date of the Convertible Note A to July 1, 2018. Accrued interest at March 31, 2018 and December 31, 2017, was $12,660 and $10,860, respectively.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the three months ended March 31, 2018.

May 2016 Convertible Note B

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to a lender. Upon issuance of the Convertible Note B, the lender was awarded 24-month warrants to purchase up to 66,666 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the year ended December 31, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the principal amount of the note was approximately $100,000 and total accrued interest thereon was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized during the year ended December 31, 2018.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share,. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of March 31, 2018 and December 31, 2017, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $38,274 and $35,504, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of March 31, 2018 and December 31, 2017, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $4,641 and $4,301, respectively.  The Series D Debenture is currently in default.

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

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the three months ended March 31, 2018 the Company imputed interest in the amount of $2,250.

Note 6 – Stockholders’ Deficit

 Sale of Common Stock

During the three months ending March 31, 2018, the Company had no sales of common stock for cash.

During the three months ending March 31, 2017, the Company raised gross proceeds of $22,000 through the sale of 200,000 shares of common stock to a new member of the Board of Directors at a price of $0.11 per share.

Shares for Stock Based Compensation

During the three months ending March 31, 2018, the Company issued 1,347,431 restricted shares of the Company’s common stock at valued $140,133 in exchange for services conducted on behalf of the Company. This amount was previously accrued. The value of these shares was based on the closing market price on the respective date of grant.

During the three months ending March 31, 2017, in connection with services rendered, the Company issued 583,637, restricted shares of the Company’s common stock at valued $136,034 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Shares issued for convertible note payable issuance

During the three months ending March 31, 2018, the Company did not issue any shares related to a convertible note payable.

During the three months ending March 31, 2017, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $2,100 that was valued based on the closing market price on the date of the grant.

Shares issued for conversion of accounts payable

During the three months ending March 31, 2018, the Company issued 527,064 shares valued at $54,815 to settle outstanding accounts payable.  There was no gain or loss on the transaction because the fair value of the shares issued equaled the fair value of the accounts payable settled.

During the three months ending March 31, 2017, the Company issued 228,571 shares valued at $32,000 to settle outstanding accounts payable. There was no gain or loss on the transaction because the fair value of the shares issued equaled the fair value of the accounts payable settled.

Note 7 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at March 31, 2018	67,879	$21.40	4.92	—

Exercisable at March 31, 2018	67,879	$21.40	4.92	—

Note 8 – Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of March 31, 2018 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.25
Granted	—	—	—
Expired	—	—	—

Outstanding at March 31, 2018	142,653	$17.42	1.00

Exercisable at March 31, 2018	142,653	$17.42	1.00

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

Carlton Fields Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at March 31, 2018.

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

Note 10 – Subsequent Events

In April 2018 the Company Appointed Mr. Jay Morton to the positions of President and Interim Chief Executive Officer (CEO), effective April 1, 2018. Mr. Morton, age 51, founded Local Pet RX in 2014, where he and four other shareholders have developed a “telemedicine” like application for use by pharmacies and veterinary clinics, aimed at processing orders from the veterinary clinics online, while allowing the end user pet owners to interface with both the veterinary clinic and the filling pharmacy business.

In April 2018, the Company agreed to issue 72,000 shares of common stock to a lender as consideration for extending the due date of a note payable in the principal amount of $60,000 to July 1, 2018.  See note 5.

In May 2018, the Company issued the following shares of common stock: 500,000 shares to its President and Interim Chief Executive Officer pursuant to an employment agreement; 600,000 shares to a consultant for services; 600,000 shares to a consultant for services; 75,000 shares to an investor for accrued interest on a note payable; and 200,000 shares to a consultant for services.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to True Nature Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Overview

We are an early stage company whose operations include a) organic businesses such as new “holistic and healthy” retail pharmacy design, b) software and systems design for healthcare such as “telemedicine” and blockchain encryption services, and c) plans to acquire a series of businesses which specialize in health care services, initially with compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals. During 2016 and 2017, the Company negotiated several agreements for the acquisition of compounding pharmacy operations and subsequently consummated one such acquisition. P3 Compounding Pharmacy, dba Integrity Compound (“P3”), of Dunwoody Georgia completed the transfer of its pharmacy license, and was acquired by us on June 29, 2016. Our management quickly determined that the Company’s financial needs and business plan was not in concert with the financial goals of the Company, and on September 30, 2016, the Company was deconsolidated.

During the fourth quarter of 2016 and continuing through 2017 and early 2018 the Company refined its approach and expanded its intended reach to consumers though activities aimed at retail pharmacy businesses, as an increased distribution strategy for compounding. We have identified several sites in Florida for our prototype “healthy and holistic” pharmacy store concept. Further it learned that the best growth opportunity going forward was to facilitate better Health Care through technology.  It  intend to focus on Telemedicine - both for human and veterinarian care, Block chain encryption application development services, Rx Processing Technology – for CRM as applied to both human Health Care and Veterinary Market. There are individuals both inside the Company, and outside as consultants, who work daily to complete these development objectives.

New Divisional Structure

During 2016, and following the deconsolidation of P3, we revised our approach to the business strategy, and added the concept of incorporating a retail, more traditional, pharmacy business with the compounding pharmacy we had originally focused on. We also decided to develop a library of intellectual properties (IP), including specialized formulations and compounds of pharmaceutical materials, as well as potential software and systems to provide “telemedicine” functionality, including kiosk-oriented distribution at the retail level, and the potential of a “blockchain” service bureaus for encryption in various aspects of the health care industry. While we expected immediate financial results from the retail and compounding areas, we now believe the IP, Rx technology for both human and veterinary health care markets will provide the best growth opportunity going forward.

As a result of this revised approach, the Company intends to create three (3) wholly owned subsidiaries to hold its operations.

The first, it expects to acquire unique related technologies, including a growing library of specialized formulations. Many of these formulations will be unique to its operations, and some it expects to either license to others for mass market distribution, or it may produce for stocking inventory at a 503b qualified facility. The entity “TN Technologies, LLC” will hold those intellectual property assets, as well as other novel innovative approaches it may engage in, directly, or under a license granted from the holders. This subsidiary will also own and hold all software and systems we acquire, or development. We believe the “telemedicine” functionality could be a strong contributor to the development of new revenues for pharmacy owners, including any we may acquire. There will also be a market for “block chain” encryption services within the healthcare area, which we may address with a service bureau offering.

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

Lastly “TN Retail, LLC” will hold its retail storefront operations. These storefront locations will provide both conventional pharmacy products, as well as unique compounding-based solutions. The store will focus on “healthy, holistic and natural solutions”, along the lines of a “Whole Foods of Pharmacy” like marketing approach. This becomes the “feeder system” for sales to our planned compounding production facilities.

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

Critical Accounting Policies

For the three months ended March 31, 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Quarterly Report.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. Our pharmacy operations activities are expected to l commence in the first quarter of 2018 and we have spun-out the prior year educational business which is presented as discontinued operations in the consolidated financial statements. This change our operations will have and is expected to continue to have a significant impact on our financial results. As a result, our results of operations in the periods after commencement of our pharmacy operations will include aggregate revenue and expense amounts and the apportionment of expenses among categories, have changed and are expected to continue to change as we further develop these operations. Further, as a result of our acquisitions of our compounding pharmacies, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

For the Three Months ended March 31, 2018 and 2017

There are no sales and related cost of sales for the three months ended March 31, 2018 and 2017.

Our total operating expenses for the three months period ended March 31, 2018 were $53,279.  For the comparable period in 2017, the operating expense was $228,368.  Operating expenses were comprised primarily of $25,000 in compensation expense, and $22,873 in accounting, audit, listing and compliance fees.

There is $7,161, of interest expense for the three months ended March 31, 2018, pertaining to interest incurred for outstanding debentures.  For the comparable period in 2017, the Company had interest expense of $4,911.

For the three month period ended March 31, 2018, the Company had a net loss of $60,440.  For the comparable period in 2017, the Company had a loss of $233,279.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As March 31, 2018, we had a working capital deficit of $1,247,308.  Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the three months ending March 31, 2018, the Company had net cash flow from operations of $0.  This consisted of Company’s net loss of $60,440, offset by imputed interest expense of $2,250 and by net change in the components of working capital in the net amount of $58,190.  The Company had no cash provided by financing activities or investing activities during the three months ended March 31, 2018.

Plan of Operations

We are an early stage company whose operations include a) organic businesses such as new “holistic and healthy” retail pharmacy design, b) software and systems design for healthcare such as “telemedicine” and blockchain encryption services, and c) plans to acquire a series of businesses which specialize in health care services, initially with compounding pharmacy activities, largely direct to consumers, doctors and veterinary professionals.  Going into 2018 we expect our highest priority to be the continued development of technology for healthcare, including telemedicine and blockchain encryption services. With the recent addition of our new President, whose background in healthcare information technology (HIT) is extensive, we believe we will accelerate our distribution plans, especially in the veterinary field.

Recent Developments

Appointment of  a President and Interim Chief Executive Officer

As of April 1, 2018, the Company Appointed Mr. Jay Morton to the positions of President and Interim Chief Executive Officer (CEO), effective April 1, 2018. Mr. Morton, age 51, founded Local Pet RX in 2014, where he and four other shareholders have developed a “telemedicine” like application for use by pharmacies and veterinary clinics, aimed at processing orders from the veterinary clinics online, while allowing the end user pet owners to interface with both the veterinary clinic and the filling pharmacy business.

Acquisition of Businesses and Financing

The Company has since 2017 developed plans for “heathy and holistic” retail pharmacy, that is intended to be a new distribution method for compounded products, while also attracting high gross margin specialty sales to the same consumers coming to visit in support of their pharmacy needs. It has also invested significant time and effort in evaluating the use of telemedicine and kiosks for the delivery of health services into rural and other underserved markets. Lastly, it has individuals working full time on the design of telemedicine applications, with initial introduction into the veterinary markets, and into the human markets using the same software at a later date.

While it is busy on internal operations, it still reviews various acquisition opportunities and intends to target businesses who have a) strong regulatory compliance history, b) a record of profitable operations, c) operations that represent a geographical “hub” or “spoke” when considered in relation to other compounders distribution segments, and d) where the combination of operations including embedded retail, and online, facilitates cross selling of a growing line of products.

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

During 2017 we began design of a new “healthy and holistic” retail prototype concept store and identified several sites in Florida to operate the units. We have a number of agreements under discussion for software and systems that would be applied in the health care industry including “telemedicine” and potential services offering the design of applications in healthcare using “blockchain” encryption. It is likely that this aspect of our business plan will face the highest priority going into 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective  because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with  such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended March 31, 2018, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Carlton Felds Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

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

Day & Associates, LLC d/b/a Nick Day Law v. True Nature Holding, Inc.

This action was filed on December 28, 2017, and alleges that Day & Associates LLC is owed $4,240 in legal services provided by it to True Nature.  The case is currently pending.

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to the Company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: June 4, 2018	By:	/s/ Jay Morton
Jay Morton
President and Interim Chief Executive Officer

Dated: June 4, 2018	By:	/s/ Dr. Jordan Balencic
Dr. Jordan Balencic Interim Chief Financial Officer

Dated: June 4, 2018	By:	/s/ Louis Deluca
Louis Deluca
Chief Operating Officer