Form 10-Q
period 2018-06-30
True Nature Holding, Inc.
filed 2018-08-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻   No  ☑

As of August 12, 2018, 25,522,996 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$1,108	$-
Total current assets	1,108	-
Total Assets	1,108	-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	779,756	766,356
Accrued liabilities	104,561	147,894
Due to related parties	8,503	91,066
Accrued interest	60,487	50,665
Deferred revenue	1,000	-
Convertible note payable	60,000	60,000
Convertible note payable, in default	196,270	196,270
Note payable - related party	75,000	75,000
Total current liabilities	1,285,577	1,387,251

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 24,210,997 and 18,930,874 shares issued and outstanding as of June 30, 2018 and December 31, 2017	242,110	189,309
Additional paid-in capital	5,068,865	4,659,713
Stock payable	62,786	39,886
Accumulated deficit	(6,658,230)	(6,276,159)
Total (deficiency in) stockholders' equity	(1,284,469)	(1,387,251)

Total liabilities and stockholders' equity	$1,108	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	276,026	214,129	329,305	442,497

Total operating expenses	276,026	214,129	329,305	442,497

Net Operating Loss	(276,026)	(214,129)	(329,305)	(442,497)

Other income (expense):
Interest expense	(9,505)	(4,911)	(16,666)	(9,822)
Loss on conversion of accounts payable	(36,100)	-	(36,100)	-
Total other expense	(45,605)	(4,911)	(52,766)	(9,822)

Loss before provision for income taxes	(321,631)	(219,040)	(382,071)	(452,319)

Provision for income taxes	-	-	-	-

Net loss	$(321,631)	$(219,040)	$(382,071)	$(452,319)

Net loss per share - basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Net loss per share - diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic	21,702,295	18,481,652	21,397,055	18,222,445

Weighted average shares outstanding - diluted	21,702,295	18,481,652	21,397,055	18,222,445

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(382,071)	$(452,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	4,500	-
Stock based compensation	47,620	185,534
Loss on conversion of accrued expenses	36,100
Changes in assets and liabilities:
Prepaid expenses	-	(7,125)
Accounts payable	214,597	196,218
Accrued liabilities	50,000	13,406
Deferred revenue	1,000	-
Due to related parties	(24,563)	7,519
Accrued interest	9,822	9,822

Net cash provided by (used in) operating activities	(42,995)	(46,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	44,103	-
Sale of common stock, net of issuance costs	-	47,000

Net cash provided by financing activities	44,103	47,000

Net increase (decrease) in cash and cash equivalents	1,108	55

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$1,108	$55

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$396,633	$32,000

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Notes to Condensed Consolidated Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Revenue Recognition-The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues during the three and six months ended June 30, 2018 and June 30, 2017. In fiscal 2018, the Company will recognize revenues if all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

We generate revenue from licensing and other software services from our web-based software to individuals and retailers of services to the pet care industry. We recognize licensing fees and other software services as revenue over the period of the contract at the time that the computer software is delivered and accepted by the customer, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for as revenues.

Stock-Based Compensation-We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options are estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2018 and December 31, 2017, the Company had 142,653 warrants outstanding and 67,879 options outstanding excluded from calculation of diluted net loss.

Income Taxes- The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

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

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the condensed consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company does not have any material unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income or loss. The Company does not have any interest and penalties accrued. The Company is generally no longer subject to U.S. federal, state, and local income tax examinations for the years before 2012.

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

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimates of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the condensed consolidated financial position, statements of operations or cash flows in the period of the change in the estimate.

Impairment of Long-Lived Assets-Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material. No impairment losses have been realized for the periods presented.

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

Recently Issued Accounting Standards-There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 3 – Financial Condition and Going Concern

As of June 30, 2018, the Company had cash of $1,108, current liabilities of $1,285,577, and has incurred a loss from operations. True Nature Holding’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company solutions in a) healthcare records, b) the sale of applications in the health and wellness area from 3rd parties in addition to its own developed products. The Company is also performing consulting services to certain entities in the pharmacy, medical and veterinary services area. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. However, as of the date of these condensed consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Note 4 – Related Party Transactions

Six month ended June 30, 2018:

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

On April 23, 2018, the Company issued 600,000 shares of common stock with a value of $48,000 to an investor, and an additional 600,000 shares of common stock with a value of $48,000 to a not for profit entity at the request of the investor due to conversion of $96,000 of accounts payable, no gain or loss was recognized due to stock price matching the amount converted.

On April 23, 2018, the Company issued 500,000 shares of common stock to its President, subject to certain vesting conditions:  (i) 100,000 shares vest when the President has been employed 90 days from the effective date of the employment agreement; (ii) 100,000 shares vest when the President has been employed one year from the effective date of the employment agreement; (iii) 100,000 shares vest when the President has been employed two years from the effective date of the employment agreement; (iv) 100,000 shares vest when the Company completes a capital raise of $2,000,000; (v) 100,000 shares vest when the Company reports $20,000,000 in gross revenue.  The Company valued the shares at the fair market value of $0.10 per share, or a total value of $50,000. During the three months ended June 30, 2018, the total amount of $13,740 was charged to operations pursuant to the various vesting conditions.

On June 13, 2018, the Company issued 100,000 shares of common stock with a fair value of $8,380 to its President as a bonus.

On June 14, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,000 to its chairman as a bonus.  Also on June 14, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,000 to a board member as a bonus.

On June 14, 2018, the Company issued to an investor 1,100,000 restricted shares of the Company’s common stock with a fair value of $95,700 for reimbursement of $60,000 of accrued expenses paid on behalf of the Company and for services provided.  The Company recognized a loss on conversion of $35,700 due to share price exceeding the value of the stock granted.

The Company accrued officer’s compensation during the six months ended June 30, 2018 in the amount of $50,000 and imputed interest expense of $4,500 on a note payable to a related party in the amount of $75,000 (see note 5).

Six months ended June 30, 2017:

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

Note 5 – Debt

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible A Note, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018. Accrued interest at June 30, 2018 and December 31, 2017, was $14,460 and $10,860, respectively.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the six months ended June 30, 2018.

May 2016 Convertible Note B

On May 19, 2016, the Company issued a 10% Convertible Promissory Note (the “Convertible Note B”) in the principal amount of $100,000 to a lender. Upon issuance of the Convertible Note B, the lender was awarded 24-month warrants to purchase up to 66,666 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants were valued at $103,086 with $100,000 as a debt discount; the additional $3,086 was expensed as additional interest expense. The debt discount was fully amortized during the year ended December 31, 2016. This obligation, including all warrants, penalties and interest due was cancelled as of September 30, 2016 in consideration of the issuance of 400,000 shares of restricted common stock valued at $120,000. At the time of conversion, the principal amount of the note was approximately $100,000 and total accrued interest thereon was $3,671. Therefore, as a result of the conversion, a loss of $16,329 recognized during the year ended December 31, 2016.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of June 30, 2018, and December 31, 2017, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $41,045 and $35,504, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of June 30, 2018, and December 31, 2017, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $4,981 and $4,301, respectively.  The Series D Debenture is currently in default.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the total repayment amount will be $72,280. As of December 31, 2016, the carrying value of this short-term loan was $26,925. For year ending December 31, 2016, no interest expense related to this loan was recorded in the Company’s condensed consolidated financial statements as the effective date of acquisition was the last day of the quarter.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. Although the note is in default, the lender and the Company have agreed not to take any action until such time as repayment can be arranged.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the six months ended June 30, 2018 the Company imputed interest in the amount of $4,500.

Note 6 – Stockholders’ Deficit

 Sale of Common Stock

During the six months ending June 30, 2018, the Company had no sales of common stock for cash.

During the six months ending June 30, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors at a price of $0.11 per share.

Shares for Stock Based Compensation

During the six months ending June 30, 2018, the Company issued 800,000 restricted shares of the Company’s common stock at valued $40,120 in exchange for reimbursement of expenses paid on behalf of the Company and for services provided. The value of these shares was based on the closing market price on the respective date of grant.

During the six months ending June 30, 2017, in connection with services rendered, the Company issued 583,637, restricted shares of the Company’s common stock at valued $109,710 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Shares issued for convertible note payable issuance

During the six months ending June 30, 2018, the Company issued 75,000 restricted shares of common stock valued at  $7,500 for an extension of the term of a note payable.

During the six months ending June 30, 2017, in connection with conversion of a six-month convertible promissory note, the Company issued 15,000 shares of the Company’s common stock with a fair value of $18,750 that was valued based on the closing market price on the date of the grant.

Shares issued for conversion of accounts payable

During the six months ending June 30, 2018, the Company issued 4,405,123 shares valued at $432,733 to settle outstanding accounts payable.  There was a loss on the transaction of $36,100 because the fair value of the issuance exceeded the fair value of the accounts payable settled.

During the six months ending June 30, 2017, the Company issued 228,571 shares valued at $32,000 to settle outstanding accounts payable. There was no gain or loss on the transaction because the fair value of the shares issued equaled the fair value of the accounts payable settled.

Note 7 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at June 30, 2018	67,879	$21.40	4.92	—

Exercisable at June 30, 2018	67,879	$21.40	4.92	—

Note 8 – Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of June 30, 2018 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.00
Granted	—	—	—
Expired	—	—	—

Outstanding at June 30, 2018	142,653	$17.42	0.75

Exercisable at June 30, 2018	142,653	$17.42	0.75

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

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing and has recorded the obligation at $75,000.

Carlton Fields Jorden Burt, P.A. vs. True Nature Holding, Inc., f/k/a/ Trunity Holdings, Inc.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at June 30, 2018.

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

Note 10 – Subsequent Events

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. On July 5, 2018, the Company issued the Power Up Note 1; the Power Up Note 1 was funded July 10, 2018. The Company intends to treat this as a bridge financing and believes it will fully repay the obligation and it accrued interest well in advance the execution of any conversion feature that may be provided for in the agreement.  The Power Up Note 1 entitles the holder to 12% interest per annum and matures on April 15, 2019. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. If the Company has not paid the obligation fully before 180 days from the date of issuance, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. The Power Up Note 1 entitles the holder to 12% interest per annum and matures on April 15, 2019. The Power Up Note 1 was funded on July 10, 2018.

On July 5, 2018 the Company was notified by Jim Czirr, one of its Directors, that he was resigning from the Board of Directors. Mr. Czirr is very active in another company, Galectin Therapeutics Inc. (NASDAQ: GALT) and as a result of that commitment he stated he did not have sufficient time to meet the requirements of the Company’s Board of Directors role. There were no disagreements or conflicts between Mr. Czirr and the Company during his tenure.

On July 12, 2018, the Company issued 100,000 shares of common stock with a fair value of $7,000 to a consultant for services.

On July 12, 2018, the Company issued 30,000 shares of common stock with a fair value of $2,700 to a consultant which was previously accrued to stock payable.

On July 12, 2018, the Company issued 250,000 shares of common stock with a fair value of $22,900 to a consultant which was previously accrued to stock payable.

On July 24, 2018, the Company issued 312,499 shares of common stock with a fair value of $25,000 to its President for accrued compensation. Also, on July 24, 2018, the Company issued 369,500 shares of common stock with a fair value of $29,560 to its Chief Operating Officer for accrued salary.

On July 26, 2018, the Company issued 250,000 shares of common stock with a fair value of $20,000 to a consultant for services.

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd.  pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. On August 10, 2018, the Company issued the Power Up Note 2; the Power Up Note 2 was funded July 13, 2018. The Company intends to treat this as a bridge financing and believes it will fully repay the obligation and it accrued interest well in advance the execution of any conversion feature that may be provided for in the agreement.  The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 2, there shall be no further right of prepayment. If the Company has not paid the obligation fully before 180 days from the date of issuance, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock.

On August 13, 2018, the lender of the March 2016 Convertible Note A agreed to extend the term of this loan to October 31, 2018 for consideration of 75,000 shares of common stock.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Our condensed consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Overview

We are an early stage company whose operations have shifted away from compounding pharmacy operations and now are entirely focused generally on “telemedicine” related software and systems development, and some related consulting situations. Our current and near-term products include a) applications for business development and consulting for certain pharmacy, clinic and veterinary operations, b) software and systems design for healthcare such as “telemedicine” and blockchain encryption services, and c) plans to acquire a series of technology related businesses which specialize in products and services aimed at health care services, largely direct to consumers, doctors and veterinary professionals. During 2016 and 2017, the Company negotiated several agreements for the acquisition of compounding pharmacy operations and subsequently consummated one such acquisition. P3 Compounding Pharmacy, dba Integrity Compound (“P3”), of Dunwoody Georgia completed the transfer of its pharmacy license, and was acquired by us on June 29, 2016. Our management quickly determined that the Company’s financial needs and business plan was not in concert with the financial goals of the Company, and on September 30, 2016, the Company was deconsolidated.

During the fourth quarter of 2016 and continuing through 2017 and early 2018 the Company refined its approach and expanded Its investment in software and system designed aimed at lower cost, more efficient healthcare deployment.  We are delivering consulting and applications with the focus on Telemedicine - both for human and veterinarian care, block chain encryption application development services, Rx Processing Technology – for CRM as applied to both human Health Care and Veterinary Market. There are individuals both inside the Company, and outside as consultants, who work daily to complete these development objectives and, with our existing clients and prospects.

New Divisional Structure

During 2016, 2017 and going forward, and following the deconsolidation of P3, we have adjusted our approach to the business strategy. We decided to develop a library of applications for personal healthcare records management as well as potential software and systems to provide “telemedicine” functionality, including kiosk-oriented distribution at the retail level, and the potential of a “blockchain” service bureaus for encryption in various aspects of the health care industry. We have achieved immediate market acceptance in our software, systems and consulting services and we now believe the technology for both human and veterinary health care markets will provide the best growth opportunity going forward.

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

Critical Accounting Policies

For the six months ended June 30, 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Quarterly Report.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. Our software, systems and consulting operations activities have become our primary focus, along with engagement with our new and potential user base. This change our operations will have and is expected to continue to have a significant impact on our financial results.

For the Three Months ended June 30, 2018 and 2017

Our total operating expenses for the three months period ended June 30, 2018 were $276,026.  For the comparable period in 2017, the operating expense was $214,129.  Operating expenses were comprised primarily of $66,740 in compensation expense, and $111,253 in consulting fees.

There was $9,505 of interest expense for the three months ended June 30, 2018, pertaining to interest incurred for outstanding debentures.  For the comparable period in 2017, the Company had interest expense of $4,911.

For the three months period ended June 30, 2018, the Company had a net loss of $321,631.  For the comparable period in 2017, the Company had a loss of $219,040.

For the Six Months ended June 30, 2018 and 2017

Our total operating expenses for the six months period ended June 30, 2018 were $329,305.  For the comparable period in 2017, the operating expense was $442,497.  Operating expenses were comprised primarily of compensation expense and consulting fees.

There was $16,666 of interest expense for the six months ended June 30, 2018, pertaining to interest incurred for outstanding debentures.  For the comparable period in 2017, the Company had interest expense of $9,822.

For the six-month period ended June 30, 2018, the Company had a net loss of $382,071.  For the comparable period in 2017, the Company had a loss of $452,319.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of June 30, 2018, we had a working capital deficit of $1,284,469.  Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the six months ending June 30, 2018, the Company had net cash used in operating activities of $42,995.  This consisted of Company’s net loss of $382,071, offset by imputed interest expense of $4,500, stock-based compensation in the amount of $47,620, loss on conversion of accounts payable in the amount of $36,100,  and by net change in the components of working capital in the net amount of $250,856.  The Company had cash provided by financing activities in the amount of $44,103 and no cash provided by investing activities during the six months ended June 30, 2018.

Plan of Operations

We are an early stage company whose operations include a) telemedicine application development and consulting, b) software and systems design for healthcare such as “telemedicine” and blockchain encryption services, and c) other consulting and implementation of our solutions largely direct to consumers, doctors and veterinary professionals.  Going into 2018 we expect our highest priority to be the continued development of technology for healthcare, including telemedicine and blockchain encryption services. With the recent addition of our new President, whose background in healthcare information technology (HIT) is extensive, we believe we will accelerate our distribution plans, especially in the veterinary field.

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

Resignation of board member

On July 5, 2018 the Company was notified by Jim Czirr, one of its Directors, that he was resigning from the Board of Directors. Mr. Czirr is very active in another company, Galectin Therapeutics Inc. (NASDAQ: GALT) and as a result of that commitment he stated he did not have sufficient time to meet the requirements of the Company’s Board of Directors role. There were no disagreements or conflicts between Mr. Czirr and the Company during his tenure.

Acquisition of Businesses and Financing

The Company has since 2017 developed plans for software, systems and consulting aimed at business development in the healthcare field. It has also invested significant time and effort in evaluating the use of telemedicine and kiosks for the delivery of health services into rural and other underserved markets. Lastly, it has individuals working full time on the design of telemedicine applications, with initial introduction into the veterinary markets, and into the human markets using the same software currently scheduled for Q3 and Q4 of 2018.

While it is busy on internal operations, it still reviews various acquisition opportunities and intends to target businesses who have a) strong regulatory compliance history, b) a record of profitable operations, c) potential developers of technology or consulting, or d) where the combination of technology and operations, facilitates cross selling of a growing line of products or expedited implementation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the six months ended June 30, 2018, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing and has recorded the obligation at $75,000.

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

Day & Associates, LLC d/b/a Nick Day Law v. True Nature Holding, Inc.

This action was filed on December 28, 2017 and alleges that Day & Associates LLC is owed $4,240 in legal services provided by it to True Nature.  The case was settled in June 2018 with a payment of $1,000 in full settlement of all disputes.

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

TRUE NATURE HOLDING, INC.

Dated: August 14, 2018	By:	/s/ Jay Morton
Jay Morton
President and Interim Chief Executive Officer

Dated: August 14, 2018	By:	/s/ Dr. Jordan Balencic
Dr. Jordan Balencic Interim Chief Financial Officer

Dated: August 14, 2018	By:	/s/ Louis Deluca
Louis Deluca
Chief Operating Officer