Form 10-Q
period 2018-09-30
True Nature Holding, Inc.
filed 2018-11-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of November 12, 2018, 29,697,996 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$9,110	$-
Prepaid expenses	19,000	-
Total current assets	28,110	-
Total Assets	$28,110	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	848,853	766,356
Accrued liabilities	92,349	147,894
Due to related parties	8,503	91,066
Accrued interest	67,889	50,665
Deferred revenue	1,000	-
Note payable	30,000	-
Convertible notes payable, net of discount of $7,471 and $0	161,529	60,000
Convertible note payable, in default	196,270	196,270
Note payable - related party	75,000	75,000
Total current liabilities	1,481,393	1,387,251

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 28,997,996 and 18,930,874 shares issued and outstanding as of September 30, 2018 and December 31, 2017	289,980	189,309
Additional paid-in capital	5,449,689	4,659,713
Stock payable	50,036	39,886
Accumulated deficit	(7,242,988)	(6,276,159)
Total (deficiency in) stockholders' equity	(1,453,283)	(1,387,251)

Total liabilities and stockholders' equity	$28,110	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	565,259	121,589	894,564	564,086

Total operating expenses	565,259	121,589	894,564	564,086

Net Operating Loss	(565,259)	(121,589)	(894,564)	(564,086)

Other income (expense):
Interest expense	(22,739)	(10,434)	(39,405)	(20,256)
Gain (loss) on conversion of accounts payable	3,240	4,110	(32,860)	4,110
Total other expense	(19,499)	(6,324)	(72,265)	(16,146)

Loss before provision for income taxes	(584,758)	(127,913)	(966,829)	(580,232)

Provision for income taxes	-	-	-	-

Net loss	$(584,758)	$(127,913)	$(966,829)	$(580,232)

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding – basic and diluted	25,094,466	17,640,776	23,228,812	18,025,704

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(966,829)	$(580,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for extension of note payable		5,523
Amortization of discount on notes payable	1,529	-
Imputed interest	6,750	-
Stock based compensation	359,280	235,034
(Gain) loss on conversion of accrued expenses	32,860	(4,110)
Changes in assets and liabilities:
Prepaid expenses	11,000	1,875
Accounts payable	361,917	218,389
Accrued liabilities	67,348	38,406
Deferred revenue	1,000	-
Due to related parties	(24,563)	23,437
Accrued interest	17,224	14,733

Net cash used in operating activities	(132,484)	(46,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	66,594	-
Proceeds from notes payable, net of payments to vendors	75,000	-
Sale of common stock, net of issuance costs	-	47,000

Net cash provided by financing activities	141,594	47,000

Net increase in cash and cash equivalents	9,110	55

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$9,110	$55

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$501,907	$39,860
Consulting fees prepaid with note payable and stock	$30,000	$-
Stock committed to be issued for conversion of accounts payable	$-	$76,986
Par value of shares returned for cancellation	$-	$21,500
Stock issued for cash received in prior period	$-	$500
Note payable issued to related party for accounts payable to related party	$-	$75,000
Convertible debt issued for settlement of accounts payable	$25,000	$-

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

True Nature Holding, Inc. is a corporation organized under the laws of the state of Delaware with principal offices located in Atlanta, Georgia. On January 16, 2016, the Company changed the equity structure that included a reverse split of one for 101, such that all holders of 101 shares of common stock issued and outstanding prior to the effective date of the reverse split would own 1 share of common stock upon the effect date of the reverse split. In addition, the Company amended its Articles of Incorporation  (i) to increase its authorized capital stock to 510,000,000 shares which consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share and (ii) to change its name from Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

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

Revenue Recognition-The restructured entity of True Nature Holding, Inc. which is focused on acquiring a series of businesses which specialize in compounding pharmacy activities, has recognized no revenues during the three and nine months ended September 30, 2018 and September 30, 2017. In fiscal 2018, the Company will recognize revenues if all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

Stockholders’ Equity-Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share and per share amounts in these financial statements have been adjusted for the effects of a one for 101 reverse stock split that occurred in January 2016.

Per Share Data-Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2018 and December 31, 2017, the Company had 142,653 warrants outstanding and 67,879 options outstanding excluded from calculation of diluted net loss.

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

Note 3 – Financial Condition and Going Concern

As of September 30, 2018, the Company had cash of $9,110, current liabilities of $1,481,393, and has incurred a loss from operations. True Nature Holding’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company solutions in a) healthcare records, b) the sale of applications in the health and wellness area from 3rd parties in addition to its own developed products. The Company is also performing consulting services to certain entities in the pharmacy, medical and veterinary services area. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Nine months ended September 30, 2018:

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

On April 23, 2018, the Company issued 500,000 shares of common stock to its President, subject to certain vesting conditions:  (i) 100,000 shares vest when the President has been employed 90 days from the effective date of the employment agreement; (ii) 100,000 shares vest when the President has been employed one year from the effective date of the employment agreement; (iii) 100,000 shares vest when the President has been employed two years from the effective date of the employment agreement; (iv) 100,000 shares vest when the Company completes a capital raise of $2,000,000; (v) 100,000 shares vest when the Company reports $20,000,000 in gross revenue.  The Company valued the shares at the fair market value of $0.10 per share, or a total value of $50,000. During the three months ended June 30, 2018, the total amount of $13,740 was charged to operations pursuant to the various vesting conditions. On September 18, 2018, the Company accepted the resignation of its President, and 400,000 of these shares were forfeited.

On June 13, 2018, the Company issued 100,000 shares of common stock with a fair value of $8,380 to its President as a bonus.

On June 14, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,000 to its chairman as a bonus.  Also, on June 14, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,000 to a board member as a bonus.

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

On July 24, 2018, the Company issued 312,499 shares of common stock with a fair value of $25,000 to its President for salary.

On July 24, 2018, the Company issued 369,500 shares of common stock with a fair value of $29,560 to its Chief Operating Officer for accrued salary.

On August 14, 2018, the Company issued to an investor 249,902 restricted shares of the Company’s common stock with a fair value of $22,491 for reimbursement of $22,491 of accrued expenses paid on behalf of the Company and for services provided.

On August 14, 2018, the Company issued to an investor 2,250,098 restricted shares of the Company’s common stock with a fair value of $202,509 as compensation for consulting services provided.  The Company also accrued $58,000 for additional consulting services provided by the investor.

On September 24, 2018, the Company issued 100,000 shares of common stock with a fair value of $13,000 to each of two board members for services provided (a total of 200,000 shares of common with an aggregate fair value of $26,000).

Nine months ended September 30, 2017:

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

Note 5 – Debt

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible A Note, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. Accrued interest at September 30, 2018 and December 31, 2017, was $16,260 and $10,860, respectively.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the nine months ended September 30, 2018.

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

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of September 30, 2018, and December 31, 2017, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $43,816 and $35,504, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. As of September 30, 2018, and December 31, 2017, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $5,321 and $4,301, respectively.  The Series D Debenture is currently in default.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. As of September 30, 2018, the carrying value of this short-term loan was $74,104.  The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. Although the note is in default, the lender and the Company have agreed not to take any action until such time as repayment can be arranged.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the three months ended September 30, 2018 the Company imputed interest in the amount of $2,250 on the July 2017 Note.

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provides business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 ( the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest are due on January 26, 2019. During the three months ended September 30, 2018, the Company accrued interest in the amount of $661 on the RU Note.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; this amount was credited to paid-in capital and $873 was amortized to interest expense during the three months ended September 30, 2018. The Company accrued interest in the amount of $1,087 on Power Up Note 1 during the three months ended September 30, 2018.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; this amount was credited to paid-in capital and $531 was amortized to interest expense during the three months ended September 30, 2018. The Company accrued interest in the amount of $564 on Power Up Note 2 during the three months ended September 30, 2018.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matures on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; this amount was credited to paid-in capital and $126 was amortized to interest expense during the three months ended September 30, 2018. The Company accrued interest in the amount of $150 on Power Up Note 3 during the three months ended September 30, 2018.

Note 6 – Stockholders’ Deficit

 Sale of Common Stock

During the nine months ending September 30, 2018, the Company had no sales of common stock for cash.

During the nine months ending September 30, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors at a price of $0.11 per share.

Shares for Stock Based Compensation

During the nine months ending September 30, 2018, the Company issued 4,100,000 restricted shares of the Company’s common stock at valued $345,430 in exchange for services provided. The value of these shares was based on the closing market price on the respective date of grant.

During the nine months ending September 30, 2017, in connection with services rendered, the Company issued 1,173,637 restricted shares of the Company’s common stock at valued $235,034 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Stock-based compensation expenses are included in general and administrative expenses on the condensed consolidated statements of operations.

Shares issued for convertible note payable issuance

During the nine months ending September 30, 2018, the Company issued 150,000 restricted shares of common stock valued at $13,850 for an extension of the term of a note payable.

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

Shares issued for conversion of accounts payable

During the nine months ending September 30, 2018, the Company issued 5,817,122 shares valued at $534,767 to settle outstanding accounts payable. There was a loss on the transaction of $32,860 because the fair value of the issuance exceeded the fair value of the accounts payable settled.

During the nine months ending September 30, 2017, the Company converted several accounts payable amounts to shares of common stock. The Company issued 228,571 shares of common stock valued at $32,000 to settle the outstanding accounts payable. The Company also committed to issue 987,000 shares of common stock valued at $76,986 to settle additional outstanding accounts payable.

Stock returned for cancellation

On August 10, 2017, the Company received for cancellation 2,150,000 shares held by its former Chief Executive Officer.

Note 7 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	4.67	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at September 30, 2018	67,879	$21.40	4.67	—

Exercisable at September 30, 2018	67,879	$21.40	4.67	—

Note 8 – Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a one for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of September 30, 2018 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.00
Granted	—	—	—
Expired	—	—	—

Outstanding at September 30, 2018	142,653	$17.42	0.75

Exercisable at September 30, 2018	142,653	$17.42	0.75

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

Randstad General Partner (US) LLC D/B/A Tatum, a Randstad Company, vs. True Nature Holding, Inc.

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $54,366 on its balance sheet at September 30. 2018 in connection with this claim.

Note 10 – Subsequent Events

Effective October 15, 2018, the Company appointed Mr. James Crone to the positions of President, Interim Chief Financial Officer, Secretary, and a member of the Board of Directors. Mr. Crone was issued 600,000 shares of common stock, subject to certain vesting requirements. As of the date hereof, the Board of Directors consisted of Mr. Louis DeLuca and Mr. James Crone.

On October 3, 2018, the Company issued 100,000 shares of common stock as compensation to a member of its advisory board.

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

Critical Accounting Policies

For the nine months ended September 30, 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

For the Three Months ended September 30, 2018 and 2017

Our total operating expenses for the three months ended September 30, 2018 were $565,259.  For the comparable period in 2017, the operating expense was $121,589.  Operating expenses were comprised primarily of $76,708 in compensation expense, and $389,676 in consulting fees, and $47,268 in legal, accounting, and other professional fees.

Interest expense was $22,739 for the three months ended September 30, 2018, compared to $10,434 for the three months ended September 30, 2017. Interest expense consisted of $7,372 accrued on notes payable; $587 of interest on a credit card; $11,001 interest on an accounts payable in connection with a court settlement; and $1,529 amortization of the discount on convertible notes payable. We also recorded $2,250 of imputed interest on a note payable to a related party.

During the three months ended September 30, 2018, we recorded a gain on settlement of liabilities in the amount of $3,240 related to a settlement of accounts payable. During the comparable period of the prior year, we recorded a similar settlement in the amount of a $4,110 gain.

For the three months September 30, 2018, the Company had a net loss of $584,758.  For the comparable period in 2017, the Company had a loss of $127,913.

For the Nine Months ended September 30, 2018 and 2017

Our total operating expenses for the nine months ended September 30, 2018 were $894,564, compared to $564,086 for the comparable period of 2017.  Operating expenses were comprised primarily of consulting fees in the amount of $613,060; compensation expense in the amount of $126,708; and legal, accounting, and other professional fees in the amount of $94,696.

During the nine months ended September 30, 2018, we recorded a net loss on settlement of liabilities in the amount of $32,860 related to settlement of accounts payable. During the comparable period of the prior year, we recorded a gain in the amount of $4,110.

Interest expense was $39,405 for the nine months ended September 30, 2018, compared to $20,256 for the nine months ended September 30, 2017. Interest expense consisted of $17,194 accrued on notes payable; $2,931 of interest on a credit card; $11,001 interest on an accounts payable in connection with a court settlement; and $1,529 amortization of the discount on convertible notes payable. We also recorded $6,750 of imputed interest on a note payable to a related party.

For the nine month period ended September 30, 2018, the Company had a net loss of $966,829.  For the comparable period in 2017, the Company had a loss of $580,232.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of September 30, 2018, we had a working capital deficit of $1,453,283.  Our working capital deficit is attributable to the fact that we began implementing the Company’s business plan of acquiring pharmaceutical compounding businesses.

During the nine months ending September 30, 2018, the Company had net cash used in operating activities of $132,484.  This consisted of Company’s net loss of $966,829, offset by imputed interest expense of $6,750, stock-based compensation in the amount of $359,280, loss on conversion of accounts payable in the amount of $32,860, amortization of the discount on notes payable in the amount of $1,529, and by net change in the components of working capital in the net amount of $433,926368,443.

The Company had cash provided by financing activities in the amount of $141,594, consisting of $75,000 from the issuance of notes payable (net of $25,000 paid directly to vendors), and $66,594 advances from related parties.

There were no investing activities during the nine months ended September 30, 2018 or 2017.

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

Recent Developments

Appointment of a President and Interim Chief Executive Officer

As of April 1, 2018, the Company Appointed Mr. Jay Morton to the positions of President and Interim Chief Executive Officer.  On September 18, 2018, the Company accepted the resignation of Mr. Morton.  Effective October 15, 2018, the Company appointed Mr. James Crone to the positions of President, Interim Chief Financial Officer, Secretary, and a member of the Board of Directors.

Resignation of Board Member and Additional Appointments to the Board

 On July 5, 2018 the Company was notified by Jim Czirr, one of its Directors, that he was resigning from the Board of Directors. Mr. Czirr is very active in another company, Galectin Therapeutics Inc., and as a result of that commitment he stated he did not have sufficient time to meet the requirements of the Company’s Board of Directors role. There were no disagreements or conflicts between Mr. Czirr and the Company during his tenure.

On September 30, 2018, the Company was notified by Dr. Jordan Balencic, one of its Directors, that he was resigning from the Board of Directors.  Dr. Balencic had recently received funding for a start-up with which he was involved, with a condition of the funding that Dr. Balencic focus solely on that business activity.  There were no disagreements or conflicts between Dr. Balencic and the Company during his tenure.  Effective October 15, 2018, the Company appointed Mr. James Crone to the position of President, Chief Financial Officer, Secretary, and a member of the Board of Directors, joining Mr. Louis Deluca, COO of the Company since 2017, who joined the Board of Directors in September 2018.

Acquisition of Businesses and Financing

The Company has since 2017 developed plans for software, systems and consulting aimed at business development in the healthcare field. It has also invested significant time and effort in evaluating the use of telemedicine and kiosks for the delivery of health services into rural and other underserved markets. Lastly, it has individuals working full time on the design of telemedicine applications, with initial introduction into the veterinary markets, and into the human markets using the same software currently scheduled for Q4 of 2018.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the nine months ended September 30, 2018, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Randstad General Partner (US) LLC D/B/A Tatum, a Randstad Company, vs. True Nature Holding, Inc.

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $54,366 on its balance sheet at September 30. 2018 in connection with this claim.

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

TRUE NATURE HOLDING, INC.

Dated: November 14, 2018	By:	/s/ James Crone
James Crone
President and Interim Chief Financial Officer

Dated: November 14, 2018	By:	/s/ Louis Deluca
Louis Deluca
Chief Operating Officer and Interim Chief Executive Officer