Form 10-K
period 2018-12-31
True Nature Holding, Inc.
filed 2019-04-01
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,954,399. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of March 15, 2019, the registrant had 32,023,229 shares of Common Stock outstanding.

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

Our business during 2018 was focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market. We announced plans for a personal healthcare records (PHR) application, SimpleHIPAA, which will allow individuals to track their personal healthcare information. This type of application is intended to include information from the individual, as well as data from healthcare providers extracted from their electronic healthcare records (EHR) systems. Data from individuals might include manual input or from personal devices such as watches, activity trackers and diagnostic devices such as glucose meters or blood pressure measuring devices. Information from healthcare providers might include data gathered from regular doctor visits, specialized care, or even a simple as prescription information from a pharmacy.

Our initial implementation of “SimpleHIPAA”, and “SimpleHIPAA for Vets and Pets”, is intended to include data from pharmacy and prescribers, generated at the time a prescription is written. This information will be embedded inside the application and made available to the end user from both the healthcare provider and from the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the end user and the healthcare provider, and the pharmacy. This communications channel, often thought of as “telemedicine” can allow the end user to provide feedback to the healthcare provider, the pharmacy, or other parties of the end user’s choice.

We have established a design that allows the same product to be used for both human and pet situations, and in a simple form. Further, recognizing that controlling costs is an issue in healthcare, we are providing for advertising to be included in the design. This should both mitigate the costs to deploy the solution for all parties, and also perhaps incentivize the end user to stay engaged with the application long term for the coupons, points or other benefits that advertising participants might provide.

Our strategy is to deploy SimpleHIPAA and SimpleHIPAA for Vets and Pets using a “top down” distribution through suppliers of healthcare materials who might provide the application to pharmacy and healthcare providers as a means of selling their products more efficiently, and with a “bottom up” approach, letting the end user download and use the application with data already embedded from their healthcare provider or pharmacy.

The initial development began in mid-2018, and it is currently awaiting the completion of testing at its first site, a pharmacy in south Florida with a 15-year history in both human and veterinary services. We have also explored the development of a next generation pharmacy management system that would embrace tools for compliance with new regulatory requirements in the pharmacy industry and expect to have a final decision on that project by mid-2019.

While this project continues, we are also evaluating other applications, generally, but not exclusively in the healthcare area. We believe that new technologies such as voice recognition, virtual reality and robotics will all provide excellent vehicles to update traditional information management systems and will find quick acceptance in the healthcare field as well as other large and more traditional markets.

Within the healthcare arena one of the most active areas involves software that provides “interoperability”, the interfacing of systems and data so that information may be shared effectively. We believe there will be many opportunities in this application area, as older systems are integrated with newer, or more specialized systems, but we have not taken any actions in pursuit of these opportunities and no guarantee can be made if we enter this space, that we will be successful.

About Telehealth and Telemedicine Software and Systems

The following was extracted from a white paper developed by Deloitte Touche Tohmatsu Limited, which can be found at: https://www2.deloitte.com/us/en/pages/public-sector/articles/empowering-patients-with-telehealth.html?id=us:2ps:3bi:lookagainfy18:eng:greendot:110117:nonem:na:2tFz6Z1U:1077544565:76897126470004:bb:Technology:Telehealth_BMM:nb&msclkid=784383ea0cc71239f606d95af48276fd.

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

Potential Application of Blockchain Technology

While we have not yet begun any specific development efforts, we intend to explore the use of blockchain encryption technology as a service bureau offering. On a blockchain, transactions are recorded chronologically by forming an immutable chain, and can be anonymous depending on how the technology is implemented. The ledger is distributed across many participants in the network. Copies of data exist, and are simultaneously updated with, every fully participating node in the ecosystem. The Company believes this technology may become useful in providing services in connection with required government reporting for drug purchase and dispensing, preparing for future Government data compliance requirements; Drug Supply Chain Security Act (DSCA) compliance; enhanced HIPPA compliance; enhanced patient services & privacy; and provider payment ratios tracking.

All of these implementations are aimed at healthcare segments plus customize applications by contract. The Company has applied for the trademark “Blockchain RX” with the U.S. Patent and Trademark Office.

The Blockchain RX product trademark application includes the following descriptions:

●	Pharmaceutical preparations over the counter (OTC) pharmacy, controlled substances, medical services, physician qualifications and license tracking, patient medical records;

●

Electrical apparatus; software and systems for both internal and external use applying blockchain technology to medical services and products, including but not limited to pharmaceutical materials and to include technical and license qualifications for providers;

●	Medical instrument; registration of medical technologies for product and service providers both internally and to external markets and providers;

●

Computer and technological professional services; software and systems for the application of blockchain technologies in the medical services, medical products, pharmacy products and services, and patient and physicians’ records and qualifications;

●

Medical, beauty and agricultural services; products and services related to medical applications, products, treatments including professional services and client and patient records as well as provider qualifications; and

●

Personal protection services, legal services and social services; protection and tracking of patient records, treatments, professional qualifications, patient records and sharing both internally and to external sources.

The Effect of Amazon, Apple, Google and others of size

We recognize it will take the investment of major market participants like Apple, Amazon, IBM, hospitals, healthcare networks, pharmacy and other providers for us to achieve critical mass in this industry. In consideration of this reality, we expect to work with these market makers in collaboration, and support of the ultimate user, the individual. We believe these large-scale providers need smaller developers in order to extend the use of their systems and services into the healthcare marketplace. The day of “direct-to-consumer” healthcare, is upon us, and we hope to be key parties to their evolution, and success.

Health Care and Health Care IT Industry

Health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 3.9 percent to $3.5 trillion in 2017, and now represents 17.9 percent of the U.S.’ Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The Centers for Medicare and Medicaid Services (“CMS”) estimates annual U.S. healthcare spending will grow at an average rate of 5.5 percent through 2026 and reach $5.7 trillion, or 19.7 percent of U.S. GDP by 2026. We believe this trajectory is unsustainable and that health care IT (“HCIT”) may play an important role in facilitating a shift from a high-cost health care system that incents volume to a proactive system that incents health, quality and efficiency.

For this change to occur, we believe traditional fee-for-service (“FFS”) reimbursement models must continue to shift to value-based approaches that are more aligned with quality, outcomes, and efficiency. The shift away from traditional FFS is evident in growth of lives covered under Accountable Care Organizations (“ACOs”). ACOs are groups of hospitals and providers that focus on providing coordinated, high quality care to Medicare, Medicaid, or commercially insured populations and then share in savings created by lowering the cost of care. According to Leavitt Partners, lives covered under ACOs grew from approximately 5 million in 2011 to more than 32 million in 2018.

In addition to the increasing number of lives covered under ACOs, the structure of ACOs is evolving to where providers are expected to assume more risk. Currently, most ACO contracts are upside only, which means providers can receive bonuses for good performance, but they assume no downside for underperformance. In 2018, CMS released a rule called “Pathways to Success” that accelerates the timeframe during which providers need to move to ACOs that include both upside bonuses and downside penalties. We believe this shift is important as assumption of risk by providers creates a strong incentive for them to improve care coordination and deliver high quality care at a lower cost.

Another step towards a value-based reimbursement models occurred with the passage of The Medicare Access and CHIP Reauthorization Act (“MACRA”), which enacts significant reforms to the payment programs under the Medicare Physician Fee Schedule and consolidated three current value-based programs into one.

While each of the different approaches to aligning reimbursement with value will continue to evolve, we believe the trend away from traditional FFS will continue. We believe this growth in government and private models aligning payment with value, quality and outcomes will drive major changes in the way health care is provided in the next decade, and we expect a much greater focus on patient engagement, wellness and prevention. As health care providers become accountable for proactively managing the health of the populations they serve, we expect them to need ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

The increasingly complex and more clinical outcomes-based reimbursement environment is also contributing to a heightened demand for revenue cycle solutions and services and a desire for these solutions and services to be more closely aligned with clinical solutions. Over the past several years, there has been a shift in the U.S. marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased as hospitals have acquired physician groups, and health systems are recognizing the benefit of having a single patient record at the hospital and the physician office. We believe the smaller providers and regional networks of healthcare providers will be the newest users of the technologies we seek to develop.

While health care providers are showing a preference for a single platform across multiple venues, there is also an increased push for interoperability across disparate systems to address the reality that no patient's record will only have information from a single health care IT system. We believe health information should be shareable and accessible among primary care physicians, specialists, and hospital physicians.

Competition

The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. We intend to offer a suite of intelligent solutions and services that support the clinical, financial and operational needs of organizations of all sizes. The principle markets in which we intend to compete include, without limitation, health care software solutions, HCIT services, ambulatory, health care device and technology resale, health care revenue cycle and transaction services, value-based care technologies, analytics systems, care management solutions, population health management, and post-acute care. There are thousands of smaller software and technology development companies worldwide with whom we will compete.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies, healthcare insurance companies, accountable care organizations and others specializing in the health care industry may offer competitive software solutions, devices or services. The pace of change in the HCIT market is rapid and there are frequent new software solutions, devices or services introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in our markets include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices. We believe that we will be able to compete favorably with our competitors on the basis of these factors. We expect to strive to develop brand recognition and reputation for innovative technology and service delivery, global distribution channels and client relationships that may position us as a strong competitor going forward.

Management

We believe that True Nature’s management will remain small in the near term and should  consist of a four-person management team with experience in 1) public company accounting and finance, 2) software and systems, 3) brand marketing, and 4) public equities financing.   Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Annual Report on Form 10-K.

Employees

As of March 28, 2019, we have one full-time and two  part-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Other Corporate Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission (the “SEC”) and make such filings available, free of charge, on truenatureholding.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC web-site, www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Please read all our filings with the SEC and review information on our web site at truenatureholding.com.

Risks Related to Our Business in General

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

Inadequacy of Funds

As part of our business model, we anticipate that we will need capital to acquire businesses, and to fund their operations and expansion. Management believes that such proceeds will be available to capitalize and sustain our business sufficiently to allow for the initial implementation of the Company’s Business Plans, but we have no definitive agreements for such at this time. If only a fraction of the funding needed, or if certain assumptions contained in Management’s business plans prove to be incorrect, the Company may have inadequate funds to fully develop its business and may need debt financing or other capital investment to fully implement the Company’s business plans.

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

We Need Additional Capital to Fund Our Growing Operations and Cannot Assure You That We Will Be Able to Obtain Sufficient Capital on Reasonable Terms or at All, and We May Be Faced to Limit the Scope of Our Operations

We need additional capital to fund our growing operations and if adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) our growth. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Dependence on Management

In the early stages of development, the Company’s business will be significantly dependent on the Company’s management team. The Company’s success will be particularly dependent upon our senior management. The loss of any one of these individuals could have a materially adverse effect on the Company.

We Have a History of Significant Losses, and If We Do Not Achieve and Sustain Profitability, Our Financial Condition Could Suffer

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $1,415,153 and approximately $754,045 for the years ended December 31, 2018 and 2017, respectively, and as of December 31, 2018, our accumulated deficit was approximately $7,691,312.

If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We May Not Have The Liquidity to Support Our Future Operations and Capital Requirements.

Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We Face Risks Arising From Acquisitions

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counter parties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

Our Future Success Depends, in Part, on the Performance and Continued Service of Our Officers

We presently depend to a great extent upon the experience, abilities and continued services of our management team. The loss of our management team’s services could have a material adverse effect on our business, financial condition or results of operation. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations.

We Are in an Intensely Competitive Industry and There Can Be No Assurance That We Will Be Able to Compete with Our Competitors Who May Have Greater Resources

We face strong competition from competitors in the healthcare industry, including competitors who could duplicate our models. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry into the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in our Company is very risky and speculative due to the competitive environment in which we may operate.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and price. Furthermore, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

Risks Specific to the Software, Systems and Technology Industries

We may incur substantial costs related to product-related liabilities. Many of our software solutions, health care devices, technology-enabled services or other services (collectively referred to as “Solutions and Services”) are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management's attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties. Our Solutions and Services are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in Solutions and Services after their introduction to the market. Similarly, the installation of our Solutions and Services is very complex and errors in the implementation and configuration of our systems can occur. Our Solutions and Services are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. Therefore, users of our Solutions and Services are less tolerant of errors than the market for other types of technologies generally. Our client agreements typically provide warranties concerning material errors and other matters. If a client's Solutions and Services fail to meet these warranties or leads to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the Solution or Service meet these criteria; or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims, but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruptions at our data centers or client support facilities, which could interrupt clients’ access to their data, exposing us to significant costs and reputational harm. We perform data center and/or hosting services for certain clients, including the collection and storage of critical patient and administrative data and the provision of support services through various client support facilities. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information; personally, identifiable information; financial information; and other sensitive information relating to our clients and their patients, providers and certain billing information, our company, our workforce and our third party suppliers. Complete failure of all local public power and backup generators; impairment of all telecommunications lines; a successful concerted denial of service attack; a significant system, network or data breach; damage, injury or impairment (environmental, accidental or intentional) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein; or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We may offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities; however only a small percentage of our hosted clients choose to contract for these services. We use third party public cloud providers in connection with certain cloud-based offerings and third parties to host our own data, in which case we have to rely on such third parties to prevent service interruption and such reliance is subject to similar risks described above with respect to our own data center and hosting services.

If our IT security is breached, or if the IT security of third parties on which we rely is breached, we could be subject to increased expenses, exposure to legal claims and regulatory actions, and clients and prospective clients could be deterred from using our Solutions and Services. We are in the information technology business, and in providing our Solutions and Services, we store, retrieve, process and manage our clients’ information and data (and that of their patients), as well as our own data. We believe we have a reputation for secure and reliable Solution and Service offerings, and we have invested a great deal of time and resources in protecting the security, confidentiality, integrity and availability of our Solutions and Services and the internal and external data that we manage. Third parties attempt to identify and exploit Solution and Service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our clients’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to disruptions in mission-critical systems or the unauthorized release or corruption of personal information or the confidential information or data of our clients or their patients.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent health care IT company and have high profile clients, including government clients. These risks will increase as we continue to grow our cloud offerings, collect, store and process increasingly large amounts of our clients’ confidential data, including personal health information, and host or manage parts of our clients’ businesses in cloud-based/multi-tenant IT environments. We use third party public cloud providers in connection with certain cloud-based offerings and third-party providers to host our own data, in which case we have to rely on the processes, control and security such third parties have in place to protect the infrastructure, which are subject to similar risks described above with respect to our IT security.

We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry on increased awareness and enhanced protections against cybersecurity threats. Because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls or those of third parties on which we rely will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident.

The costs we would incur to address and remediate these security incidents would increase our expenses, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services or other critical functions. If a cyber-attack or other security incident described above were to allow unauthorized access to or modification of our clients' or suppliers' data, our own data or our IT systems, or if our Solutions or Services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This in turn could lead to fewer clients using our Solutions and Services and result in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including regulatory actions by state and federal government authorities and non-US authorities and, in some cases, contractual costs related to notification and fraud monitoring of impacted persons. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our IT systems or those of third parties on which we rely.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or our intellectual property rights may be infringed or misappropriated by others. We rely upon a combination of confidentiality practices and policies, license agreements, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the U.S. and abroad. We continue to develop our patent portfolio of U.S. and global patents, but these patents do not provide comprehensive protection for the wide range of Solutions and Services we offer. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

In addition, we are routinely involved in intellectual property infringement or misappropriation claims, and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HCIT and broader IT market increases, the functionality of our Solutions and Services expands, the use of open-source software increases and we enter new geographies and new market segments. These claims, even if unmeritorious, are expensive to defend and are often incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, implementing or supporting the applicable Solutions and Services.

Many of our software solutions and technology-enabled services contain open source software that may pose particular risks to our proprietary software solutions and technology-enabled services in a manner that could have a negative effect on our business. We rely upon open source software in our software solutions and technology-enabled services. The licensing terms applicable for certain open source software have not been interpreted by U.S. or foreign courts and could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide and support our Solutions or Services.

Additionally, we may encounter claims from third parties claiming ownership and unauthorized use of the software purported to be licensed under the open source terms, demanding release of derivative works of open source software that could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source licenses. These claims could result in litigation and, even if unmeritorious, could be expensive to defend and incapable of prompt resolution. If we become liable to third parties for such claims, we could be required to make our software source code available under the applicable open source license, utilize or develop alternative technology, or cease using, selling, offering for sale, licensing, implementing or supporting the applicable solutions or technology-enabled services. In addition, use of certain open source software may pose greater risks than use of third-party commercial software, as most open source licensors and distributors do not provide commercial warranties or indemnities or controls on the origin of the software.

We may become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings and claims, including for example, employment disputes and litigation; client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties; and other third party disputes and litigation alleging personal injury, intellectual property infringement, violations of law, and breaches of contracts and warranties. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business.

Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

Non-U.S. operations are subject to inherent risks, and our business, results of operations and financial condition, including our revenue growth and profitability, could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to, fluctuations in foreign currency exchange rates could materially affect our financial results. Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency where the subsidiary operates. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our revenues, net earnings and the value of balance sheet items denominated in foreign currencies. Future fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results.

We are subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. We are a global corporation with a presence in more than 35 countries. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, including for example the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. Although our accounting for the effects of the enactment of the Tax Act is now complete, there could be additional regulations we may become subject to. The full impact of the Tax Act on us may change significantly as regulations, interpretations and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws may be made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

In addition, U.S. federal, state and local, as well as other countries' tax laws and regulations, are extremely complex and subject to varying interpretations and requires significant judgment in determining our worldwide provision for income taxes and other tax liabilities. Longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS”) recommended by the G8, G20 and Organization for Economic Cooperation and Development (“OECD”). Further, during 2018, the European Commission issued proposals and the OECD issued an interim report related to the taxation of the digital economy. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes, but such changes could adversely impact our financial results.

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions, population health management and revenue cycle industries and the technical environments in which our Solutions and Services are offered. Competition for such personnel in our industries is intense in both the U.S. and abroad. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. Our failure to attract additional qualified personnel and to retain and motivate existing personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our associates, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. Members of our senior management team have left over the years for a variety of reasons, and we cannot guarantee that there will not be additional departures. The unexpected loss of key personnel, or the failure to successfully develop and execute effective succession planning to assure smooth transitions of those key associates and their knowledge, relationships and expertise, could disrupt our business and have a material adverse impact on our results of operations and financial condition, and could potentially inhibit development and delivery of our Solutions and Services and market share advances.

We may be subject to harassment or discrimination claims and legal proceedings, and our inability or failure to respond to and effectively manage publicity related to such claims could adversely impact our business. Although our Code of Conduct and other employment policies prohibit harassment and discrimination in the workplace, in sexual or in any other form, we have ongoing programs for workplace training and compliance, and we investigate and take disciplinary action with respect to alleged violations, actions by our associates could violate those policies. And, with the increased use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience, there has been an increase in the speed and accessibility of information dissemination. The dissemination of information via social media, including information about alleged harassment, discrimination or other claims, could harm our business, brand, reputation, financial condition, and results of operations, regardless of the information's accuracy.

We depend on strategic relationships and third-party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly. To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships as necessary with leaders in the markets in which we operate. We believe that these relationships contribute to our ability to further build our brand, extend the reach of our Solutions and Services and generate additional revenues and cash flows. If we were to lose critical strategic relationships, this could have a material adverse impact on our business, results of operations and financial condition.

We license or purchase certain intellectual property and technology (such as software, services, hardware and content) from third parties, including some competitors, and depend on such third-party intellectual property and software, services, hardware and content in the operation and delivery of our Solutions and Services. Additionally, we sell or license third party intellectual property, services and software, hardware or content in conjunction with our Solutions and Services. For instance, we currently depend on Amazon Web Services, Microsoft, Cloudera, Oracle, VMWare and IBM technologies for portions of the operational capabilities of our  solutions. Our remote hosting and cloud services businesses also rely on a limited number of software and services suppliers for certain functions of these businesses, such as Oracle, NetApp, Microsoft, Veritas, CITRIX, GTT and Equinix. Additionally, we will rely on companies such as  Dell/EMC, Hewlett-Packard Enterprise, Cisco, NetApp, IBM and others for our hardware technology platforms.

Most of our third-party software license support contracts will likely expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Most of these third-party software licenses are non-exclusive; therefore, our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us.

If any of our third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, change delivery models, terminate our licenses or supply contracts, suffer significant capacity or supply chain constraints or suffer significant disruptions, we may need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our Solutions and Services. Such alternatives may not be available on attractive terms or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining our third-party intellectual property or technology significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our Solutions and Services as a result of changes in third party suppliers could adversely affect our commitments to clients, future sales of Solutions and Services, and negatively affect our revenue and operating earnings.

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks. In order to expand our Solutions and Services offerings and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business.

Acquisitions have inherent risks which may have a material adverse effect on our business, results of operations, financial condition or prospects, including, but not limited to: 1) failure to successfully integrate the business, culture and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies, procedures and information systems; 2) diversion of our management's attention from other business concerns; 3) management of a larger company and entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) failure to commercialize "go forward" Solutions and Services under development and increase revenues from existing marketed Solutions and Services; 6) loss of clients, key personnel, supplier, research and development, distribution, marketing, promotion and other important relationships; 7) incurrence of debt or assumption of known and unknown liabilities; 8) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 9) dilutive issuances of equity securities; 10) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies; and 11) litigation arising from claims or liabilities assumed from an acquired company or that are otherwise related to acquisition activity, such as claims from former employees, former stockholders or other third parties, all of which could require us to incur significant expenses and cause management distraction. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition. Our business, results of operations, financial condition and outlook may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new Solutions and Services and features to market in a timely fashion. The market for health care information systems, Solutions and Services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological advances and innovative enhancements, changing delivery and pricing models, evolving standards in computer hardware and software development and communications infrastructure, and changing and increasingly sophisticated client needs. Development of new proprietary Solutions or Services is complex, entails significant time and expense, may not be successful and often involves a long return on investment cycle. We cannot guarantee that the market for our Solutions and Services will develop as quickly as expected or at all or that we will be able to introduce new Solutions or Services on schedule or at all. Moreover, we cannot guarantee that errors will not be found in our new Solution releases before or after commercial release, which could result in Solution delivery redevelopment costs, harm to our reputation, lost sales, license terminations or renegotiations, product liability claims, diversion of resources to remedy errors and loss of, or delay in, market acceptance. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position; and oftentimes, successful investments require several years before generating significant revenue.

In addition, we expect that major software information systems companies, highly capitalized consumer technology companies, large information technology consulting service providers and system integrators, start-up companies and others operating in the health care industry may offer competitive Solutions and Services. As we continue to develop new Solutions and Services to address areas such as analytics, transaction services, device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets, better brand recognition and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. For example, some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy, commit to large deployments at prices that are unprofitable, or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our Solutions and Services. If we do not adapt our pricing models to reflect changes in use of our Solutions and Services or changes in client demand, our revenues could decrease.

Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, new deployment models (such as via the cloud), software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. We provide our cloud and other offerings to clients globally via deployment models that best suit their needs, including via our cloud-based software as a services (SaaS) offering. As our business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. If we do not successfully execute our strategy or anticipate the needs of our clients, our reputation as a SaaS provider could be harmed and our revenues and profitability could decline. There are a limited number of hospitals and other health care providers in the U.S. market and in recent years, the health care industry has been subject to increasing consolidation. If we are unable to recognize the impact of industry consolidation, falling costs and technological advancements in a timely manner, or we are too inflexible to rapidly adjust our business models, our prospects and financial results could be negatively affected materially.

Our success also depends on our ability to maintain and expand our business with our existing clients and effectively transition existing clients to current Solutions and Services, as well as attracting additional clients. Certain clients originally purchased one or a limited number of our Solutions and Services. These clients may choose not to expand their use of or purchase new Solutions and Services. Failure to generate additional business from our current clients could materially and adversely impact our business, financial condition and operating results.

If we are unable to manage our growth in the new markets in which we offer Solutions and Services, our business, results of operations and financial condition could suffer. Our future financial results will depend on our ability to profitably manage our business in the new markets that we enter. Over the past several years, we have pursued growth and expansion opportunities in the areas of analytics, revenue cycle and population health. To achieve success in those areas, we will need to, among other things, recruit, train, retain and effectively manage associates, manage changing business conditions and implement and improve our technical, administrative, financial control and reporting systems for offerings in those areas. Difficulties in managing future growth in new markets could have a material adverse impact on our business, results of operations and financial condition.

Long sales cycles for our Solutions and Services could have a material adverse impact on our future results of operations. Some of our Solutions and Services have long sales cycles, ranging from several months to eighteen months or more beginning at initial contact with the client through execution of a contract. How and when to implement, replace, or expand an information system, or modify, add or outsource business processes, are major decisions for health care organizations. Many of the Solutions and Services we provide require a substantial capital investment and time commitments by the client or prospective client. Any decision by our clients or prospective clients to delay a purchasing decision could have a material adverse impact on our results of operations.

There are risks associated with our outstanding and future indebtedness. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. These covenants include limitations on priority debt, liens, mergers, asset dispositions, and transactions with affiliates, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements. Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as amended guidance for lease accounting, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our processes and systems. Refer to Note (1) of the notes to consolidated financial statements relating to summary of significant accounting policies and recently issued accounting pronouncements for more information. Such changes could result in a material adverse impact on our business, results of operations and financial condition.

Risks Related to the Health Care Industry

The health care industry is subject to changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase our costs to deliver compliant Solutions and Services. The last four years have been quite active legislatively with major statutes such as the Protecting Access to Medicare Act (PAMA) of 2014 establishing requirements for “Appropriate Use Criteria” in ordering high dollar diagnostic imaging services, the Medicare and CHIP Reauthorization Act (MACRA) of 2015 which reformed how physicians are paid under Medicare and which established the Merit-based Incentive Payment System (MIPS), the 21st Century Cures Act of 2016 (Cures Act) which laid the groundwork for nationwide trusted health information exchange, established interoperability requirements for providers, payers and consumers and which set the framework for information blocking regulations, and most recently the Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities (SUPPORT) Act of 2018 that includes significant policies for addressing the opioid crisis. These statutes are heavily laden with provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and for state Medicaid programs.

Many health care providers are consolidating to create integrated health care delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our Solutions and Services. As the health care industry consolidates, our client base could be consolidated with fewer buyers, competition for clients could become more intense and the importance of landing new client relationships becomes greater.

Reform of payment policies for Medicare and Medicaid continues to evolve. The Patient Protection and Affordable Care Act (the “ACA”) became law in 2010; this comprehensive health care reform legislation introduced value-based principles into federal health insurance payments systems, sought to improve health care quality, and expanded access to affordable health insurance. MACRA built upon the value-based policies introduced by the ACA. These legislative initiatives accelerated the adoption of “Alternative Payment Models” as bundled payment models based on episodes of care or per capita payment for defined populations emerged as alternatives to traditional fee for service payments to providers. Subsequent legislative, regulatory and judicial developments have created uncertainty for the continued implementation of the ACA and other health care-related legislation and, to the extent that implementation continues, the way in which they are implemented. Examples include the Medicare Shared Savings Program for Accountable Care Organizations and the Bundled Payment for Care Improvement - Advanced model program under the Innovation Center of the Center for Medicare and Medicaid Services (CMS) which focuses on episode-based payment for hospital and ambulatory services. Together with ongoing statutory and budgetary policy developments at a federal level, the collective impact of this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because of that uncertainty and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, we cannot predict the full effect of health care legislation on our business at this time. The direction and pace of health care reform initiatives may adversely impact either our operational results or the way we operate our business. Federal health insurance programs still routinely require adoption of certified HCIT as a program requirement or prerequisite, and we anticipate future adoption of new certification requirements. But we also anticipate possible significant impacts from information blocking provisions of the Cures Act and expanded surveillance by federal agencies of both certified HCIT and its use by our clients. CMS has also mandated updates to the electronic prescribing standards and adoption of controlled substance electronic prescribing by hospitals in response to the opioid crisis which may drive upgrades of existing HCIT investments by hospitals and physicians rather than seeking replacement. In response to this uncertainty, purchasers of HCIT may postpone investment decisions, including investments in our Solutions and Services. Future legislation and regulation may ultimately impact the fiscal stability and sustainability of HCIT purchasers. Differences in demand related to new regulatory requirements and/or near-term compliance deadlines that contribute to demand for our Solutions and Services could impact our financial results. There can be no certainty that any legislation that may be adopted will be favorable to our business. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, results of operations and financial condition.

The health care industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition. As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by several U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is both direct, to the extent that we are ourselves subject to these laws and regulations, and also indirect, in terms of government program requirements applicable to our clients for the use of HCIT and because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our Solutions and Services must be capable of being used by our clients in a way that complies with those laws and regulations. There is a significant and wide-ranging number of regulations both within the U.S. and abroad, such as regulations in the areas of health care fraud, information blocking, e-prescribing, claims processing and transmission, health care devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients.

Health Care Fraud is a risk. U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse perpetuated by health care providers and professionals whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of Solutions and Services to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. U.S. federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with health care device sales and information blocking, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, require a costly response from us and adversely affect our business, results of operations and financial condition.

Security and Privacy is a risk. U.S. federal, state and local and foreign laws regulate the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures. U.S. regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions are also evolving and may have similar or even stricter requirements related to the treatment of personal or patient information.

In the U.S., HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business and our claims processing, transmission and submission services, are required to comply with HIPAA privacy standards, transaction regulations and security regulations. Moreover, the HITECH provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”), and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to comply with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Evolving HIPAA and HITECH-related laws and regulations in the U.S. and data privacy and security laws and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our Solutions and Services if they are not re-designed in a timely manner to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified health care transactions. We may need to expend additional capital, software development and other resources to modify our Solutions and Services to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties.

Interoperability Standards creates potential risk. Our clients continue to be concerned and often require that our Solutions and Services be interoperable with other third party HCIT suppliers. Market forces and governmental/regulatory authorities create software interoperability standards that may apply to our Solutions and Services. If our Solutions and Services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (ONC) is charged under the Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the U.S. ONC has developed the U.S. Common Data Set for Interoperability which may lay the groundwork for future data exchange requirements for trusted exchange. ONC continues to modify and refine these standards. We may incur increased software development and administrative expense and delays in delivering Solutions and Services if we need to update our Solutions and Services to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients' decisions to purchase our Solutions and Services. If our Solutions and Services are not compliant with these evolving standards, our market position and sales could be impaired, and we may have to invest significantly in changes to our Solutions and Services.

Risks Related to Our Common Stock; Liquidity Risks

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

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our Solutions and Services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for our Solutions and Services, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients' internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to U.S. federal, state or local regulations, availability of personnel resources or by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant negative impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed. Because of the complexity and value of our contracts, the loss of even a small number of clients could have a significant negative effect on our financial results.

Revenue recognized in any quarter may depend upon our or our clients' abilities to meet project milestones. Delays in meeting these milestone conditions or modification of the project plan could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter.

We may also experience seasonality in revenues. For example, our revenues historically have been lower in the first quarter of the year and greater in the fourth quarter of the year, primarily as a result of clients' year-end efforts to make final capital expenditures for the then-current year. These seasonal variations may lead to fluctuations in our annual and quarterly revenues and operating results.

The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, articles or rumors about our performance or Solutions and Services, announcements of technological innovations or new services or products by our competitors or us, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, economic conditions and changes occurring in the securities markets in general and other factors, many of which are beyond our control. For instance, our quarterly operating results have varied in the past and may continue to vary in future periods, due to a number of reasons including, but not limited to, demand for our Solutions and Services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems, key management changes, accounting policy changes and other factors described herein. As a matter of policy, we do not generally comment on our stock price or rumors.

Furthermore, the stock market in general, and the markets for software, health care devices, other health care solutions and services and information technology companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

We cannot guarantee that our stock repurchase program or our quarterly dividend program will be fully implemented or that either will enhance long-term stockholder value.

Our Directors have authority to issue preferred stock and our corporate governance documents contain anti-takeover provisions. Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future and issuances of preferred stock could be used to delay or hinder a change of control of the Company.

In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock or otherwise effect a change of control of the Company. These include provisions that provide for a classified board of directors, require advance notice of stockholder proposals at stockholder meetings, prohibit shareholders from taking action by written consent and restrict the ability of shareholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low-Price Stocks and on Broker-Dealer Sale; Possible Adverse Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities.

Since the Company has net tangible assets of less than $1,000,000, transactions in the Company’s securities are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and shall receive the purchaser’s written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of shareholders to sell any of the Company’s securities in the secondary market.

Risks Relating to Forward-looking Statements

Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the SEC, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance,” “opportunity,” “prospects” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. Any forward-looking statements made in this report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations, financial condition or business over time.

Market and Industry Data

This Annual Report on Form 10-K may contain market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this Annual Report.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

 We rent an office from one of our shareholders, and we have agreed to pay them $1,000 per month for the use of the space and administrative support services. Eventually, we will have to rent alternative office space for our operations, but for the near term this situation is satisfactory.

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

Carlton Fields Jorden Burt, P.A.

This action was filed in the Circuit Court of the Seventeenth Judicial Circuit of Florida, in and for Broward County, Florida, on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  A final judgement was entered on March 22, 2018, awarding Carlton Fields a judgment in the principal amount of $241,828 and pre-judgment interest in the amount of $24,421.  The Company has recorded a liability in the amount of $266,429 on its balance sheet at December 31, 2017 and 2018. We have entered into a settlement agreement that allows this obligation to be settled in full if $75,000 is paid not later than March 31, 2019.

230 Commerce Way, LLC

A former landlord of the Company has filed an action in New Hampshire to collect on rent from a list that existed prior to 2013. In January 2018 this action was settled by the spin out, Trunity, Inc. for a cash payment of $65,000.

Day & Associates, LLC d/b/a Nick Day Law v. True Nature Holding, Inc.

This action was filed on December 28,2017 and alleges that Day & Associates LLC is owed $4,240 in legal services provided by it to True Nature.  The case was settled in June 2018 with a payment of $1,000 in full settlement of all disputes.

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $54,366 on its balance sheet at December 31, 2018 in connection with this claim.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “TNTY” (which was not changed as a result of the Merger).

On March 26, 2019, the price of our common stock as reported on the OTC Bulletin Board and OTCQB was $0.10 and we have approximately 526 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company issued the following shares of common stock: the Company issued 6,149,420 restricted shares of the Company’s common stock valued at $455,537 in exchange for services conducted on behalf of the Company; 150,000 shares of common stock valued at $14,250 in connection with an extension on debt; 4,913,511 shares of common stock valued at $453,402 in connection with the conversion of accounts payable; and 1,604,431 shares valued at $156,435 for accrued compensation.  The value of these shares was based on the closing market price on the respective date of grant.  The Company also has an additional 555,000 shares to be issued valued at $37,186 included in stock payable.

The securities issued in the transactions described above were issued in private placement transactions and were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities not involving a public offering.

Purchases by Issuer Affiliated Purchasers

None.

ITEM 6.      SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Our business during 2018 was solidly set in the area of software and solutions in the healthcare arena, generally described as the healthcare information and technology (HCIT) market. We announced plans for a personal healthcare records (PHR) application, SimpleHIPAA, which will allow individuals to track their personal healthcare information. This type of application is intended to include information from the individual, as well as data from healthcare providers extracted from their electronic healthcare records (EHR) systems. Data from individuals might include manual input or from personal devices such as watches, activity trackers and diagnostic devices such as glucose meters or blood pressure measuring devices. Information from healthcare providers might include data gathered from regular doctor visits, specialized care, or even a simple as prescription information from a pharmacy.

Our initial implementation of “SimpleHIPAA”, and “SimpleHIPAA for Vets and Pets”, is intended to include data from pharmacy and prescribers, generated at the time a prescription is written. This information will be embedded inside the application and made available to the end user from both the healthcare provider and from the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the end user and the healthcare provider, and the pharmacy. This communications channel, often thought of as “telemedicine” can allow the end user to provide feedback to the healthcare provider, the pharmacy, or other parties of the end user’s choice.

We have established a design that allows the same product to be used for both human and pet situations, and in a simple form. Further, recognizing that controlling costs is an issue in healthcare, we are providing for advertising to be included in the design. This should both mitigate the costs to deploy the solution for all parties, and also perhaps incentivize the end user to stay engaged with the application long term for the coupons, points or other benefits that advertising participants might provide.

Our strategy is to gain rapid deployment by using a “top down” distribution through suppliers of healthcare materials who might provide the application to pharmacy and healthcare providers as a means of selling their products more efficiently, and with a “bottom up” approach, letting the end user download and use the application with data already embedded from their healthcare provider or pharmacy.

The initial development was begun in mid-2018, and it is currently awaiting the completion of testing at its first site, a pharmacy in south Florida with a 15-year history in both human and veterinary services. We have also explored the development of a next generation pharmacy management system that would embrace tools for compliance with new regulatory requirements in the pharmacy industry and expect to have a final decision on that project by mid-2019.

While this project continues, we are also evaluating other applications development businesses, generally, but not exclusively in the healthcare area. We think that new technologies such as voice recognition, virtual reality and robotics will all provide excellent vehicles to update traditional information management systems and will find quick acceptance in the healthcare field as well as other large and more traditional markets. Within the healthcare arena one of the most active areas involves software that provides “interoperability”, the interfacing of systems and data so that information may be shared effectively. We believe there will be many opportunities in this application area, as older systems are integrated with newer, or more specialized systems.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●     future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents

●     discount rates utilized in valuation estimates

●     Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Years ended December 31, 2018 and 2017

There are no continuing operating sales and related cost of sales for the years ended December 31, 2018 and 2017, as the Company is implementing its business plan to acquire and develop compounding pharmacies.

Our total operating expenses for 2018 and 2017 pertaining to continuing operations were $1,315,663 and $699,957, respectively.  Operating expenses were comprised of expenses including compensation expense for executives and Board of Directors, and professional fees for legal, management and accounting services.

Interest incurred on outstanding debt was $66,630 and $54,088 for the years ended December 31, 2018 and 2017, respectively.

There was a loss on conversion of liabilities in the amount of $32,860 for the twelve months ended December 31, 2018.

Due to the above, there was a net loss from continuing operations of $1,415,153 for the twelve months ended December 31, 2018 compared to a net loss from continuing operations of $754,045 for the twelve months ended December 31, 2017.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2018, we had a working capital deficit of $1,530,936. Our working capital deficit is attributable to the fact that the Company began implementing its business plan of acquiring pharmaceutical compounding businesses at the end of fiscal 2015. No planned revenue activity will be reported until fiscal 2019.

Net cash used in operating activities was $246,932 for 2018.  This is the result of our business development efforts pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, primarily direct to consumers, doctors and veterinary professionals.

Net cash provided by financing activities for 2018 was $248,236, consisting of  proceeds from notes payable in the amount of $276,000, offset by principal payments on notes payable in the amount of $27,764.

Specific details related to our financing activities are as follows:

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2018 and 2017, the Company accrued interest in the amount of $11,083 and $11,083, respectively, on the Series C Debenture. As of December 31, 2018, and 2017, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $46,587 and $35,504, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2018 and 2017, the Company accrued interest in the amount of $1,360 and $1,360, respectively, on the Series C Debenture. As of December 31, 2018, and 2017, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $5,661 and $4,301, respectively.  The Series D Debenture is currently in default.

March 2016 Convertible Note

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 and a due date of September 16, 2016 to a lender. Pursuant to the terms of Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note. Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of the Convertible Note A the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $16,364 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital. The discount was amortized to interest expense during the year ended December 31, 2016.  During the year ended December 31, 2017, the Company issued an aggregate 65,000 shares of common stock with a value of $10,773 to the note holder for an extension of the term of the note and accrued interest; during the year ended December 31, 2018, the Company issued 150,000 shares of common stock to the note holder for an extension of the term of the note and accrued interest.  During the years ended December 31, 2018 and 2017, the Company accrued interest expense in the amount of $7,200 and $7,200, respectively, on the Convertible Note A. At December 31, 2018, accrued interest on Convertible Note A was $1,479 and $10,860, respectively.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the total repayment amount will be $72,280. As of December 31, 2018, and 2017 the carrying value of this short-term loan was $74,104. No interest expense was charged on this loan during the twelve months ended December 31, 2018 or 2017. At December 31, 2018 and 2017, there was no accrued interest on this loan.  This loan is currently in default.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a related party to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year.  During the years ended December 31, 2018 and 2017, the Company recorded imputed interest expense to a related party in the amount of $9,000 and $9,000 on the July 2017 Note; these amounts were charged to additional paid-in capital,

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provides business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest are due on January 26, 2019. During the year ended December 31, 2018, the Company accrued interest in the amount of $1,568 on the RU Note.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $923 was amortized to interest expense during the year ended December 31, 2018. During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. The Company accrued interest in the amount of $2,236 on the Power Up Note 1 during the year ended December 31, 2018.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2;  $939 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $1,562 on the Power Up Note 2 during the year ended December 31, 2018.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matures on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; $968 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $1,299 on Power Up Note 3 during the year ended December 31, 2018.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 4 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 4, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $531 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $564 on Power Up Note 4 during the year ended December 31, 2018.

Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note, there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $33,716, and recorded this amount as a discount to the Auctus Note and a credit to additional paid-in capital; $4,323 of this amount was amortized to interest expense during the year ended December 31, 2018. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $1,731 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $1,500 on the Auctus Note during the year ended December 31, 2018.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019.  Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500, and recorded this amount as a discount to the Crown Bridge Note 1 and a credit to additional paid-in capital; $1,511 of this amount was amortized to interest expense during the year ended December 31, 2018. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1;  $241 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $160 on the Crown Bridge Note 1 during the year ended December 31, 2018.

Note Payable For Services

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on February 1, 2020, and bears interest at the rate of 12% per annum. The Company recorded $21 in interest on the Consulting Services Note during the year ended December 31, 2018.

Note Payable For Payments Made

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on February 1, 2020, and bears interest at the rate of 12% per annum. The Company recorded $19 in interest on the Trade Payables Note during the year ended December 31, 2018.

Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000. The Power Up Note 5 entitles the holder to 12% interest per annum and matures on October 30, 2019.  Under the Power Up Note 5, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 5, at a price equal to 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 5 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 5, then such redemption premium is 120%; if such prepayment is made from the 61st day after issuance to the 90th day after issuance, then such redemption premium is 125%; if such prepayment is made from the 91st after the issuance to the 120th day after issuance, then such redemption premium is 130%; if such prepayment is made from the 121st day after issuance to the 150th day after issuance, then such redemption premium is 135%; if such prepayment is made from the 151st day after issuance to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 5, there shall be no further right of prepayment.

Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000. The Power Up Note 6 entitles the holder to 12% interest per annum and matures on November 30, 2019.  Under the Power Up Note 6, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 6, at a price equal to 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 6 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 6 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the 61st day after issuance to the 90th day after issuance, then such redemption premium is 125%; if such prepayment is made from the 91st after the issuance to the 120th day after issuance, then such redemption premium is 130%; if such prepayment is made from the 121st day after issuance to the 150th day after issuance, then such redemption premium is 135%; if such prepayment is made from the 151st day after issuance to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on December 4, 2019.  Under the Crown Bridge Note 2, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 2, at a price equal to 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 2 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 2, there shall be no further right of prepayment. In connection with the Crown Bridge Note 2, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company also recorded an original issue discount in the amount of $4,000 in connection with the Crown Bridge Note 2.

Plan of Operations

We are actively developing our current SimpleHIPAA and SimpleHIPAA for Vets and Pets products and awaiting completion of testing before beginning a targeted marketing plan. We are also in discussions to acquire a number of existing software and systems businesses, generally aimed at heath care information technology (HCIT). Our staff now includes executives with relationships and a history of business with major market participants including Microsoft, Amazon, Apple and IBM. We expect to be able to grow our business activities through sales and marketing to and with those major players in the industry as well as others worldwide.

Recent Developments

Appointment of James Crone as President, Interim Chief Financial Officer, Secretary, and Board Member

Effective October 15, 2018, the Company appointed Mr. James Crone to the positions of President, Interim Chief Financial Officer, Secretary, and a member of the Board of Directors. As of the date hereof, the Board of Directors consists of Mr. Louis DeLuca and Mr. James Crone.

Mr. James Crone, age 54, was a Partner with Ames Scullin O'Haire (ASO Advertising) from 2014 to 2018, where he was a subject matter expert in business strategy, operations, research, and digital marketing with responsibility for the business success of clients including Mitsubishi Electric Heating & Cooling, Georgia Aquarium, Mello Yello, Printpack, and Valor Hospitality. Mr. Crone successfully led the transition of an e-commerce client to a digitally-focused campaign resulting in 400%+ increase in ROI achieved by reducing cost per lead and increasing conversion rates and established the agency’s pay-per-click (PPC) and social media practices resulting in significant growth. From 2008 until 2014, Mr. Crone was EVP, Managing Director at The Partnership of Atlanta, an Atlanta based firm focused on digital advertising and design. In this role Mr. Crone was responsible for leading new business initiatives resulting in some of the largest agency account wins in its 30-year history including Alere Healthcare, ATC Income Tax, Crowne Plaza, IHG Army Hotels, First Option Mortgage, Ferrari/Maserati Atlanta, Park ’N Fly, Peach Pass/SRTA, SkyView, and Southstar Energy. While there, Mr. Crone established agency’s first digital, social, and media teams with capabilities including: broadcast media buying, digital advertising, social media, and paid search. Mr. Crone’s education includes a Master and Bachelor of Business Administration, from Pace University. Additionally, Mr. Crone attended the United States Military Academy, West Point and is a graduate of the United States Air Force (USAF) Air War College, Air Command and Staff College, and, Squadron Officers College professional military education programs. His volunteer work includes his position as a Volunteer Director, Atlanta Ad Club as well as a Group and Squadron Commander with the Georgia Wing Civil Air Patrol, the USAF Auxiliary.

Additionally, in connection with the Appointment, on October 15, 2018, Mr. Crone and the Company entered into an employment agreement. In accordance with Mr. Crone’s employment agreement, Mr. Crone shall serve full time in the Positions and any cash compensation shall accrue and be paid only upon sufficient funding to the Company, as determined by the Board of Directors. Mr. Crone’s compensation shall consist of (i) a base salary of $100,000.00 per year, and (ii) a potential performance bonus, subject to approval by the Board of Directors, of up to 100% of the base salary, equal to $100,000.00. Additionally, Mr. Crone received a grant of 600,000 shares of restricted common stock at a price per share of $0.075, subject to certain vesting and performance requirements as set forth in the Employment Agreement.

Resignation of Mr. Louis Deluca as Chief Operating Officer and Board Member

On December 2, 2018, Louis DeLuca submitted his resignation from his positions with the Company as a member of the Board of Directors and Chief Operating Officer, effective December 4, 2018. Mr. DeLuca did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company and its shareholders thank Mr. DeLuca for his many contributions. Mr. DeLuca will continue working with the Company as a business operations consultant to ensure an efficient transition.

Appointment and Resignation of Chief Executive Officer, Chief Revenue Officer and Member of the Board of Directors

Effective November 27, 2018 (the “Effective Date”), Mr. Mark Williams was appointed as Chief Revenue Officer of the Company (the “CRO Appointment”). In connection with the CRO Appointment, Mr. Williams and the Company entered into an Employment Agreement (the “Williams Employment Agreement”), pursuant to which Mr. Williams’ compensation shall consist of (i) a base salary of $100,000 per year that shall accrue and be paid only upon sufficient funding to the Company, as determined by the Board (the “Base Salary”); (ii) a potential performance bonus, subject to approval by the Board, of up to 100% of the Base Salary; and (iii) a grant of 500,000 shares of Common Stock subject to certain vesting requirements, valued at $0.10 per share, resulting in a charge to Company earnings of $50,000. Subsequently, in March 2019 Mr. Williams submitted his resignation and is no longer involved on the Board or in any capacity. The Company will be cancelling 400,000 of the shares previously issued in conjunction with his employment agreement.

Appointment of Ronald Riewold, age 71, Chairman of the Board of Directors

Effective November 27, 2018, Mr. Ronald Riewold was appointed to the Board, as its Chairman (the “Chairman Appointment”). Mr. Riewold will receive compensation for his Board service in the form of an issuance of 100,000 shares of restricted common stock of the Company (the “Common Stock”), valued at $0.10 per share, for a total charge to earnings of $10,000. In addition to Mr. Riewold’s duties as Chairman of the Board, the Company has engaged Mr. Riewold as a consultant to assist with strategic financing. In this consulting role Mr. Riewold will be compensated at $100 per hour plus prior approved expenses, not to exceed 20 hours per week.

Appointment of James Crone as President, Chief Executive Officer, Interim Chief Financial Officer, Secretary, and Board Member

Effective October 15, 2018, the Company appointed Mr. James Crone to the positions of President, Interim Chief Financial Officer, Secretary, and a member of the Board of Directors. As of the date hereof, the Board of Directors consists of Mr. Louis DeLuca and Mr. James Crone. In connection with the resignation of Mr. Williams, Mr. Crone was appointed Chief Executive Officer of the Company.

Mr. James Crone, age 54, was a Partner with Ames Scullin O'Haire (ASO Advertising) from 2014 to 2018, where he was a subject matter expert in business strategy, operations, research, and digital marketing with responsibility for the business success of clients including Mitsubishi Electric Heating & Cooling, Georgia Aquarium, Mello Yello, Printpack, and Valor Hospitality. Mr. Crone successfully led the transition of an e-commerce client to a digitally-focused campaign resulting in 400%+ increase in ROI achieved by reducing cost per lead and increasing conversion rates and established the agency’s pay-per-click (PPC) and social media practices resulting in significant growth. From 2008 until 2014, Mr. Crone was EVP, Managing Director at The Partnership of Atlanta, an Atlanta based firm focused on digital advertising and design. In this role Mr. Crone was responsible for leading new business initiatives resulting in some of the largest agency account wins in its 30-year history including Alere Healthcare, ATC Income Tax, Crowne Plaza, IHG Army Hotels, First Option Mortgage, Ferrari/Maserati Atlanta, Park ’N Fly, Peach Pass/SRTA, SkyView, and Southstar Energy. While there, Mr. Crone established agency’s first digital, social, and media teams with capabilities including: broadcast media buying, digital advertising, social media, and paid search. Mr. Crone’s education includes a Master and Bachelor of Business Administration, from Pace University. Additionally, Mr. Crone attended the United States Military Academy, West Point and is a graduate of the United States Air Force (USAF) Air War College, Air Command and Staff College, and, Squadron Officers College professional military education programs. His volunteer work includes his position as a Volunteer Director, Atlanta Ad Club as well as a Group and Squadron Commander with the Georgia Wing Civil Air Patrol, the USAF Auxiliary.

Additionally, in connection with the Appointment, on October 15, 2018, Mr. Crone and the Company entered into an employment agreement. In accordance with Mr. Crone’s employment agreement, Mr. Crone shall serve full time in the Positions and any cash compensation shall accrue and be paid only upon sufficient funding to the Company, as determined by the Board of Directors. Mr. Crone’s compensation shall consist of (i) a base salary of $100,000.00 per year, and (ii) a potential performance bonus, subject to approval by the Board of Directors, of up to 100% of the base salary, equal to $100,000.00. Additionally, Mr. Crone received a grant of 600,000 shares of restricted common stock at a price per share of $0.075, subject to certain vesting and performance requirements as set forth in the Employment Agreement.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUE NATURE HOLDING, INC.

CONTENTS

PAGE

35	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

36	CONSOLIDATED BALANCE SHEETS

37	CONSOLIDATED STATEMENTS OF OPERATIONS

38	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

39	CONSOLIDATED STATEMENTS OF CASH FLOWS

40	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of True Nature Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of True Nature Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

 We have served as the Company’s auditor since 2016.

Houston, TX

April 1, 2019

TRUE NATURE HOLDING, INC.

Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,304	$-
Prepaid expenses	2,500	-
Total current assets	3,804	-
Total Assets	$3,804	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$794,466	$766,356
Accrued liabilities	117,085	147,894
Due to related parties	13,948	91,066
Accrued interest	60,381	50,665
Notes payable	30,000	-
Convertible notes payable, net of discount of $86,520 and $0	247,590	60,000
Convertible note payable, in default	196,270	196,270
Note payable, related party – current portion	75,000	75,000
Total current liabilities	1,534,740	1,387,251

Note payable, related party – non-current portion	123,000	-

Total Liabilities	1,657,740	1,387,251

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and 2017	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 31,598,236 and 18,930,874 shares issued and outstanding as of December 31, 2018 and 2017	315,982	189,309
Additional paid-in capital	5,684,208	4,659,713
Stock payable	37,186	39,886
Accumulated deficit	(7,691,312)	(6,276,159)
Total (deficiency in) stockholders' equity (deficit)	(1,653,936)	(1,387,251)

Total liabilities and stockholders' equity	$3,804	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
General and administrative	1,315,663	699,957

Total operating expenses	1,315,663	699,957

Net Operating Loss	(1,315,663)	(699,957)

Other income (expense):
Interest expense	(66,630)	(54,088)
Gain (loss) on conversion of liabilities	(32,860)	-
Total other expense	(99,490)	(54,088)

Loss before provision for income taxes	(1,415,153)	(754,045)

Provision for income taxes	-	-

Net loss	$(1,415,153)	$(754,045)

Net loss per share - basic	$(0.06)	$(0.04)

Net loss per share - diluted	$(0.06)	$(0.04)

Weighted average shares outstanding - basic	25,101,167	17,766,522

Weighted average shares outstanding - diluted	25,101,167	17,766,522

 The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock			Stock	Accumulated
	Shares	Amount	Paid-in Capital	Payable	Deficit	Total

Balance at December 31, 2016	17,436,666	$174,367	$4,261,748	$20,000	$(5,522,114)	$(1,065,999)

Stock issued for cash	250,000	2,500	44,500	-	-	47,000
Stock issued for services	2,113,637	21,136	222,462	17,936	-	261,534
Stock issued for extension of debt	65,000	650	8,173	1,950	-	10,773
Stock issued for conversion of accounts payable	1,215,571	12,156	96,830	-	-	108,986
Imputed interest	-	-	4,500	-	-	4,500
Stock returned for cancellation by prior officer	(2,150,000)	(21,500)	21,500	-	-	-
Net loss	-	-	-	-	(754,045)	(754,045)

Balance at December 31, 2017	18,930,874	$189,309	$4,659,713	$39,886	$(6,276,159)	$(1,387,251)

Stock issued for services	6,149,420	61,494	396,743	(2,700)	-	455,537
Stock issue for conversion of accounts payable and accrued expenses	6,517,942	65,179	544,658	-	-	609,837
Imputed interest	-	-	9,000	-	-	9,000
Debt discount due to issuance of warrants	-	-	74,095	-	-	74,095
Net loss	-	-	-	-	(1,415,153)	(1,415,153)

Balance December 31, 2018	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,415,153)	$(754,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of liabilities
Shares issued for extension of note payable		10,773
Imputed interest	9,000	4,500
Amortization of discount on notes payable	13,449	-
Stock based compensation	455,537	261,534
Loss on conversion of payables to stock	29,023	-
Changes in assets and liabilities:
Prepaid expenses	27,500	1,875
Accounts payable	452,487	286,113
Accrued liabilities	125,627	63,406
Due to related parties	45,882	59,200
Accrued interest	9,716	19,644

Net cash provided by (used in) operating activities	(246,932)	(47,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of payments to vendors	276,000	-
Principal payments on notes payable	(27,764)	-
Sale of common stock, net of issuance costs	-	47,000

Net cash provided by financing activities	248,236	47,000

Net increase (decrease) in cash and cash equivalents	1,304	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$1,304	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,236	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$424,377	$108,986
Common stock issued for accrued compensation	$156,436	$-
Related party payable converted into note payable – related party	$123,000	$75,000
Debt discounts due to issuance of warrants	$74,095	$-
Consulting fees prepaid with note payable	$30,000	$-
Par value of shares returned for cancellation	$-	$21,500

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes To Consolidated Financial Statements

December 31, 2018

Note 1 – Organization, Basis of Presentation and Nature of Operations

True Nature Holding, Inc. (the “Company” or “True Nature”), previously known as Trunity Holdings, Inc., became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”). BTI was incorporated on July 26, 1983 to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals. Trunity Holdings, Inc. was the parent company of the prior educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders.

True Nature Holding, Inc. is a corporation organized under the laws of the state of Delaware with principal offices located in Atlanta, Georgia. On January 16, 2016, the Company effected a reverse split of 1 for 101, such that all holders of 101 shares of common stock issued and outstanding prior to the effective date of the reverse split would own 1 share of common stock upon the effect date of the reverse split. In addition, the Company amended its Articles of Incorporation (i) to increase its authorized capital stock to 510,000,000 shares which consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share and (ii) to change its name from Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

The accompanying consolidated financial statements include the accounts of True Nature Holding, Inc. as December 31, 2018 and 2017.

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

Revenue Recognition – On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2018, and 2017, the Company had 1,167,653 and 142,653 warrants outstanding.  As of December 31, 2018 and 2017, the Company had 67,879 options outstanding.

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

Impairment of Long – Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. No impairment losses have been realized for the periods presented.

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

The use of observable and unobservable inputs and their significant in measuring fair value are reflected in our hierarchy assessment. The carrying amount of cash, prepaid assets, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. Because cash and cash equivalents are readily liquidated, management classifies these values as Level 1. The fair value of the debentures approximate their book value as the instruments are short-term in nature and contain market rates of interest. Because there is no ready market or observable transactions, management classifies the debentures as Level 3.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of the update on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for us on January 1, 2018 and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Related Party Transactions

For the Year Ended December 31, 2017:

During the year ended December 31, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 restricted shares of common stock to a new member of the Board of Directors at a price of $0.157 per share.

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

For the Year Ended December 31, 2018:

On January 29, 2018, the Company converted outstanding accounts payable due to an investor in the amount of $54,815 into 527,064 restricted shares of the Company’s common stock.  The cost to the Company for this issuance is $54,815, based on the closing price on the date of issuance.  As the conversion amount equals the share value, no gain or loss was recorded.

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

On June 14, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,000 to its Chairman of the Board of Directors as a bonus.  Also, on June 14, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,000 to a board member as a bonus.

On June 14, 2018, the Company issued to an investor 1,100,000 shares of the Company’s common stock with a fair value of $95,700 for reimbursement of $60,000 of accrued expenses paid on behalf of the Company and for services provided.  The Company recognized a loss on conversion of $35,700 due to share price exceeding the value of the stock granted.

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

On August 14, 2018, the Company issued to an investor 2,500,000 shares of the Company’s common stock with a fair value of $220,000 as compensation for consulting services provided.  The Company also accrued $58,000 for additional consulting services provided by the investor.

On September 24, 2018, the Company issued 100,000 shares of common stock with a fair value of $12,850 to each of two board members for services provided (a total of 200,000 shares of common with an aggregate fair value of $25,700).

On October 3, 2018, the Company issued 100,000 shares of common stock with a fair value of $10,850 to a member of its advisory board.

On October 15, 2018, the Company issued 600,000 shares of common stock subject to certain vesting provisions to its President and acting Chief Financial Officer. The Company recognized $37,147 as compensation expense for the portion of the shares vested during the period.

On October 19, 2018, the Company committed to issued 100,000 shares of common stock with a fair value of $9,900 to a member of its advisory board. These shares were not issued at December 31, 2018, and the Company recorded the amount of $9,900 as stock subscribed.

On November 3, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,740 to a member of its advisory board.

On November 26, 2018, the Company issued 84,420 shares of common stock with a fair value of $8,265 to a designee of an investor for consulting services.

On November 27, 2018, the Company issued 500,000 shares of common stock with a fair value of $48,950 to a designee of an investor for consulting services.

On November 27, 2018, the Company issued 100,000 shares of common stock with a fair value of $9,790 to a to a board member as compensation.

On November 27, 2018, the Company issued 500,000 shares of common stock with certain vesting provisions to its Chief Executive Officer. The Company recognized $13,884 as compensation expense for the portion of the shares vested during the period. Also on November 27, 2018, the Company issued an additional 100,000 shares of common stock with a fair value of $469 to its Chief Executive Officer for services as a member of the board of directors.

On December 19, 2018, the Company committed to issue 85,000 shares of common stock with a fair value of $2,513 to its board chairman in satisfaction of accrued compensation.

Note 4 – Debt

August 2014 Convertible Debentures (Series C)

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2018 and 2017, the Company accrued interest in the amount of $11,083 and $11,083, respectively, on the Series C Debenture. As of December 31, 2018, and 2017, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $46,587 and $35,504, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2018 and 2017, the Company accrued interest in the amount of $1,360 and $1,360, respectively, on the Series C Debenture. As of December 31, 2018, and 2017, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $5,661 and $4,301, respectively.  The Series D Debenture is currently in default.

March 2016 Convertible Note

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 and a due date of September 16, 2016 to a lender. Pursuant to the terms of Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of this note until its full maturity on September 16, 2016 at which time the Company is obligated to repay the full principal amount of the Convertible Note. Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at an effective conversion price of $1.00 and throughout the duration of the Convertible Note A the holder has the right to participate in any and other financing the Company may engage in with the same terms and option as all other investors. The Company allocated the face value of Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $16,364 was recorded as a discount against the note, with an offsetting entry to additional paid-in capital. The discount was amortized to interest expense during the year ended December 31, 2016.  During the year ended December 31, 2017, the Company issued an aggregate 65,000 shares of common stock with a value of $10,773 to the note holder for an extension of the term of the note and accrued interest; during the year ended December 31, 2018, the Company issued 150,000 shares of common stock to the note holder for an extension of the term of the note and accrued interest.  During the years ended December 31, 2018 and 2017, the Company accrued interest expense in the amount of $7,200 and $7,200, respectively, on the Convertible Note A. At December 31, 2018, accrued interest on Convertible Note A was $1,479 and $10,860, respectively.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. Upon maturity, the total repayment amount will be $72,280. As of December 31, 2018, and 2017 the carrying value of this short-term loan was $74,104. No interest expense was charged on this loan during the twelve months ended December 31, 2018 or 2017. At December 31, 2018 and 2017, there was no accrued interest on this loan.  This loan is currently in default.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a related party to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year.  During the years ended December 31, 2018 and 2017, the Company recorded imputed interest expense to a related party in the amount of $9,000 and $9,000 on the July 2017 Note; these amounts were charged to additional paid-in capital

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provides business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest are due on January 26, 2019. During the year ended December 31, 2018, the Company accrued interest in the amount of $1,568 on the RU Note.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $923 was amortized to interest expense during the year ended December 31, 2018. During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. The Company accrued interest in the amount of $2,236 on the Power Up Note 1 during the year ended December 31, 2018.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; $939 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $1,562 on the Power Up Note 2 during the three months ended September 30, 2018.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matures on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3;  $968 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $1,299 on Power Up Note 3 during the year ended December 31, 2018.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 4 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 4, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $531 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $564 on Power Up Note 4 during the year ended December 31, 2018.

Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note, there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $33,716, and recorded this amount as a discount to the Auctus Note and a credit to additional paid-in capital; $4,323 of this amount was amortized to interest expense during the year ended December 31, 2018. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $1,731 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $1,500 on the Auctus Note during the year ended December 31, 2018.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019.  Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500, and recorded this amount as a discount to the Crown Bridge Note 1 and a credit to additional paid-in capital; $1,511 of this amount was amortized to interest expense during the year ended December 31, 2018. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1;  $241 was amortized to interest expense during the year ended December 31, 2018. The Company accrued interest in the amount of $160 on the Crown Bridge Note 1 during the year ended December 31, 2018.

Note Payable For Services

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $21 in interest on the Consulting Services Note during the year ended December 31, 2018.

Note Payable For Payments Made

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on March 21, , 2020, and bears interest at the rate of 12% per annum. The Company recorded $19 in interest on the Trade Payables Note during the year ended December 31, 2018.

Note 5 – Stockholders’ Deficit

Sale of Common Stock - During the year ended December 31, 2017, the Company raised gross proceeds of $47,000 through the sale of 250,000 shares of common stock to a new member of the Board of Directors and a third-party investor at an average price of $0.188 per share.

During the year ended December 31, 2018, the Company had no sales of common stock for cash.

Shares Issued for Stock Based Compensation - During the year ended December 31, 2017, the Company issued 2,113,637 restricted shares of the Company’s common stock valued at $261,534 in exchange for services conducted on behalf of the Company.   The value of these shares was based on the closing market price on the respective date of grant.

During the year ended December 31, 2018, the Company issued 6,149,420 restricted shares of the Company’s common stock valued at $455,537 in exchange for services conducted on behalf of the Company.   The value of these shares was based on the closing market price on the respective date of grant.

Shares Issued for Extension of Note Payable - During the year ended December 31, 2017, The Company also issued 65,000 shares of common stock with a fair value of $10,773 for the extension of a note payable.

During the year ended December 31, 2018, The Company also issued 150,000 shares of common stock with a fair value of $14,250 for the extension of a note payable and accrued interest.

Shares issued for conversion of accounts payable - During the fiscal year of 2017, the Company converted several accounts payable amounts to stock. The company issued 1,215,571 shares of common stock for the conversion of accounts payable in the amount of $108,986.

During the year ended December 31, 2018, the Company issued 4,913,511 shares of common stock for the conversion of accounts payable in the amount of $453,402.

Shares issued for accrued compensation - During the year ended December 31, 2018, the Company issued 1,604,431 shares of common stock for accrued compensation in the amount of $156,435.

Stock returned for cancellation – On August 10, 2017, the Company received for cancellation 2,150,000 shares held by its former Chief Executive Officer.

Imputed Interest - The Company recorded imputed interest expense of $4,500 and $9,000 during the years ended December 31, 2017 and 2018, respectively, on a note payable to a related party in the amount of $75,000.

Discount to Note Payable – The Company recorded discounts to notes payable in the aggregate amount of $74,095 and charged this amount to additional paid-in capital during the twelve months ended December 31, 2018.

Note 6 – Stock Options

As of December 31, 2018 and 2017, unrecognized stock compensation expense related to unvested stock options under all Plans was $0. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the fiscal year ended December 31, 2018 and 2017 related to the all Plans and options that vested during the period was $0.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	—
Granted	—	—	—	—
Cancelled	—	—	—	—

Outstanding at December 31, 2018	67,879	$21.40	4.17	—

Exercisable at December 31, 2018	67,879	$21.40	4.17	—

Note 7– Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of December 31, 2018 are scheduled to expire at various dates through 2019.

During the year ended December 31, 2018, the Company issued 1,025,000 five year warrants with an exercise price of $0.10 in connection with notes payable.  The fair value of the warrants of $74,095 was recorded as a discount to the notes payable, and charged to additional paid-in capital during the year ended December 31, 2018.

A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2016	142,653	$17.42	2.25
Granted	-	-	-
Expired	-	-	-
Outstanding at December 31, 2017	142,653	$17.42	1.25
Granted	1,025,000	$0.10	4.93
Expired	-	-	-

Outstanding at December 31, 2018	1,167,653	$2.18	4.36

Exercisable at December 31, 2018	1,167,653	$2.18	4.36

Note 8 – Income Taxes

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $2,769,250 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at December 31, 2018 and December 31, 2017:

	2018	2017
Net tax loss carry-forwards	$2,769,250	$1,832,083
Statutory rate	21%	21%
Expected tax recovery	581,543	384,737
Change in valuation allowance	(581,543)	(384,737)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$581,543	$384,737
Less: valuation allowance	(581,543)	(384,737)
Net deferred tax asset	$-	$-

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

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at December 31, 2018.

230 Commerce Way, LLC

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

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $55,366 on its balance sheet at December 31. 2018 in connection with this claim.

Note 10 – Financial Condition and Going Concern

As of December 31, 2018, the Company had cash in the amount of $1,304, current liabilities of $1,534,740, and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 11 – Subsequent Events

Issuance of Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000.

Payment of Power Up Note 1

On January 7, 2019 the Company fully paid and satisfied Power Up Note 1 which was issued July 5, 2018 in favor of Power Up in the original principal amount of $38,000. Payment in the amount of $26,366 was delivered to Power Up in cash, and no shares of Common Stock were issued in connection with the pay-off of Power Up Note 1.

Cancellation of shares

On January 23, 2019, the Company cancelled 400,000 shares of common stock issued to its previous Chief Financial Officer.

Issuance of Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000.

Conversion of Convertible Notes

On February 15, 2019, the Company issued 200,167 shares of common stock for the conversion of a note payable and accrued interest.

On February 25, 2019, the Company issued 250,209 shares of common stock for the conversion of a note payable and accrued interest.

On February 27, 2019, the Company issued 174,617 shares of common stock for the conversion of a note payable and accrued interest.

Stock Issued for Services

On March 1, 2019, the Company issued 100,000 shares of common stock to its President as compensation.

On March 1, 2019, the Company issued 100,000 shares of common stock to its board chairman as compensation.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the aggregate principal amount of $40,000.

Appointment and Resignation of Mr. Mark Williams

On January 4, 2019, the Board of Directors of the Company authorized, ratified and approved the appointment of Mr. Mark Williams as Chief Executive Officer of the Company, effective November 27, 2018. In March 2019, Mr. Williams resigned and is no longer in any position with the Company. Mr. James Crone, President, has assumed his responsibilities until further notice.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Board has determined these were deemed to not effective and has undertaken to address the shortcomings by:

a. adding additional and more qualified staff;

b. asking for specific direction from the company’s accountants and auditors;

c. reviewing structure and procedures implemented by similarly situated publicly held companies; and

d. changes in process prior to any further acquisition or financing activity.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2018 were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP), especially with regards to equity based transactions and tax accounting expertise; (iii) inadequate security over information technology, and (iv) lack of formal Control procedures related to the approval of related party transactions.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of March  2019:

Name	Age	Board of Directors	Appointed	Resigned
Dr. Jordan Balencic	31	Director	9/26/2016	09/30/2018
James Czirr	63	Director	02/7/2017	07/05/2018
Louis Deluca	59	Director	09/24/2018	12/04/2018
James P. Crone	54	Director, Secretary	10/15/2018	-
Mark Williams	58	Director	11/27/2018	03/04/2019
Ronald Riewold	71	Chairman of the Board	11/27/2018	-

Name	Age	Executive Officers	Appointed	Resigned

Louis Deluca	59	Chief Operations Officer	02/14/2017	12/04/2018
Louis Deluca	59	Interim CEO and Interim CFO	09/14/2018	10/15/2018
Dr. Jordan Balencic	31	Acting CEO and CFO	06/26/2017	09/30/2018
Jay Morton	51	President and Interim Chief Executive Officer	04/01/2018	09/14/2018
James P. Crone	54	President, Interim CFO	10/15/2018	-
Montraville Mark Williams	58	Chief Executive Officer, Chief Revenue Officer	11/27/2018	03/04/2019

Mr. Ronald Riewold | Chairman – Board of Directors joined the Board of Directors November 27, 2018. Mr. Riewold has extensive experience in operating and developing both public (Amex and NASDAQ) and private companies. Specifically, his expertise is in field or practice-level health care company operations. He was a top executive of six companies since 1978, three in the finance and real estate sector, and three in the health care and technology arena. Mr. Riewold has completed over fifty mergers in the health care industry.

After successfully growing a financial services company and real estate development company as CEO, Riewold entered the healthcare arena full time in 1996, as vice president of corporate development with Heart Labs of America, which became Medical Industries of America and later Cyber Care.

Upon leaving Cyber Care Riewold became a consultant for American Enterprise Solutions, Inc. a healthcare delivery system and Internet utility focusing on connectivity in the healthcare industry from 1999 – 2001. Vice President to President and then Chief Executive Officer in a short ten-month period.

In 2001, Mr. Riewold joined Pain Care Holdings as one of its original investors, President, Co-Chief Executive Officer and member of the board of directors. Riewold helped Pain Care rise from a start-up to an $80 million-dollar company that developed a process that protects by monitors patient including residents in nursing home/rehabilitation facilities or hospitals.

In 2008, he started Dynamic Real Estate Development as CEO focusing on development of medical buildings while partnering with physician groups and/or providing his expertise as a fee developer. His firm’s projects included surgery suites, urgent care facilities, and orthopedic offices.

From 2011 and to the present, Mr. Riewold founded and is President and CEO of Averlent Corporation, a national medication management initiative. In a few short months after its founding the company added several new clients including Accountable Care Organizations, larger group practices and over 500 Independent Physician Associations.

Mr. Riewold earned a bachelor’s degree from Florida State University 1970, and a Master of Business Administration from Temple University, 1972.

Mr. James P. Crone | President, Interim Chief Financial Officer joined the Company October 15, 2018. Mr. Crone Age 54 is an expert in advertising and digital marketing.

He was a Partner with Ames Scullin O'Haire (ASO Advertising) from 2014 to 2018, where he was a subject matter expert in business strategy, operations, research, and digital marketing with responsibility for the business success of clients including Mitsubishi Electric Heating & Cooling, Georgia Aquarium, Mello Yello, Printpack, and Valor Hospitality. Mr. Crone successfully led the transition of an e-commerce client to a digitally-focused campaign resulting in 400%+ increase in ROI achieved by reducing cost per lead and increasing conversion rates and established the agency’s pay-per-click (PPC) and social media practices resulting in significant growth.

From 2008 until 2014, Mr. Crone was EVP, Managing Director at The Partnership of Atlanta, an Atlanta based firm focused on digital advertising and design. In this role Mr. Crone was responsible for leading new business initiatives resulting in some of the largest agency account wins in its 30-year history including Alere Healthcare, ATC Income Tax, Crowne Plaza, IHG Army Hotels, First Option Mortgage, Ferrari/Maserati Atlanta, Park ’N Fly, Peach Pass/SRTA, SkyView, and Southstar Energy. While there, Mr. Crone established agency’s first digital, social, and media teams with capabilities including: broadcast media buying, digital advertising, social media, and paid search.

Mr. Crone’s education includes a Master and Bachelor of Business Administration, from Pace University. Additionally, Mr. Crone attended the United States Military Academy, West Point and is a graduate of the United States Air Force (USAF) Air War College, Air Command and Staff College, and, Squadron Officers College professional military education programs. His volunteer work includes his position as a Volunteer Director, Atlanta Ad Club as well as a Group and Squadron Commander with the Georgia Wing Civil Air Patrol, the USAF Auxiliary.

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

Committees

Our full Board of Directors acts as our Audit Committee. Our Board of Directors has determined that only Ronald Riewold is “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ and NYSE MKT.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2017 or 2018.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). During 2018, the Company’s officers and directors had the following late filings:

Louis Deluca, Chief Operating Officer, from February 14, 2017 to December 4, 2018 and member of the board from September 24, 2018 to December 4, 2018, was issued 576,923 shares of common stock on January 31, 2018 and to the best of the Company’s knowledge filed the proper form.

James Morton, President, from April 1, 2018 to September 14, 2018, was issued 500,000 shares of common stock on April 1. 2018 (400,000 of these shares were subsequently cancelled in 2019) and to the best of the Company’s knowledge filed the proper form.

James Morton, President, from April 1, 2018 to September 14, 2018, was issued 100,000 shares of common stock on June 13. 2018 and to the best of the Company’s knowledge filed the proper form.

Jordan Balencic, who was Director and chairman of the Board from September 26, 2016 to September 30, 2018 and acting CEO and CFO from June 26, 2017 to September 30, 2018, was issued 100,000 shares of common stock on June 14, 2018 and to the best of the Company’s knowledge filed the proper form.

James Czirr, who was a Director from February 7, 2017 to July 5, 2018, was issued 100,000 shares of common stock on June 14, 2018 and to the best of the Company’s knowledge filed the proper form.

Louis Deluca, Chief Operating Officer, from February 14, 2017 to December 4, 2018 and member of the board from September 24, 2018 to December 4, 2018, was issued 369,500 shares of common stock on July 24, 2018 and to the best of the Company’s knowledge filed the proper form.

James Morton, President, from April 1, 2018 to September 14, 2018, was issued 312,499 shares of common stock on July 24. 2018 and to the best of the Company’s knowledge filed the proper form.

James Crone, President and a Director, was issued 100,000 shares of common stock on September 24, 2018 and to the best of the Company’s knowledge filed the proper form.

Louis Deluca, Chief Operating Officer, from February 14, 2017 to December 4, 2018 and member of the board from September 24, 2018 to December 4, 2018, was issued 100,000 shares of common stock on September 24, 2018 and to the best of the Company’s knowledge filed the proper form.

James Crone, President and a Director, was issued 600,000 shares of common stock on October 15, 2018 and to the best of the Company’s knowledge filed the proper form.

Ronald Riewold, Chairman of the Board, was issued 100,000 shares of common stock on November 27, 2018 and to the best of the Company’s knowledge filed the proper form.

Mark Williams, Chief Executive Officer, Chief Revenue Officer and Director, was issued 600,000 shares of common stock on November 27, 2018 and to the best of the company’s knowledge filed the proper form.

Ronald Riewold, Chairman of the Board, was issued 25,000 shares of common stock on December 31, 2018 and to the best of the company’s knowledge filed the proper form.

Mark Williams, Chief Executive Officer, Chief Revenue Officer and Director, was issued 85,000 shares of common stock on December 31, 2018 and to the best of the company’s knowledge filed the proper form.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●Compliance with applicable laws and regulations

●Handling of books and records

●Public disclosure reporting

●Insider trading

●Discrimination and harassment

●Health and safety

●Conflicts of interest

●Competition and fair dealings

●Protection of Company asset

A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2018 and 2017.

Summary Compensation Table

									Nonqualified
								Non-Equity	Deferred	All
						Stock	Options	Incentive Plan	Compensation	Other
Name and Principal			Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year		($)	($)		($)	($)	($)	($)	($)	($)
James Crone	2017
	2018	(g)	20,833		(h)	37,147					57,980
Dr. Jordan Balencic	2017	(a)	-	-		-	-	-	-	-	-
	2018	(a)				92,055					92,055
Louis Deluca	2017	(b)	89,560	-		11,088	-	-	-	-	100,648
	2018
Thomas Burnell	2017	(c)	-	-		8,000	-	-	-	-	8,000
	2018
Peter Nicosia	2017	(d)	25,000			-		-			25,000
	2018
Christopher Knaupf	2017	(e)	33,333	-		-	-	-	-	-	33,333
	2018
Jay Morton	2017
	2018	(f)	10,200			25,000					35,200

(a) Does not include Dr. Balencic’s compensation as a Director.

(b) Includes $89,560 in accrued but unpaid salary; also includes 500,000 shares of common stock at a fair value of $11,088.

(c) Includes the fair value of 80,000 shares of common stock.

(d) Includes $25,000 in accrued but unpaid salary.

(e) Includes $33,333 in accrued but unpaid salary.

(f) Includes $10,200 salary paid in cash and 312,499 shares of common stock.

(g) Includes $16,500 salary paid in cash and an additional $4,333 salary accrued but unpaid.

(h) Includes the fair value of 200,000 shares of common stock issued to Mr. Crone that vested during the year.

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

Compensation of Directors

The following table sets forth, for the year ended December 31, 2018, information relating to the compensation of each director who served on our board of directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

					Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Options	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jordan Balencic(a)	-	9,160	-	-	-	-	9,160
James Czirr(b)	-	9,160	-	-	-	-	9,160
Louis Deluca(c)		12,850					12,850
James P. Crone		12,850					12,850
Mark Williams(d)		10,000					10,000
Ronald Riewold		11,000					11,000

(a)	Resigned September 30, 2018
(b)	Resigned July 5, 2018
(c)	Resigned December 4, 2018
(d)	Resigned March 4, 2019

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2019, regarding the beneficial ownership of our common stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 15, 2019, we had 32,023,229 shares of common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares owned	Percentage of Class

James P. Crone (President and Interim CFO)	900,000	2.80%
Ronald Riewold (Director)	225,000	0.70%
Officers and Directors as a group (2 Persons)	1,125,000	3.50%

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.  Unless otherwise indicated, the address of each of the following persons is 1355 Peachtree Street, Suite 1150, Atlanta, Georgia, 30309, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

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

	2018	2017
Audit fees	$35,000	$33,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$35,000	$33,000

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Certificate of Ownership and Merger between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.3	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated December 9, 2015.	8-K	3.1	12/15/2015

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Bylaws of Trunity Holdings, Inc.	8-K	10.2	1/31/2012

10.1	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.	8-K	10.1	1/06/2016

10.2	Securities Exchange Agreement dated as of December 9, 2015 by and among Trunity Holdings, Inc. and the Members of Newco4Pharmacy, LLC.	8-K	10.1	12/15/2015

10.3	Consulting Agreement dated as of December 1, 2015 by and between Trunity Holdings, Inc. and Stephen Keaveney.	8-K	10.2	12/15/2015

10.4	Securities Purchase Agreement dated as of November 5, 2014 by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P.	10-Q	10.15	11/25/2014

10.5	Trunity Holdings, Inc. Non-Qualified Stock Option Agreement dated as of December 13, 2013 by and between Arol Buntzman and Trunity Holdings, Inc.	10-K	10.14	4/15/2014

10.6	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of June 5, 2013 by and between Pan-African Investment Company and Trunity Holdings, Inc.	10-K	10.13	4/15/2014

10.7	Indemnification Agreement dated May 30, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.12	4/15/2014

10.8	Voting Agreement dated June 5, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	13D	C	7/25/2013

10.9	Voting Agreement dated May 30, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	10-K	10.11	4/15/2014

10.10	Investors Rights Agreement dated May 30, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.10	4/15/2014

10.11	Investors Rights Agreement dated June 5, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	13D	D	7/25/2013

10.12	Subscription Agreement dated May 28, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.9	4/15/2014

10.13	Form of Indemnification Agreement between Trunity and its Directors.	10-K	10.8	4/16/2013

10.14	License Agreement dated as of March 20, 2013, between Trunity and Educom Ltd.	10-K	10.7	4/16/2013

10.15	Share Purchase Agreement dated as of March 20, 2013, between Trunity and InnSoluTech LLP.	10-K	10.6	4/16/2013

10.16	Investment Project Contract dated as of March 20, 2013, among Trunity, InnSoluTech LLP and Educom Ltd.	10-K	10.5	4/16/2013

10.17	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

10.18	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc.	8-K	10.5	1/31/2012

10.19	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc.	8-K	10.3	1/31/2012

10.20	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc.	8-K	10.4	1/31/2012

10.21	Convertible Promissory Note issued on November 9, 2018 to Power Up Lending Group Ltd.	8-K	4.1	1/14/2019

10.22	Convertible Promissory Note issued on November 26, 2018 to Auctus Fund, LLC.	8-K	4.2	1/14/2019

10.23	Convertible Promissory Note on issued December 19, 2018 to Crown Bridge Partners, LLC.	8-K	4.3	1/14/2019

10.24	Convertible Promissory Note issued on January 2, 2019 to Power Up Lending Group Ltd.	8-K	4.4	1/14/2019

10.25	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	1/14/2019

10.26	Securities Purchase Agreement, dated November 26, 2018, by and between True Nature Holding, Inc. and Auctus Fund, LLC.	8-K	10.2	1/14/2019

10.27	Securities Purchase Agreement, dated December 19, 2018, by and between True Nature Holding, Inc. and Crown Bridge Partners, LLC.	8-K	10.3	1/14/2019

10.28	Securities Purchase Agreement, dated January 2, 2019, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.4	1/14/2019

10.29	Common Stock Purchase Warrant issued on November 26, 2018 to Auctus Fund, LLC.	8-K	10.5	1/14/2019

10.30	Common Stock Purchase Warrant issued on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	10.6	1/14/2019

10.31	Convertible Promissory Note issued on September 18, 2018 to Power Up Lending Group Ltd.	8-K	4.1	9/28/2018

10.32	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	9/28/2018

10.33	Equity Financing Agreement, dated July 20, 2018, between True Nature Holding, Inc. and GHS Investments, LLC.	8-K	10.1	8/16/2018

10.34	Registration Rights Agreement, dated July 20, 2018 between True Nature Holding, Inc. and GHS Investments, LLC	8-K	10.2	8/16/2018

10.35	Convertible Promissory Note issued on July 5, 2018 to Power Up Lending Group Ltd.	8-K	4.1	7/13/2018

10.36	Securities Purchase Agreement, dated July 5, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	4.2	7/13/2018

10.37	Note Payable by True Nature Holding, Inc. to Stephen Keaveney, dated July 10, 2017.	10-Q	10.1	8/18/2017

10.38	Consulting Agreement, dated June 8, 2017, by and between True Nature Holding, Inc. and Resources Unlimited NW LLC.	8-K	10.1	6/15/2017

10.39	Asset Purchase Agreement, dated September 30, 2016, by and among True Nature Holding, Inc., P3 Compounding Of Georgia, LLC, and ICP Holdings, LLC	8-K	10.1	10/05/2016

14	Code of Ethics.	8-K	14.1	6/15/2017

21	Subsidiaries of the Registrant				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: April 1, 2019	By:	/s/ James P. Crone
James P. Crone Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ James P. Crone	April 1, 2019
James P. Crone
Chief Executive Officer, Interim Chief Finance Officer, President, Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/Ronald Riewold	April 1, 2019
Ronald Riewold
Chairman of the Board of Directors