Form 10-Q
period 2019-03-31
True Nature Holding, Inc.
filed 2019-05-20
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 13, 2019, 33,316,861 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$9,141	$1,304
Prepaid expenses	-	2,500
Total current assets	9,141	3,804
Total Assets	9,141	3,804

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	800,605	794,466
Accrued liabilities	131,289	117,085
Due to related parties	61,037	13,948
Accrued interest	72,371	60,381
Notes payable	30,000	30,000
Convertible notes payable, net of discount of $67,631 and $86,520	328,256	247,590
Convertible note payable, in default	196,270	196,270
Note payable, related party - current portion	198,000	75,000
Total current liabilities	1,817,828	1,534,740

Notes payable, related party - non current portion	-	123,000

Total Liabilities	1,817,828	1,657,740

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 33,316,861 and 31,598,236 shares issued and outstanding as of March 31, 2019 and December 31, 2018	333,168	315,982
Additional paid-in capital	5,993,643	5,684,208
Stock payable	37,186	37,186
Accumulated deficit	(8,172,684)	(7,691,312)
Total (deficiency in) stockholders' equity	(1,808,687)	(1,653,936)

Total liabilities and stockholders' equity	$9,141	$3,804

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

Revenue	$-	-

Operating expenses:
General and administrative	221,251	53,279

Total operating expenses	221,251	53,279

Net Operating Loss	(221,251)	(53,279)

Other income (expense):
Interest expense	(160,397)	(7,161)
Gain (loss) on conversion of notes	(99,724)	-
Total other expense	(260,121)	(7,161)

Loss before provision for income taxes	(481,372)	(60,440)

Provision for income taxes	-	-

Net loss	$(481,372)	(60,440)

Net loss per share - basic	$(0.02)	-

Net loss per share - diluted	$(0.02)	-

Weighted average shares outstanding - basic	31,714,079	20,222,124

Weighted average shares outstanding - diluted	31,714,079	20,222,124

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock
	Shares	Amount	APIC	Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2017	18,930,874	$189,309	$4,659,713	$39,886	$(6,276,159)	$(1,387,251)

Stock issued for services	30,628	306	2,879	-	-	3,185
Stock issued for accrued compensation	1,347,431	13,474	126,659	-	-	140,133
Stock issue for conversion of accounts payable	527,064	5,271	49,544	-	-	54,815
Imputed interest	-	-	2,250	-	-	2,250
Net loss for the period	-	-	-		(60,440)	(60,440)
Balance, March 31, 2018	20,835,997	$208,360	$4,841,045	$39,886	$(6,336,599)	$(1,247,308)

	Common Stock
	Shares	Amount	APIC	Stock Payable	Accumulated Deficit	Total
Balance, December 31, 2018	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)

Stock issued for services	200,000	2,000	18,355	-	-	20,355
Stock issued for conversion of notes payable	1,918,625	19,186	170,798	-	-	189,984
Discount on notes payable due to conversion feature	-	-	79,532	-	-	79,532
Discount on notes payable due to warrants	-	-	34,500	-	-	34,500
Cancellation of shares	(400,000)	(4,000)	4,000	-	-	-
Imputed interest	-	-	2,250	-	-	2,250
Net loss for the period	-	-	-	-	(481,372)	(481,372)
Balance, March 31, 2019	33,316,861	$333,168	$5,993,643	$37,186	$(8,172,684)	$(1,808,687)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(481,372)	$(60,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of notes payable to common stock	99,724	-
Shares issued for extension of note payable
Imputed interest	2,250	2,250
Amortization of discount on notes payable	121,434	-
Stock based compensation	20,355	-
Changes in assets and liabilities:
Prepaid expenses	2,500	-
Accounts payable	6,139	52,842
Accrued liabilities	14,204	25,000
Due to related parties	47,089	(24,563)
Accrued interest	16,250	4,911

Net cash provided by (used in) operating activities	(151,427)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	169,500	-
Principal payments on notes payable	(10,236)	-

Net cash provided by financing activities	159,264	-

Net increase (decrease) in cash and cash equivalents	7,837	-

Cash and cash equivalents at beginning of period	1,304	-

Cash and cash equivalents at end of period	$9,141	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,236	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$-	$198,133
Par value of shares returned for cancellation	$4,000	$-
Shares issued for debt conversion	$90,200	$-
Discount due to warrants	$34,500	$-
Beneficial conversion feature	$79,532	$-

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

Our business during 2018, and now going into 2019 is focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market. We announced plans for a personal healthcare records (PHR) application, SimpleHIPAA, which will allow individuals to track their personal healthcare information. This type of application is intended to include information from the individual, as well as data from healthcare providers extracted from their electronic healthcare records (EHR) systems. Data from individuals might include manual input or from personal devices such as watches, activity trackers and diagnostic devices such as glucose meters or blood pressure measuring devices. Information from healthcare providers might include data gathered from regular doctor visits, specialized care, or even a simple as prescription information from a pharmacy.

While this project continues, we are also evaluating other applications, generally, but not exclusively in the healthcare area. We believe that new technologies such as voice recognition, virtual reality and robotics will all provide excellent vehicles to update traditional information management systems and will find quick acceptance in the healthcare field as well as other large and more traditional markets. We believe the need for compliance in other industries, similar to the need in healthcare for HIPAA and data security represents opportunity for growth over and above our healthcare efforts.

Within the healthcare arena one of the most active areas involves software that provides “interoperability”, the interfacing of systems and data so that information may be shared effectively. We believe there will be many opportunities in this application area, as older systems are integrated with newer, or more specialized systems, but we have not taken any actions in pursuit of these opportunities and no guarantee can be made if we enter this space, that we will be successful. These same needs exist in other market areas and we may consider applications for these markets as well as our healthcare efforts.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Note 3 – Financial Condition and Going Concern

As of March 31, 2019, the Company had cash of $9,141, current liabilities of $1,817,828, and has incurred a loss from operations. True Nature Holding’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company solutions in a) healthcare records, b) the sale of applications in the health and wellness area from 3rd parties in addition to its own developed products. The Company is also performing consulting services to certain entities in the pharmacy, medical and veterinary services area. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 4 – Related Party Transactions

Three months ended March 31, 2019:

On March 11, 2019, the Company issued 100,000 shares of common stock to its President as compensation, and charged the fair value in the amount of $8,740 to operations.

On March 11, 2019, the Company issued 100,000 shares of common stock to a board member as compensation, and charged the fair value in the amount of $8,740 to operations.

During the three months ended March 31, 2019, the Company accrued the amount of $2,875 in connection with the vested portion of a common stock award granted to its President.

At March 31, 2019, the Company has the following amounts due to related parties:

●	Due to shareholders for accounts payable paid on behalf of the Company and accrued interest: $61,037
●	Note payable in the amount of $75,000 related to reclassification of accounts payable (see note 5, “July 2017 Note”)
●	Note payable in the amount of $65,000 related to consulting services provided (see note 5, “Consulting Services Note”)
●	Note payable in the amount of $58,000 related to accounts payable paid on behalf of the Company (see note 5, “Trade Payables Note”)

Three months ended March 31, 2018:

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

Note 5 – Debt

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible A Note, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the three months ended March 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $5,640 on this conversion. The Company accrued interest in the amount of $1,554 on this note during the three months ended March 31, 2019. At March 31, 2019, the principal amount of the March 2016 Convertible Note A was $45,000 and accrued interest was $3,003.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the three months ended March 31, 2019.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Company accrued interest in the amount of $2,771 on the Series C debenture during the three months ended March 31, 2019. As of March 31, 2019, the carrying value of this Series C Debenture was $110,833 and accrued interest was $49,358. The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Company accrued interest in the amount of $340 on the Convertible D Debentures during the three months ended March 31, 2019. As of March 31, 2019, the carrying value of the Series D Debenture was $11,333 and accrued interest was $6,001.   The Series D Debenture is currently in default.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. As of March 31, 2019, the carrying value of this short-term loan was $74,104. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. Although the note is in default, the lender and the Company have agreed not to take any action until such time as repayment can be arranged.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the three months ended March 31, 2019, the Company imputed interest in the amount of $2,250 on the July 2017 Note.

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provides business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest are due on January 26, 2019. During the three months ended March 31, 2019, the Company accrued interest in the amount of $907 on the RU Note. At March 31, 2019, the carrying value of the RU Note was $30,000 and accrued interest was $1,568.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On January 1, 2019, the Power Up Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $9,032; $9,032 of this amount was charged to interest expense during the three months ended March 31, 2019. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $1,204 of this amount was charged to interest during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company recorded a discount on the Power Up Note 1 in the amount of $9,032 in connection with a beneficial conversion feature; this amount was charged to operations during the three months ended March 31, 2019.

During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. During the three months ended March 31, 2019, the Company paid the remaining principal and accrued interest in the amount of $10,236 and $58, respectively, along with a prepayment penalty in the amount of $16,072 on the Power Up Note 1. The Company accrued interest in the amount of $58 on the Power Up Note 1 during the three months ended March 31, 2019.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On February 5, 2019, the Power Up Note 2 became convertible; there was no discount associated with the conversion feature of Power Up Note 2. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; $1,530 was amortized to interest expense during the three months ended March 31, 2019. During the three months ended March 31, 2019. the Company also recorded a discount to the Power Up Note 2 in the amount of $32,500 related to a beneficial conversion feature; this amount was charged to operations during the three months ended March 31, 2019.  During the three months ended March 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total pf 624,993 shares of the Company’s common stock. The Company recognized a loss in the amount of $40,180 on these conversions which was charged to operations during the three months ended March 31, 2019. The Company accrued interest in the amount of $418 on the Power Up Note 2 during the three months ended March 31, 2019.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matures on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On March 17, 2019, the Power Up Note 3 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $38,000; $38,000 of this amount was charged to interest expense during the three months ended March 31, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; $1,906 was amortized to interest expense during the three months ended March 31, 2019. During the three months ended March 31, 2019, principal and accrued interest in the amount of $33,000 and $2,280, respectively, were converted into a total of 1,173,632 shares of the Company’s common stock. The Company recognized a loss in the amount of $53,904 on these conversions which was charged to operations during the three months ended March 31, 2019. The Company accrued interest in the amount of $1,592 on Power Up Note 3 during the three months ended March 31, 2019.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 4 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 4, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $918 was amortized to interest expense during the three months ended March 31, 2019. The Company accrued interest in the amount of $976 on Power Up Note 4 during the three months ended March 31, 2019.

Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note, there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $33,716, and recorded this amount as a discount to the Auctus Note; $13,053 of this amount was amortized to interest expense during the three months ended March 31, 2019. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $4,451 was amortized to interest expense during the year ended three months ended March 31, 2019. The Company accrued interest in the amount of $3,399 on the Auctus Note during the three months ended March 31, 2019.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019.  Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500, and recorded this amount as a discount to the Crown Bridge Note 1; $11,332 of this amount was amortized to interest expense during the three months ended March 31, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1; $1,807 was amortized to interest expense during the three months ended March 31, 2019. The Company accrued interest in the amount of $1,184 on the Crown Bridge Note 1 during the three months ended March 31, 2019.

Consulting Services Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $1,923 in interest on the Consulting Services Note during the three months ended March 31, 2019.

Trade Payables Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $19 in interest on the Trade Payables Note during the three months ended March 31, 2019.

Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000. The Power Up Note 5 entitles the holder to 12% interest per annum and matures on October 31, 2019.  Under the Power Up Note 5, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 5, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 5 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 5 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 5, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 5, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 5; $1,100 was amortized to interest expense during the three months ended March 31, 2019. The Company accrued interest in the amount of $1,533 on Power Up Note 5 during the three months ended March 31, 2019.

Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000. The Power Up Note 6 entitles the holder to 12% interest per annum and matures on November 30, 2019.  Under the Power Up Note 6, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 6, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 6 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 6 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 6; $552 was amortized to interest expense during the three months ended March 31, 2019. The Company accrued interest in the amount of $757 on Power Up Note 6 during the three months ended March 31, 2019.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the principal amount of $40,000. The Crown Bridge Note 2 entitles the holder to 12% interest per annum and matures on December 4, 2019.  Under the Crown Bridge Note 2, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 2, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 2 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 2, there shall be no further right of prepayment. In connection with the Crown Bridge Note 2, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500, and recorded this amount as a discount to the Crown Bridge Note 2; $3,387 of this amount was amortized to interest expense during the three months ended March 31, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 2; $540 was amortized to interest expense during the three months ended March 31, 2019. The Company accrued interest in the amount of $368 on the Crown Bridge Note 21 during the three months ended March 31, 2019.

Power Up Note 7

On March 18, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 7”) in the aggregate principal amount of $43,000. The Power Up Note 7 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 7, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 7, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 7 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 7 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 7; $123 was amortized to interest expense during the three months ended March 31, 2019. The Company accrued interest in the amount of $170 on Power Up Note 7 during the three months ended March 31, 2019.

Note 6 – Stockholders’ Deficit

Shares for Stock Based Compensation

During the three months ending March 31, 2019, the Company issued 200,000 restricted shares of the Company’s common stock at valued $17,480 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.  Also during the three months ended March 31, 2019, the Company charged the amount of $2,875 to additional paid-in capital in connection with the vesting of stock granted to its President.

During the three months ending March 31, 2018, the Company issued 1,347,431 restricted shares of the Company’s common stock at valued $140,133 in exchange for accrued compensation The value of these shares was based on the closing market price on the respective date of grant. The Company also issued 30,628 restricted shares of the Company’s common stock valued at $3,185 in exchange for services conducted on behalf of the Company.

Stock-based compensation expenses are included in general and administrative expenses on the condensed consolidated statements of operations.

Shares issued for convertible note payable issuance

During the three months ended March 31, 2019, the Company issued, in seven transactions, a total of 1,918,625 shares in connection with the conversion of notes payable principal and accrued interest in the aggregate amount of $86,000 and $4,260, respectively; a loss in the aggregate amount of $99,724 was recognized on these transactions (see note 5).

During the three months ending March 31, 2018, the Company did not issue any shares related to a convertible note payable.

Shares issued for conversion of accounts payable

During the three months ending March 31, 2019, the Company did not issue any shares related to conversion of accounts payable.

During the three months ending March 31, 2018, the Company issued 527,064 shares valued at $54,815 to settle outstanding accounts payable.  There was no gain or loss on the transaction because the fair value of the shares issued equaled the fair value of the accounts payable settled.

Stock returned for cancellation

During the three months ended March 31, 2019, the Company cancelled 400,000 shares of common stock issued to a former executive officer.

During the three months ended March 31, 2018. there were no cancellations of common stock.

Note 7 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	$-
Granted	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2018	67,879	$21.40	4.17	-

Granted	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 31, 2019	67,879	$21.40	3.92	$-

Exercisable at March 31, 2019	67,879	$21.40	3.92	$-

Note 8 – Stock Warrants

Subsequent to the restructuring of the Company and the spin-out, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a one for 101 stock split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of March 31, 2019 are scheduled to expire at various dates through 2019. A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.00
Granted	1,025,000	0.10	4.93
Expired	—	—	—

Outstanding at December 31, 2018	1,167,653	$2.18	4.36

Granted	400,000	0.10	4.93
Expired	(142,653)	17.42	-
Outstanding at March 31, 2019	1,425,000	$0.10	4.75

Exercisable at March 31, 2019	1,425,000	$0.10	4.75

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

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $55,366 on its balance sheet at March 31. 2019 in connection with this claim.

Note 10 – Subsequent Events

In April 2019, the Company received funds of approximately $50,000 pursuant to Power Up Note 8. Power Up Note 8 is a convertible promissory note in the amount of $53,000 with an original issue discount of $3,000. Power Up Note 8 is due January 30, 2020.

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

Company Overview

Our business during 2019 is focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market, although we are considering other software oriented solutions where providing the user compliance with industry specific regulatory compliance is a value. We announced plans for a personal healthcare records (PHR) application, SimpleHIPAA, which will allow individuals to track their personal healthcare information. This type of application is intended to include information from the individual, as well as data from healthcare providers extracted from their electronic healthcare records (EHR) systems. Data from individuals might include manual input or from personal devices such as watches, activity trackers and diagnostic devices such as glucose meters or blood pressure measuring devices. Information from healthcare providers might include data gathered from regular doctor visits, specialized care, or even a simple as prescription information from a pharmacy. We are also considering compliance oriented solutions in the financial area, and where a point of sale application may have application.

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

Within the healthcare arena one of the most active areas involves software that provides “interoperability”, the interfacing of systems and data so that information may be shared effectively. We believe there will be many opportunities in this application area, as older systems are integrated with newer, or more specialized systems, but we have not taken any actions in pursuit of these opportunities and no guarantee can be made if we enter this space, that we will be successful. We believe that similar opportunities existing in many other non-healthcare applications and will continue to explore those as near term potential business areas.

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

Critical Accounting Policies

For the three months ended March 31, 2019, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

For the Three Months ended March 31, 2019 and 2018

Our total operating expenses for the three months ended March 31, 2019 were $221,251.  For the comparable period in 2018, the operating expense was $53,279.  Operating expenses were comprised primarily of $83,100 in consulting fees, $60,998 in legal, accounting, and other financial service fees; $19,854 in travel costs; and $14,480 in insurance expense.

Interest expense was $160,397 for the three months ended March 31, 2019, compared to $7,161 for the three months ended March 31, 2018. Interest expense consisted of $19,947 accrued on notes payable, including $3,639 to a related party; $694 of interest on a credit card; and $121,434 amortization of the discount on convertible notes payable. We also recognized $16,072 of interest expense in connection with a prepayment penalty on a note payable, and recorded $2,250 of imputed interest on a note payable to a related party.

During the three months ended March 31, 2019, we recorded a loss on conversion of notes payable in the amount of $99,724; there was no comparable transaction in the prior period.

For the three months ended March 31, 2019, the Company had a net loss of $481,372, compared to a net loss of $60,440 for the three months ended March 31, 2018.

Liquidity and Capital Resources

We have financed our operations through the sale of convertible debt and equity securities. As of March 31, 2019, we had a working capital deficit of $1,808,687.

During the three months ending March 31, 2019, the Company had net cash used in operating activities of $151,427.  This consisted of Company’s net loss of $481,372, offset by a loss on conversion of notes payable of $99,724, imputed interest expense of $2,250, stock-based compensation in the amount of $20,355, amortization of the discount on notes payable in the amount of $121,434,  and by a change in the components of working capital in the net amount of $86,182.

The Company had cash provided by financing activities in the amount of $159,264, consisting of $169,500 from the issuance of notes payable, offset by principal payments on notes payable in the amount of $10,236.

There were no investing activities during the three months ended March 31, 2019 or 2018.

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

Recent Developments

Resignation of Board Member and Additional Appointments to the Board

In March 2019 the Company was notified by Mark Williams, one of its Directors, that he was resigning from the Board of Directors, and as CEO to pursue other opportunities. There were no disagreements or conflicts between Mr. Williams and the Company during his tenure.

Acquisition of Businesses and Financing

The Company has since 2017 developed plans for software, systems and consulting aimed at business development in the healthcare field. It has also invested significant time and effort in evaluating the use of telemedicine and kiosks for the delivery of health services into rural and other underserved markets. Lastly, it has individuals working full time on the design of telemedicine applications, with initial introduction into the veterinary markets, and into the human markets using the same software currently scheduled for Q4 of 2018. During the first quarter of 2019 we expanded our potential markets to include anywhere the ability to provide regulatory compliance is a valuable feature of the software solution, not unlike the needs in healthcare for HIPAA compliance and data security.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended March 31, 2019, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $55,366 on its balance sheet at March 31. 2019 in connection with this claim.

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

TRUE NATURE HOLDING, INC.

Dated: May 15, 2019	By:	/s/ James Crone
James Crone
Interim Chief Executive Officer, President, and Interim Chief Financial Officer