Form 10-Q
period 2019-06-30
True Nature Holding, Inc.
filed 2019-08-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of August 8, 2019, 41,625,627 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$284	$1,304
Prepaid expenses	-	2,500
Total current assets	284	3,804
Total Assets	284	3,804

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	811,300	794,466
Accrued liabilities	184,044	117,085
Due to related parties	50,099	13,948
Accrued interest	78,504	60,381
Notes payable	-	30,000
Convertible notes payable, net of discount of $117,198 and $86,520	406,995	247,590
Convertible note payable, in default	122,166	196,270
Note payable, related party - current portion	198,000	75,000
Total current liabilities	1,851,108	1,534,740

Notes payable, related party - non current portion	-	123,000

Total Liabilities	1,851,108	1,657,740

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 39,077,259 and 31,598,236 shares issued and outstanding as of June 30, 2019 and December 31, 2018	390,774	315,982
Additional paid-in capital	6,370,513	5,684,208
Stock payable	37,186	37,186
Accumulated deficit	(8,649,297)	(7,691,312)
Total (deficiency in) stockholders' equity	(1,850,824)	(1,653,936)

Total liabilities and stockholders' equity	$284	$3,804

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	226,250	276,026	447,501	329,305

Total operating expenses	226,250	276,026	447,501	329,305

Net Operating Loss	(226,250)	(276,026)	(447,501)	(329,305)

Other income (expense):
Interest expense	(164,504)	(9,505)	(324,901)	(16,666)
Loss on conversion of accounts payable	-	(36,100)	-	(36,100)
Loss on legal settlement	(26,924)	-	(26,924)	-
Loss on conversion of notes	(58,935)	-	(158,659)	-
Total other expense	(250,363)	(45,605)	(510,484)	(52,766)

Loss before provision for income taxes	(476,613)	(321,631)	(957,985)	(382,071)

Provision for income taxes	-	-	-	-

Net loss	$(476,613)	(321,631)	(957,985)	(382,071)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic	33,986,267	21,702,295	33,188,078	21,397,055

Weighted average shares outstanding - diluted	33,983,267	21,702,295	33,188,078	21,397,055

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	FOR THE THREE MONTHS ENDED JUNE 30

	Common Stock			Stock	Accumulated
	Shares	Amount	APIC	Payable	Deficit	Total
Balance, March 31, 2018	20,835,997	$208,360	$4,841,045	$39,886	$(6,336,599)	$(1,247,308)
Stock issued for services	3,075,000	30,750	214,830			245,580
Stock to be issued for services				22,900		22,900
Stock issued as compensation	300,000	3,000	10,740			13,740
Imputed interest	-	-	2,250			2,250
Net loss					(321,631)	(321,631)
Balance, June 30, 2018	24,210,997	$242,110	$5,068,865	$62,786	$(6,658,230)	$(1,284,469)

Balance, March 31, 2019	33,316,861	333,168	5,993,643	37,186	(8,172,684)	(1,808,687)
Stock issued to employees subject to vesting	1,000,000	10,000	(10,000)	-	-	-
Stock issued for conversion of notes payable	3,359,444	33,594	131,831	-	-	165,425
Shares issued for legal settlement	1,401,224	14,012	87,016	-	-	101,028
Discount on notes payable due to conversion feature	-	-	143,555	-	-	143,555
Vesting of shares issued to employees	-	-	22,218	-	-	22,218
Imputed interest	-	-	2,250	-		2,250
Net loss for the period	-	-	-	-	(476,613)	(476,613)
Balance, June 30, 2019	39,077,529	$390,774	$6,370,513	$37,186	$(8,649,297)	$(1,850,824)

	FOR THE SIX MONTHS ENDED JUNE 30

	Common Stock			Stock	Accumulated
	Shares	Amount	APIC	Payable	Deficit	Total
Balance, December 31, 2017	18,930,874	$189,309	$4,659,713	$39,886	$(6,276,159)	$(1,387,251)
Stock issued for services	3,105,628	31,056	217,709	-	-	248,765
Stock issued for conversion of accounts payable	527,064	5,271	49,544	-	-	54,815
Stock issued as compensation	1,647,431	16,474	137,399	-	-	153,873
Stock to be issued for services	-	-	-	22,900	-	22,900
Imputed interest	-	-	4,500	-	-	4,500
Net loss	-	-	-	-	(382,071)	(382,071)
Balance, June 30, 2018	24,210,997	$242,110	$5,068,865	$62,786	$(6,658,230)	$(1,284,469)

Balance, December 31, 2018	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)
Stock issued for services	200,000	2,000	15,480	-	-	17,480
Stock issued to employees subject to vesting	1,000,000	10,000	(10,000)	-	-	-
Stock issued for conversion of notes payable	5,278,069	52,780	302,629	-	-	355,409
Stock issued for legal settlement	1,401,224	14,012	87,016	-	-	101,028
Discount on notes payable due to conversion feature	-	-	223,087	-	-	223,087
Discount on notes payable due to warrants	-	-	34,500	-	-	34,500
Cancellation of shares	(400,000)	(4,000)	4,000	-	-	-
Vesting of shares issued to employees	-	-	25,093			25,093
Imputed interest	-	-	4,500	-	-	4,500
Net loss for the period	-	-	-	-	(957,985)	(957,985)
Balance, June 30, 2019	39,077,529	$390,774	$6,370,513	$37,186	$(8,649,297)	$(1,850,824)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(957,985)	$(382,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of notes payable to common stock	158,659	-
Loss on legal settlement	26,924	-
Loss on conversion of accrued expenses	-	36,100
Shares issued for extension of note payable
Imputed interest	4,500	4,500
Amortization of discount on notes payable	261,035
Stock based compensation	42,573	47,620
Changes in assets and liabilities:
Prepaid expenses	2,500	-
Accounts payable	16,834	214,597
Accrued liabilities	66,959	50,000
Deferred revenue	-	1,000
Due to related parties	36,151	(24,563)
Accrued interest	37,508	9,822

Net cash used in operating activities	(304,342)	(42,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	313,558	-
Principal payments on notes payable	(10,236)	-
Advances from related parties	-	44,103

Net cash provided by financing activities	303,322	44,103

Net increase (decrease) in cash and cash equivalents	(1,020)	1,108

Cash and cash equivalents at beginning of period	1,304	-

Cash and cash equivalents at end of period	$284	$1,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,236	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$-	$396,633
Par value of shares returned for cancellation	$4,000	$-
Stock issued for debt conversion	$196,750	$-
Stock issued for legal settlement	$74,104	$-
Discount due to warrants	$34,500	$-
Beneficial conversion feature	$223,087	$-

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

Our business during 2018, which has continued into 2019 is focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market. We announced plans for a personal healthcare records (PHR) application, SimpleHIPAA, which will allow individuals to track their personal healthcare information. This type of application is intended to include information from the individual, as well as data from healthcare providers extracted from their electronic healthcare records (EHR) systems. Data from individuals might include manual input or from personal devices such as watches, activity trackers and diagnostic devices such as glucose meters or blood pressure measuring devices. Information from healthcare providers might include data gathered from regular doctor visits, specialized care, or even a simple as prescription information from a pharmacy.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of June 30, 2019, the Company had outstanding 1,425,000 warrants and 67,879 options excluded from the calculation of diluted net loss; as of December 31, 2018, the Company had outstanding 1,167,653 warrants and 67,879 options excluded from the calculation of diluted net loss.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.  The following table reflects the deferred tax asset balance at June 30, 2019:

June 30, 2019
Deferred tax Asset	718,332
Less: valuation allowance	(718,332)
Net deferred tax asset	-

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

Note 3 – Financial Condition and Going Concern

As of June 30, 2019, the Company had cash of $284, current liabilities of $1,851,108, and has incurred a loss from operations. True Nature Holding’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company develops solutions in a) healthcare records, b) the sale of applications in the health and wellness area from 3rd parties in addition to its own developed products. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Six months ended June 30, 2019:

On March 11, 2019, the Company issued 100,000 shares of common stock to its President as compensation, and charged the fair value in the amount of $8,740 to operations.

On March 11, 2019, the Company issued 100,000 shares of common stock to a board member as compensation, and charged the fair value in the amount of $8,740 to operations.

During the six months ended June 30, 2019, the Company accrued the amount of $2,875 in connection with the vested portion of a common stock award granted to its President.

At June 30, 2019, the Company has the following amounts due to related parties:

●	Due to shareholders for accounts payable paid on behalf of the Company and accrued interest: $50,099

●	Note payable in the amount of $75,000 related to reclassification of accounts payable (see note 5, “July 2017 Note”)

●	Note payable in the amount of $65,000 related to consulting services provided (see note 5, “Consulting Services Note”)

●	Note payable in the amount of $58,000 related to accounts payable paid on behalf of the Company (see note 5, “Trade Payables Note”)

Six months ended June 30, 2018:

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

Note 5 – Debt

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the six months ended June 30, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. The Company accrued interest in the amount of $2,900 on this note during the six months ended June 30, 2019. At June 30, 2019, the principal amount of the March 2016 Convertible Note A was $45,000 and accrued interest was $4,379.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the six months ended June 30, 2019.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Company accrued interest in the amount of $5,534 on this note during the six months ended June 30, 2019. As of June 30, 2019, and December 31, 2018, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $52,121 and $46,587, respectively. The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Company accrued interest in the amount of $679 on this note during the six months ended June 30, 2019. As of June 30, 2019, and December 31, 2018, the carrying value of the Series D Debenture was $11,333 and accrued interest was $6,340 and $5,661, respectively.   The Series D Debenture is currently in default.

Short Term Loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. During the six months ended June 30, 2019, principal in the amount of $74,104 was converted into 1,401,224 shares of common stock; a loss in the amount of $16,955 was recorded on this transaction. The principal balance due under this note was $0 at June 30, 2019.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the six months ended June 30, 2019, the Company imputed interest in the amount of $4,500 on the July 2017 Note.

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provides business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest are due on January 26, 2019. During the six months ended June 30, 2019, the Company accrued interest in the amount of $1,776 on the July 2018 RU Promissory Note. During the six months ended June 30, 2019, the Company converted principal and accrued in the amounts of $30,000 and $3,344, respectively, into an aggregate of 400,000 shares of common stock; a loss in the amount of $2,637 was recorded on this transaction. The principal balance due under this note was $0 at June 30, 2019.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On January 1, 2019, the Power Up Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $9,032; $9,032 of this amount was charged to interest expense during the six months ended June 30, 2019. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $2,077 of this amount was charged to interest during the year ended six months ended June 30, 2019. During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. The Company accrued interest in the amount of $58 on this note during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company paid the remaining principal and accrued interest in the amount of $10,236 and $58, respectively, along with a prepayment penalty in the amount of $16,072 on the Power Up Note 1; The principal balance due under this note was $0 at June 30, 2019.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On February 5, 2019, the Power Up Note 2 became convertible; there was no discount associated with the conversion feature of Power Up Note 2. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; $3,000 was amortized to interest expense during the six months ended June 30, 2019. During the six months ended June 30, 2019 the Company also recorded a discount to the Power Up Note 2 in the amount of $32,500 related to a beneficial conversion feature; this amount was charged to operations during the six months ended June 30, 2019.  During the six months ended June 30 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 624,993 shares of the Company’s common stock. The Company recognized a loss in the amount of $34,101 on these conversions which was charged to operations during the six months ended June 30, 2019. The Company accrued interest in the amount of $418 on the Power Up Note 2 during the six months ended June 30, 2019. The principal balance due under this note was $0 at June 30, 2019.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matures on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On March 17, 2019, the Power Up Note 3 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $38,000; $38,000 of this amount was charged to interest expense during the six months ended June 30, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; $3,000 was amortized to interest expense during the six months ended June 30, 2019. During the six months ended June 30, 2019, principal and accrued interest in the amount of $38,000 and $2,280, respectively, were converted into a total of 1,173,632 shares of the Company’s common stock. The Company recognized a loss in the amount of $45,724 on these conversions which was charged to operations during the six months ended June 30, 2019. The Company accrued interest in the amount of $1,592 on Power Up Note 3 during the six months ended June 30, 2019. The principal balance under this note was $0 at June 30, 2019.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On May 8, 2019, the Power Up Note 4 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $33,000; $33,000 of this amount was charged to interest expense during the six months ended June 30, 2019. If the Company prepays the Power Up Note 4 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 4, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $3,000 was amortized to interest expense during the six months ended June 30, 2019. The Company accrued interest in the amount of $976 on Power Up Note 4 during the six months ended June 30, 2019. During the six months ended June 30, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 1,619,444 shares of the Company’s common stock. The Company recognized a loss in the amount of $63,443 on these conversions which was charged to operations during the six months ended June 30, 2019. The principal balance under this note was $0 at June 30, 2019.

 Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to the higher of the variable conversion price or $0.00003 per share.  The variable conversion price shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note, there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $39,595, and recorded this amount as a discount to the Auctus Note; $26,251 of this amount was amortized to interest expense during the six months ended June 30, 2019. On May 25, 2019, the Auctus Note became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $125,000; $31,079 of this amount was charged to interest expense during the six months ended June 30, 2019. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $8,951 was amortized to interest expense during the six months ended June 30, 2019. The Company accrued interest in the amount of $7,393 on the Auctus Note during the six months ended June 30, 2019. During the six months ended June 30, 2019, principal and accrued interest in the amount of $23,209 and $8,301, respectively, were converted into a total of 1,000,000 shares of the Company’s common stock. The Company recognized a loss in the amount of $1,291 on these conversions which was charged to operations during the six months ended June 30, 2019. The principal balance under this note was $101,791 at June 30, 2019.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019.  Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500, and recorded this amount as a discount to the Crown Bridge Note 1; $22,790 of this amount was amortized to interest expense during the three months ended June 30, 2019. On June 17, 2019, the Crown Bridge Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $40,000; $17,961 of this amount was charged to interest expense during the six months ended June 30, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1; $3,634 was amortized to interest expense during the six months ended June 30, 2019. The Company accrued interest in the amount of $2,381 on the Crown Bridge Note 1 during the six months ended June 30, 2019. During the six months ended June 30, 2019, principal in the amount of $9,598 was converted into a total of 340,000 shares of the Company’s common stock. The Company recognized a loss in the amount of $2,881 on this conversion which was charged to operations during the six months ended June 30, 2019. The principal balance under this note was $30,402 at June 30, 2019.

Consulting Services Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $3,868 in interest on the Consulting Services Note during the six months ended June 30, 2019. The principal balance under this note was $65,000 at June 30, 2019.

Trade Payables Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $3,451 in interest on the Consulting Services Note during the six months ended June 30, 2019. The principal balance under this note was $58,000 at June 30, 2019.

Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000. The Power Up Note 5 entitles the holder to 12% interest per annum and matures on October 31, 2019.  Under the Power Up Note 5, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 5, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 5 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 5 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 5, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 5, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 5; $2,238 was amortized to interest expense during the six months ended June 30, 2019. The Company accrued interest in the amount of $3,119 on the Power Up Note 5 during the six months ended June 30, 2019. The principal balance under this note was $53,000 at June 30, 2019.

Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000. The Power Up Note 6 entitles the holder to 12% interest per annum and matures on November 30, 2019.  Under the Power Up Note 6, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 6, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 6 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 6 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 6; $1,598 was amortized to interest expense during the six months ended June 30, 2019. The Company accrued interest on the Power Up Note 6 in the amount of $1,598 during the six months ended June 30, 2019. The principal balance under this note was $48,000 at June 30, 2019.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the principal amount of $40,000. The Crown Bridge Note 2 entitles the holder to 12% interest per annum and matures on December 4, 2019.  Under the Crown Bridge Note 2, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 2, at a price equal to the higher of the variable conversion price or $0.00003 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 2 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 2, there shall be no further right of prepayment. In connection with the Crown Bridge Note 2, the Company issued five year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500, and recorded this amount as a discount to the Crown Bridge Note 2; $14,803 of this amount was amortized to interest expense during the six months ended June 30, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 2; $2,360 of this amount was amortized to interest expense during the six months ended June 30, 2019. The Company accrued interest expense in the amount of $2,761 on the Crown Bridge Note 2 during the six months ended June 30, 2019. The principal balance under this note was $40,000 at June 30, 2019.

Power Up Note 7

On March 18, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 7”) in the aggregate principal amount of $43,000. The Power Up Note 7 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 7, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 7, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 7 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 7 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 7, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 7, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 7; $981 was amortized to interest expense during the six months needed June 30, 2019. The Company accrued interest in the amount of $1,456 on the Power Up Note 7 during the six months ended June 30, 2019. The principal balance under this note was $43,000 at June 30, 2019.

Power Up Note 8

On April 1, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 8”) in the aggregate principal amount of $53,000. The Power Up Note 8 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 8, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 8 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 8, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 8 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 8 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 8, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 8, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 8; $883 was amortized to interest expense during the six months needed June 30, 2019. The Company accrued interest in the amount of $1,586 on the Power Up Note 8 during the six months ended June 30, 2019. The principal balance under this note was $53,000 at June 30, 2019.

Power Up Note 9

On May 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 9”) in the aggregate principal amount of $33,000. The Power Up Note 9 entitles the holder to 12% interest per annum and matures on February 28, 2020.  Under the Power Up Note 9, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 9 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 9, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 9 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 9 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 9, then such redemption premium is 115%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 120%; and if such prepayment is made from the 91st to the 180th day after issuance, then such redemption premium is 125%. After the 180th day following the issuance of the Power Up Note 9, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 9; $594 was amortized to interest expense during the six months needed June 30, 2019. The Company accrued interest in the amount of $662 on the Power Up Note 9 during the six months ended June 30, 2019. The principal balance under this note was $33,000 at June 30, 2019.

BHP Note

On June 4, 2019, the Company entered into a securities purchase agreement with BHP Capital NY, Inc., a New York corporation (“BHP”), pursuant to which BHP agreed to purchase a Convertible Promissory Note (the “BHP Note”) in the principal amount of $38,500.   The BHP Note the holder to 10% interest per annum and matures on March 4, 2020.  In the event the Company prepays the BHP Note beginning on the issuance date through the 180th day following the issuance date, the Company must pay BHP all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the issuance date, there is no further right of prepayment by the Company. BHP has no right of conversion under the BHP Note for a period of 180 days commencing on the issuance date. In the event the Company has not paid the BHP Note in full prior to 180 days from the issuance date, BHP may convert all or a portion of the outstanding principal of the BHP Note into shares of the Company’s common stock at a price per share at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading day period ending on the last complete trading day prior to the date of conversion. BHP may not convert the BHP Note to the extent that such conversion would result in beneficial ownership by BHP and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The BHP Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the BHP Note, at the option of BHP, it may consider the BHP Note immediately due and payable. The Company recorded an original issue discount in the amount of $3,000 in connection with the BHP Note; $522 was amortized to interest expense during the six months needed June 30, 2019. The Company accrued interest in the amount of $329 on the BHP Note during the six months ended June 30, 2019. The principal balance under this note was $38,500 at June 30, 2019.

Armada Note

On June 10, 2019, the Company entered into a securities purchase agreement with Armada Investment Fund, LLC (“Armada”) pursuant to which Armada agreed to purchase a convertible promissory note (the “Armada Note”) in the aggregate principal amount of $38,500. The Armada Note the holder to 10% interest per annum and matures on March 10, 2020.  In the event the Company prepays the Armada Note beginning on the issuance date through the 180th day following the Armada Issuance Date, the Company must pay Armada all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the Armada Issuance Date, there is no further right of prepayment by the Company. Armada has no right of conversion under the Armada Note for a period of 180 days commencing on the Armada Issuance Date. In the event the Company has not paid the Armada Note in full prior to 180 days from the Armada Issuance Date, Armada may convert all or a portion of the outstanding principal of the Armada Note into shares of the Company’s common stock at a price per share equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading day period ending on the last complete trading day prior to the date of conversion. Armada may not convert the Armada Note to the extent that such conversion would result in beneficial ownership by Armada and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The Armada Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the Armada Note, at the option of Armada, it may consider the Armada Note immediately due and payable. The Company recorded an original issue discount in the amount of $3,000 in connection with the Armada Note; $255 was amortized to interest expense during the six months needed June 30, 2019. The Company accrued interest in the amount of $253 on the Armada Note during the six months ended June 30, 2019. The principal balance under this note was $38,500 at June 30, 2019.

Note 6 – Stockholders’ Deficit

Shares for Stock Based Compensation

During the six months ending June 30, 2019, the Company issued 200,000 restricted shares of the Company’s common stock at valued $17,480 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.  Also during the six months ended June 30, 2019, the Company issued 1,000,000 shares of common stock to employees, subject to vesting provisions, pursuant to employment agreements. The par value of these shares in the amount of $10,000 was credited to paid-in capital. During the six months ended June 30, 2019, the Company charged the amount of $25,093 to paid-in capital representing the vesting of shares issued to employees.

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

Shares issued for notes payable

During the six months ended June 30, 2019, the Company issued, in 13 transactions, a total of 5,278,069 shares in connection with the conversion of notes payable principal and accrued interest in the aggregate amount of $177,365 and $19,385, respectively; a loss in the aggregate amount of $158,659 was recognized on these transactions (see note 5).

During the six months ending June 30, 2018, the Company issued 75,000 restricted shares of common stock valued at $7,500 for an extension of the term of a note payable.

Shares issued for conversion of accounts payable

During the six months ended June 30, 2019, the Company did not issue any shares to settle accounts payable.

During the six months ending June 30, 2018, the Company issued 4,405,123 shares valued at $432,733 to settle outstanding accounts payable.  There was a loss on the transaction of $36,100 because the fair value of the issuance exceeded the fair value of the accounts payable settled.

Stock returned for cancellation

During the six months ended June 30, 2019, the Company cancelled 400,000 shares of common stock issued to a former executive officer.

During the six months ended June, 2018. there were no cancellations of common stock.

Shares issued for legal settlement

During the six months ended June 30, 2019, the Company issued 1,401,224 shares of common stock in connection with the settlement of a note payable in the amount of $74,104. The Company recorded a loss in the amount of $26,924 in connection with this transaction.

During the six months ended June, 2018. there were no shares issued in connection with a legal settlement.

Note 7 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	$-
Granted	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2018	67,879	$21.40	4.17	-

Granted	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2019	67,879	$21.40	3.67	$-

Exercisable at June 30, 2019	67,879	$21.40	3.67	$-

Note 8 – Stock Warrants

A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.00
Granted	1,025,000	0.10	4.93
Expired	-	-	-

Outstanding at December 31, 2018	1,167,653	$2.18	4.36

Granted	400,000	0.10	4.50
Expired	(142,653)	17.42	-
Outstanding at June 30, 2019	1,425,000	$0.10	4.50

Exercisable at June 30, 2019	1,425,000	$0.10	4.50

Note 9 – Commitments and Contingencies

Legal

Stress Free Capital, Inc. vs. True Nature Holdings, Inc. Case No. CACE-18-0108656

Pursuant to a judgment rendered in the Seventeenth Judicial District I and for Broward County, Florida, the Company in June 2019 issued 1,401,224 shares of common stock in complete settlement of a note payable to the plaintiff in the aggregate amount of $84,073.48.

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

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at December 31, 2018. The Company has negotiated a settlement to this claim subject to funding.

Trunity, Inc.

The spin-out that now owns the former educational software business has been informed that they owe the Company from the obligations of the NCSE settlement, and the costs of the legal action. We intend to take all actions available to us to collect on these amounts.

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $55,366 on its balance sheet at June 30, 2019 in connection with this claim. On July 3, 2019 the Company settled this matter with a $5,000 payment made by a shareholder for the benefit of the Company.

Note 10 – Subsequent Events

In July 2019, the Company received funds of approximately $36,000 pursuant to Crown Bridge Note 3. Crown Bridge Note 3 is a convertible promissory note in the amount of $40,000 with an original issue discount of $4,000. Crown Bridge Note 3 bears interest at the rate of 12% per year and becomes convertible at any time following the 180th calendar day after the issue date at a price per share equal to 55% of the lowest trading price for the Company’s common stock for the twenty-five days prior to the conversion date. The Crown Bridge Note 3 is due April 2, 2020.

In July 2019, the Company received funds of approximately $35,000 pursuant to Power Up Note 10. Power Up Note 10 is a convertible promissory note in the amount of $38,000 with an original issue discount of $3,000. Power Up Note 10 bears interest at the rate of 12% per year and becomes convertible at any time following the 180th calendar day after the issue date at a price per share equal to 55% of the lowest trading price for the Company’s common stock for the twenty-five days prior to the conversion date.  The Power Up Note 10  is due April 30, 2020.

In July 2019, the Company issued 377,834 shares of common stock in connection with the conversion of $15,000 of principle due under the Power Up Note 5.

In July 2019, the Company issued 523,560 shares of common stock in connection with the conversion of $20,000 of principle due under the Power Up Note 5.

In July 2019, the Company issued 586,704 shares of common stock in connection with the conversion of $18,000 of principle due under the Power Up Note 5.

In July 2019, the Company issued 360,000 shares of common stock in connection with the conversion of $10,197 of principle due under the Crown Bridge Note 1.

In July 2019, the Company cancelled 300,000 shares of common stock held by its previous Chief Executive Officer.

In August 2019, the Company issued 1,000,000 shares of common stock in connection with the conversion of $29,050 of principal due under the Auctus Note.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to True Nature Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our software in a timely manner or at all, identify and acquire additional software products, manage our operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions and collaborative arrangements we may pursue; outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our operations and the business in general; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K and any other reports we file with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

Critical Accounting Policies

For the six months ended June 30, 2019, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

For the Three Months ended June 30, 2019 and 2018

Our total operating expenses for the three months period ended June 30, 2019 were $226,250.  For the comparable period in 2018, the operating expense was $276,026.  Operating expenses were comprised primarily of $103,984 in consulting fees, $40,105 in financial services and audit fees, $28,688 in compensation, $19,854 in travel, and $14,480 of insurance costs.

There was $164,504 of interest expense for the three months ended June 30, 2019, compared to $9,505 for the comparable period of 2018. Interest expense consisted of $138,101 in amortization of the discount on convertible debt; $20,473 of accrued interest; $3,680 of accrued interest to related parties, and $2,250 of interest imputed on related party debt.

The Company had a loss on conversion of accounts payable of $0 during the three months ended June 30, 2019, compared to a loss on conversion of accounts payable of $36,100 during the comparable period of 2018.

The Company had a loss on legal settlement in the amount of $26,924 during the three months ended June 30, 2019; there was no such transaction during the comparable period of 2018.

The Company had a loss on conversion of notes payable $58,935 during the three months ended June 30, 2019, compared to a loss on conversion of notes payable of $0 during the comparable period of 2018.

For the reasons above, the Company had a loss in the amount of $476,613 during the three months ended June 30, 2019, compared to a loss in the amount of $321,631 during the three months ended June 30, 2018.

For the Six Months ended June 30, 2019 and 2018

Our total operating expenses for the six months period ended June 30, 2019 were $447,501.  For the comparable period in 2018, the operating expense was $329,305.  Operating expenses were comprised primarily of compensation expense of $128,211, consulting fees of $148,936, financial services, legal, and audit fees of $83,090, travel of $29,247, and insurance of $26,570.

There was $324,901 of interest expense for the six months ended June 30, 2019, consisting of $261,035 of amortization of the discount on convertible debt, $37,475 of accrued interest, $4,500 of interest imputed on related party debt, $16,072 of prepayment penalties on notes payable, and $7,319 of interest accrued on related party debt. For the comparable period of 2018, the Company had interest expense of $16,666.

The Company had a loss on conversion of accounts payable of $0 during the six months ended June 30, 2019, compared to a loss on conversion of accounts payable of $36,100 during the comparable period of 2018.

The Company had a loss on legal settlement in the amount of $26,924 during the six months ended June 30, 2019; there was on such transaction during the comparable period of 2018.

The Company had a loss on conversion of notes payable $158,659 during the six months ended June 30, 2019, compared to a loss on conversion of notes payable of $0 during the comparable period of 2018.

For the reasons above, the Company had a loss in the amount of $957,985 during the six months ended June 30, 2019, compared to a loss in the amount of $382,071 during the six months ended June 30, 2018.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of June 30, 2019, we had a working capital deficit of $1,850,824.  Our working capital deficit is attributable to the fact that we have been implementing the Company’s business plan of development of software, and acquisition of various software and systems businesses.

During the six months ending June 30, 2019, the Company had net cash used in operating activities of $304,342.  This consisted of Company’s net loss of $957,985, offset by a loss on conversion of notes payable of $158,659, loss on legal settlement of $26,924, imputed interest expense of $4,500, amortization of the discount on notes payable of $261,035, stock-based compensation in the amount of $42,573, and the net change in the components of working capital in the net amount of $159,952.  The Company had cash provided by financing activities in the amount of $307,764 which consisted of the proceeds of notes payable in the amount of $313,558, less principal payments in the amount of $10,236. There was no cash provided by investing activities during the six months ended June 30, 2019. The following securities are currently in default: the Company’s Series C Debenture, in the principal and accrued interest amounts of $110,833 and $52,121, respectively; and the November 2014 Convertible Debenture (Series D), in the principal and accrued interest amounts of $11,333 and $6,340, respectively.

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

Recent Developments

Appointments to the Board

On May 22, 2019, the Company’s Board of Directors appointed Mr. Douglas Cole as a member of the Board, effective immediately. Mr. Cole (Doug), age 63, has served as the Chairman and CEO of American Battery Metals Corporation since August 2017. Doug has been a Partner with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Doug serves on the Board of Directors of eWellness Healthcare Corporation (OTC:EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. Currently, Doug sits on the Board of "People in Motion," a global data analytics company. He also sits on the Board of "Voise," an AI company specializing in linguistics. From 2000 to September 2005, he was the Director of Lair of the Bear, The University of California Alumni Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he founded and operated Great Bear Technology, a global media company, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995, Doug was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Doug became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley, mentoring early-stage technology companies.

Acquisition of Businesses and Financing

The Company has since 2017 developed plans for software, systems and consulting aimed at business development in the healthcare field. It has also invested significant time and effort in evaluating the use of telemedicine and kiosks for the delivery of health services into rural and other underserved markets. Lastly, it has individuals working full time on the design of telemedicine applications, with initial introduction into the veterinary markets, and into the human markets using the same software currently scheduled for Q4 of 2019. During the first quarter of 2019 we expanded our potential markets to include anywhere the ability to provide regulatory compliance is a valuable feature of the software solution, not unlike the needs in healthcare for HIPAA compliance and data security.

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

On June 13, 2019, the Company executed a Non-Binding Letter of Intent (“EPOS LOI”) for the potential acquisition of Power EPOS Limited, a U.K. based provider of certain software and systems to the hospitality industry (doing business as PowerEPOS) (“EPOS”). Under the terms of the EPOS LOI, the Company shall, at its option, purchase all of the issued and outstanding shareholder interests of EPOS, or its assets, in exchange for a combination of (i) shares of a newly issued non-convertible Series A Preferred (the “Series A”), which will be redeemable in 36 months and pay interest at a rate of ten percent (10%) per annum; and (ii) Common Stock equal to twenty percent (20%) of the outstanding shares of Common Stock of the Company, subsequent to closing (the “EPOS Acquisition”). The Company has begun a review of accounting and is preparing for an audit as a part of its due diligence process. There is no assurance that the EPOS Acquisition will be effectuated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the six months ended June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the six months ended June 30, 2019, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $241,828 on its balance sheet at December 31, 2018. The Company has negotiated a settlement to this claim subject to funding.

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $55,366 on its balance sheet at March 31. 2019 in connection with this claim. This claim was settled for a one-time payment of $5,000 made by a shareholder for the benefit of the Company on July 2, 2019.

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

TRUE NATURE HOLDING, INC.

Dated: August 14, 2019	By:	/s/ James Crone
James Crone
Interim Chief Executive Officer, President, and Interim Chief Financial Officer