Form 10-Q
period 2019-09-30
True Nature Holding, Inc.
filed 2019-11-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of November 11, 2019, 72,789,330 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TRUE NATURE HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$851	$1,304
Prepaid expenses	-	2,500
Total current assets	851	3,804
Total Assets	851	3,804

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	757,169	794,466
Accrued liabilities	283,414	117,085
Due to related parties	169,355	13,948
Accrued interest	86,626	60,381
Derivative liabilities	794,756	-
Notes payable	-	30,000
Convertible notes payable, net of discount of $255,872 and $86,520	207,246	247,590
Convertible note payable, in default	122,166	196,270
Note payable, related party - current portion	198,000	75,000
Total current liabilities	2,618,732	1,534,740

Notes payable, related party - non current portion	-	123,000

Total Liabilities	2,618,732	1,657,740

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 49,868,462 and 31,598,236 shares issued and outstanding as of September 30, 2019 and December 31, 2018	498,684	315,982
Additional paid-in capital	6,783,329	5,684,208
Stock payable	37,186	37,186
Accumulated deficit	(9,937,080)	(7,691,312)
Total (deficiency in) stockholders' equity	(2,617,881)	(1,653,936)

Total liabilities and stockholders' equity	$851	$3,804

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	433,322	565,259	880,823	894,564

Total operating expenses	433,322	565,259	880,823	894,564

Net Operating Loss	(433,322)	(565,259)	(880,823)	(894,564)

Other income (expense):
Interest expense	(832,417)	(22,739)	(1,157,318)	(39,405)
Loss on conversion of accounts payable	-	3,240	-	(32,860)
Loss on valuation of derivative liabilities	(69,611)	-	(69,611)	-
Gain on settlement of accounts payable	50,366	-	50,366	-
Loss on legal settlement	-	-	(26,924)	-
Loss on conversion of notes	(2,799)	-	(161,458)	-
Total other expense	(854,461)	(19,499)	(1,364,945)	(72,265)

Loss before provision for income taxes	(1,287,783)	(584,758)	(2,245,768)	(966,829)

Provision for income taxes	-	-	-	-

Net loss	$(1,287,783)	(584,758)	(2,245,768)	(966,829)

Net loss per share - basic	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Net loss per share - diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares outstanding - basic	43,360,914	25,094,466	36,446,415	23,228,812

Weighted average shares outstanding - diluted	43,360,914	25,094,466	36,446,415	23,228,812

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	FOR THE THREE MONTHS ENDED SEPTEMBER 30

	Common Stock			Stock	Accumulated
	Shares	Amount	APIC	Payable	Deficit	Total
Balance, June 30, 2018	24,210,997	$242,110	$5,068,865	$62,786	$(6,658,230)	$(1,284,469)
Stock issued for services	3,405,098	34,051	278,092	(25,600)	-	286,543
Stock issued as compensation	450,000	4,500	23,750	12,850	-	41,100
Stock issued for accounts payable	931,901	9,319	67,732	-	-	77,051
Discount on notes payable due to conversion feature	-	-	9,000	-	-	9,000
Imputed interest	-	-	2,250	-	-	2,250
Net loss for the period	-	-	-	-	(584,758)	(584,758)
Balance, September 30, 2018	28,997,996	$289,980	$5,449,689	$50,036	$(7,242,988)	$(1,453,283)

Balance, June 30, 2019	39,077,529	$390,774	$6,370,513	$37,186	$(8,649,297)	$(1,850,824)
Stock issued to employees subject to vesting	1,975,000	19,750	(7,520)	-	-	12,230
Vesting of shares	-	-	104,465	-	-	104,465
Stock issued for conversion of note payable	9,115,933	91,160	111,601	-	-	202,761
Settlement of derivative liabilities	-	-	203,730	-	-	203,730
Cancellation	(300,000)	(3,000)	3,000	-	-	-
Imputed interest	-	-	2,250	-	-	2,250
Net loss for the period	-	-	-	-	(1,287,783)	(1,287,783)
Balance, September 30, 2019	49,868,462	$498,684	$6,783,329	$37,186	$(9,937,080)	$(2,617,881)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30

	Common Stock			Stock	Accumulated
	Shares	Amount	APIC	Payable	Deficit	Total
Balance, December 31, 2017	18,930,874	$189,309	$4,659,713	$39,886	$(6,276,159)	$(1,387,251)
Stock issued for services	6,510,726	65,107	483,161	(25,600)	-	522,668
Stock issued as comp	2,097,431	20,974	173,789	12,850	-	207,613
Discount on notes payable	-	-	9,000	-	-	9,000
Stock issued for accounts payable	1,458,965	14,590	117,276	-	-	131,866
Stock to be issued	-	-	-	22,900	-	22,900
Imputed interest	-	-	6,750	-	-	6,750
Net loss for the period	-	-	-	-	(966,829)	(966,829)
Balance, September 30, 2018	28,997,996	$289,980	$5,449,689	$50,036	$(7,242,988)	$(1,453,283)

Balance, December 31, 2018	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)
Stock issued for services	200,000	2,000	15,480	-	-	17,480
Stock issued for conversion of notes payable	14,394,002	143,940	414,230	-	-	558,170
Discount on notes payable due to conversion feature	-	-	223,087	-	-	223,087
Settlement of derivative liabilities	-	-	203,730	-	-	203,730
Discount on notes payable due to warrants	-	-	34,500	-	-	34,500
Cancellation of shares	(700,000)	(7,000)	7,000	-	-	-
Stock to employees, subject to vesting	2,975,000	29,750	(17,520)	-	-	12,230
Stock in legal settlement	1,401,224	14,012	87,016	-	-	101,028
Vesting of shares	-	-	124,848	-	-	124,848
Imputed interest	-	-	6,750	-	-	6,750
Net loss for the period	-	-	-	-	(2,245,768)	(2,245,768)
Balance, September 30, 2019	49,868,462	$498,684	$6,783,329	$37,186	$(9,937,080)	$(2,617,881)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,245,768)	$(966,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of notes payable to common stock	161,458	-
Loss on legal settlement	26,924	-
Gain on settlement of accounts payable	(50,366)	-
Loss on conversion of accrued expenses	-	32,860
Shares issued for extension of note payable
Imputed interest	6,750	6,750
Amortization of discount on notes payable	603,861	1,529
Derivative expense	460,375	-
Revaluation of derivative liabilities	69,611	-
Stock based compensation	154,558	359,280
Changes in assets and liabilities:
Prepaid expenses	2,500	11,000
Accounts payable	18,069	361,917
Accrued liabilities	166,329	67,348
Deferred revenue	-	1,000
Due to related parties	150,407	(24,563)
Accrued interest	57,017	17,224

Net cash (used in) operating activities	(418,275)	(132,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	428,058	75,000
Principal payments on notes payable	(10,236)	-
Advances from related parties	-	66,594

Net cash provided by financing activities	417,822	141,594

Net increase (decrease) in cash and cash equivalents	(453)	9,110

Cash and cash equivalents at beginning of period	1,304	-

Cash and cash equivalents at end of period	$851	$9,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,236	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$-	$501,907
Consulting fees prepaid with note payable and stock		$30,000
Par value of shares returned for cancellation	$7,000	$-
Stock issued for debt conversion	$363,285	$-
Stock issued for legal settlement	$74,104	$-
Discount due to warrants	$34,500	$-
Beneficial conversion feature	$223,087	$-
Debt issued to related party for settlement of accounts payable	$5,000	$-
Settlement of derivative liabilities	$203,730	$-
Discount on notes payable due to derivative liabilities	$470,000	$-
Accrued interest converted to equity	$26,330	-
Convertible debt issued for settlement of accounts payable	$-	$25,000

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

Our business during 2018, which has continued into 2019 is focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market. We announced plans for a portfolio of health care technology companies focused on, but not limited to the following areas: population health management, POS/Data gathering solutions, electronic health records optimization, healthcare IT solutions, technology and artificial intelligence to improve outcomes, HIPAA security and augmentation using virtual care. We are developing, and seeking to acquire, integrate and deploy scalable technology solutions that reduce cost, improve care and increase efficiency. Our core product, a personal healthcare records application called SimpleHIPAA and SimpleHIPAA for Vets and Pets is in final testing with our initial client.

While this focus continues, we are also evaluating other applications, generally, but not exclusively in the healthcare area. We believe that new technologies such as voice recognition, virtual reality and robotics will all provide excellent vehicles to update traditional information management systems and will find quick acceptance in the healthcare field as well as other large and more traditional markets. We believe the need for compliance in other industries, similar to the need in healthcare for HIPAA and data security represents opportunity for growth over and above our healthcare efforts.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Derivative Financial Instruments- Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities.

The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the three months ended September 30, 2019:

-	The stock prices of $0.0807 to $0.0290 in these periods would fluctuate with the Company projected volatility;

-

The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note or warrant ranged from 129.7% through 318.2% at derivative treatment, issuance, conversion, exercise, and quarters ends. The Company continues to trade with high volatility;

-	The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company was not in default.

-

The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default. The Holder would automatically convert the note early based on ownership or trading volume limitations and the Company would redeem the unconverted balances at maturity.

-

A change of control and fundamental transaction would occur initially 0% of the time and increase monthly by 0% to a maximum of 0% – based on management being in control and no desire to sell the Company.

-

A reset event would adjust the Notes conversion price triggered by either a capital raise; stock issuance; settlement; or conversion/exercise. The reset events are projected to occur on 3 months following the date of valuation 12/31/19.

-	For the variable rate Notes (39% or 45% discount), the Holder would convert with effective discount rates of 43.49% to 48.55% (based on the lookback terms).

-

The Company would redeem the notes at maturity if the conversion value was less than the payment with penalties. During the period redemption is projected 0% of the time, increasing 0% per month to a maximum of 0%.

-	The cash flows are discounted to net present values using risk free rates. Discount rates were based on risk free rates in effect based on the remaining term.

-	An event of default would occur 10% of the time, increasing 0% per month to a maximum of 10%.

-	No Warrants expired nor were exercised in this period.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented. As of September 30, 2019, the Company had outstanding 1,425,000 warrants, 67,879 options, and 36,135,065 shares issuable pursuant to convertible debt which were excluded from the calculation of diluted net loss; as of December 31, 2018, the Company had outstanding 1,167,653 warrants and 67,879 options excluded from the calculation of diluted net loss.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.  The following table reflects the deferred tax asset balance at September 30, 2019:

September 30, 2019
Deferred tax Asset	$780,983
Less: valuation allowance	(780,983)
Net deferred tax asset	$-

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

Note 3 – Financial Condition and Going Concern

As of September 30, 2019, the Company had cash of $851, current liabilities of $2,618,732, and has incurred a loss from operations. True Nature Holding’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company develops solutions in a) healthcare records, b) the sale of applications in the health and wellness area from 3rd parties in addition to its own developed products. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 4 – Related Party Transactions

Nine months ended September 30, 2019:

On March 11, 2019, the Company issued 100,000 shares of common stock to its President as compensation and charged the fair value in the amount of $8,740 to operations.

On March 11, 2019, the Company issued 100,000 shares of common stock to a board member as compensation and charged the fair value in the amount of $8,740 to operations.

On July 29,2019, the Company cancelled 300,000 shares of common stock previously issued to its former President. The par value of these shares in the amount of $3,000 was charged to paid-in capital during the three months ended September 30, 2019.

On August 10, 2019, the Company issued 1,000,000 shares of common stock with a fair value of $60,000 to a board member pursuant to a director advisory agreement. The fair value of these shares will be recognized ratably over the vesting period; during the three months ended September 30, 2019, the amount of $37,054 was charged to operations in connection with these shares.

On August 10, 2019, the Company issued 775,000 shares of common stock with a fair value of $46,500 to a board member pursuant to a director advisory agreement. The fair value of these shares will be recognized ratably over the vesting period; during the three months ended September 30, 2019, the amount of $28,325 was charged to operations in connection with these shares.

On August 10, 2019, the Company issued 200,000 shares of common stock with a fair value of $12,000 to a board member pursuant to a director advisory agreement. The fair value of these shares will be recognized ratably over the vesting period; during the three months ended September 30, 2019, the amount of $12,000 was charged to operations in connection with these shares.

During the nine months ended September 30, 2019, the Company accrued the amount of $2,875 in connection with the vested portion of a common stock award granted to its President.

At September 30, 2019, the Company has the following amounts due to related parties:

●	Due to shareholders for consulting services, accounts payable paid on behalf of the Company, and accrued interest: $169,355

●	Note payable in the amount of $75,000 related to reclassification of accounts payable (see note 5, “July 2017 Note”)

●	Note payable in the amounts of $65,000 related to consulting services provided (see note 5, “Consulting Services Note”)

●	Note payable in the amounts of $58,000 related to accounts payable paid on behalf of the Company (see note 5, “Trade Payables Note”)

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

On April 23, 2018, the Company issued 500,000 shares of common stock to its President, subject to certain vesting conditions:  (i) 100,000 shares vest when the President has been employed 90 days from the effective date of the employment agreement; (ii) 100,000 shares vest when the President has been employed one year from the effective date of the employment agreement; (iii) 100,000 shares vest when the President has been employed two years from the effective date of the employment agreement; (iv) 100,000 shares vest when the Company completes a capital raise of $2,000,000; (v) 100,000 shares vest when the Company reports $20,000,000 in gross revenue.  The Company valued the shares at the fair market value of $0.10 per share, or a total value of $50,000. During the three months ended September 30, 2018, the total amount of $13,740 was charged to operations pursuant to the various vesting conditions. On September 18, 2018, the Company accepted the resignation of its President, and 400,000 of these shares were forfeited.

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

The Company accrued officer’s compensation during the nine months ended September 30, 2018 in the amount of $50,000 and imputed interest expense of $4,500 on a note payable to a related party in the amount of $75,000 (see note 5).

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

Note 5 – Debt

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the nine months ended September 30, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. The Company accrued interest in the amount of $4,261 on this note during the nine months ended September 30, 2019. At September 30, 2019, the principal amount of the March 2016 Convertible Note A was $45,000 and accrued interest was $5,740.

Pursuant to the terms of the Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of the Convertible Note A until its maturity on September 16, 2016 at which time the Company was obligated to repay the full principal amount of the Convertible Note A. The Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at price of $1.00 per share, and throughout the duration of the note, the holder has the right to participate in any financing the Company may engage in upon the same terms and conditions as all other investors. The Company allocated the face value of the Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $18,750 was recorded as a discount against the note.

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the nine months ended September 30, 2019.

August 2014 Convertible Debentures (Series C)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Company accrued interest in the amount of $8,328 on this note during the nine months ended September 30, 2019. As of September 30, 2019, the carrying value of this Series C Debenture was $110,833 and accrued interest expense was $54,915. The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Company accrued interest in the amount of $1,022 on this note during the nine months ended September 30, 2019. As of September 30, 2019, the carrying value of the Series D Debenture was $11,333 and accrued interest was $6,683.   The Series D Debenture is currently in default.

Short Term Loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. During the nine months ended September 30, 2019, principal in the amount of $74,104 was converted into 1,401,224 shares of common stock; a loss in the amount of $16,955 was recorded on this transaction. The principal balance due under this note was $0 at September 30, 2019.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. During the nine months ended September 30, 2019, the Company imputed interest in the amount of $6,750 on the July 2017 Note.

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provides business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest are due on January 26, 2019. During the nine months ended September 30, 2019, the Company accrued interest in the amount of $1,776 on the July 2018 RU Promissory Note. During the nine months ended September 30, 2019, the Company converted principal and accrued in the amounts of $30,000 and $3,344, respectively, into an aggregate of 400,000 shares of common stock; a loss in the amount of $2,637 was recorded on this transaction. The principal balance due under this note was $0 at September 30, 2019.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On January 1, 2019, the Power Up Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $9,032; $9,032 of this amount was charged to interest expense during the nine months ended September 30, 2019. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $2,077 of this amount was charged to interest during the year ended nine months ended September 30, 2019. During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. The Company accrued interest in the amount of $58 on this note during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company paid the remaining principal and accrued interest in the amount of $10,236 and $58, respectively, along with a prepayment penalty in the amount of $16,072 on the Power Up Note 1; The principal balance due under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On February 5, 2019, the Power Up Note 2 became convertible; there was no discount associated with the conversion feature of Power Up Note 2. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; $3,000 was amortized to interest expense during the nine months ended September 30, 2019. During the nine months ended September 30, 2019 the Company also recorded a discount to the Power Up Note 2 in the amount of $32,500 related to a beneficial conversion feature; this amount was charged to operations during the nine months ended September 30, 2019.  During the nine months ended September 30 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 624,993 shares of the Company’s common stock. The Company recognized a loss in the amount of $34,101 on these conversions which was charged to operations during the nine months ended September 30, 2019. The Company accrued interest in the amount of $418 on the Power Up Note 2 during the nine months ended September 30, 2019. The principal balance due under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matured on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On March 17, 2019, the Power Up Note 3 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $38,000; $38,000 of this amount was charged to interest expense during the nine months ended September 30, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; $3,000 was amortized to interest expense during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal and accrued interest in the amount of $38,000 and $2,280, respectively, were converted into a total of 1,173,632 shares of the Company’s common stock. The Company recognized a loss in the amount of $45,724 on these conversions which was charged to operations during the nine months ended September 30, 2019. The Company accrued interest in the amount of $1,592 on Power Up Note 3 during the nine months ended September 30, 2019. The principal balance under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On May 8, 2019, the Power Up Note 4 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $33,000; $33,000 of this amount was charged to interest expense during the nine months ended September 30, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $3,000 was amortized to interest expense during the nine months ended September 30, 2019. The Company accrued interest in the amount of $976 on Power Up Note 4 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 1,619,444 shares of the Company’s common stock. The Company recognized a loss in the amount of $63,443 on these conversions which was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Pursuant to the terms of the note, the interest rate was raised to 24% effective August 27, 2019, on the portion of principal that had not been paid by the due date of the note. Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to the higher of the variable conversion price or $0.00003 per share.  The variable conversion price shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five-year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $39,595, and recorded this amount as a discount to the Auctus Note; $39,595 of this amount was amortized to interest expense during the nine months ended September 30, 2019. On May 25, 2019, the Auctus Note became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $93,291; $93,291 of this amount was charged to interest expense during the nine months ended September 30, 2019. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $13,500 was amortized to interest expense during the nine months ended September 30, 2019. The Company accrued interest in the amount of $10,685 on the Auctus Note during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability existed in connection with the variable rate conversion feature of the Auctus Note. The derivative liability related to the conversion feature was valued at $153,405, and the derivative liability related to the warrants was valued at $39,595; these amounts were charged to operations during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal and accrued interest in the amount of $56,587 and $11,048, respectively, along with fees in the amount of $1,000, were converted into a total of 2,600,000 shares of the Company’s common stock. The Company recognized a loss in the amount of $29,670 on these conversions which was charged to operations during the nine months ended September 30, 2019. The remaining principal balance under this note was $68,413 at September 30, 2019.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019. Pursuant to the terms of the note, the interest rate was raised to 24% effective September 20, 2019, on the portion of principal that was not paid by the due date of the note. Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 140%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five-year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500 and recorded this amount as a discount to the Crown Bridge Note 1; $34,500 of this amount was amortized to interest expense during the nine months ended September 30, 2019. On June 17, 2019, the Crown Bridge Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $22,039; $22,039 of this amount was charged to interest expense during the nine months ended September 30, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1; $5,500 was amortized to interest expense during the nine months ended September 30, 2019. The Company accrued interest in the amount of $3,127 on the Crown Bridge Note 1 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal in the amount of $19,295 and fees in the amount of $500 were converted into a total of 700,000 shares of the Company’s common stock. The Company recognized a loss in the amount of $7,694 on this conversion which was charged to operations during the nine months ended September 30, 2019. On July 1, 2019, the Company determined that a derivative liability with a fair value of $44,325 existed in connection with the beneficial conversion feature of the Crown Bridge Note 1 and charged this amount to interest expense during the nine months ended September 30, 2019. The remaining principal balance under this note was $20,705 at September 30, 2019.

Consulting Services Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $5,834 in interest on the Consulting Services Note during the nine months ended September 30, 2019. The principal balance under this note was $65,000 at September 30, 2019.

Trade Payables Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $5,205 in interest on the Trade Payable Note during the nine months ended September 30, 2019. The principal balance under this note was $58,000 at September 30, 2019.

Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000. The Power Up Note 5 entitles the holder to 12% interest per annum and matures on October 31, 2019.  Under the Power Up Note 5, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 5, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 5 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 5 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 5, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 5; $3,000 was amortized to interest expense during the nine months ended September 30, 2019. On July 1, 2019, the Power Up Note 5 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $50,000; $50,000 of this amount was charged to interest expense during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal and accrued interest in the amount of $53,000 and $3,180, respectively, were converted into a total of 1,488,098 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $3,289 on the Power Up Note 5 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $53,681 existed in connection with the variable rate conversion feature of the Power Up Note 5. $53,000 of this amount was charged to discount on the Power Up Note 5, and $681 was charged to interest expense. $53,000 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000. The Power Up Note 6 entitles the holder to 12% interest per annum and matures on November 30, 2019.  Under the Power Up Note 6, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 6, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 6 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 6 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 6; $3,000 was amortized to interest expense during the nine months ended September 30, 2019. On August 10, 2019, the Power Up Note 6 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $45,000; $45,000 of this amount was charged to interest expense during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal and accrued interest in the amount of $48,000 and $2,880, respectively, were converted into a total of 2,106,210 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest on the Power Up Note 6 in the amount of $2,998 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $48,844 existed in connection with the variable rate conversion feature of the Power Up Note 6. $48,000 of this amount was charged to discount on the Power Up Note 6, and $844 was charged to interest expense. $48,000 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the principal amount of $40,000. The Crown Bridge Note 2 entitles the holder to 12% interest per annum and matures on December 4, 2019.  Under the Crown Bridge Note 2, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 2, at a price equal to the higher of the variable conversion price or $0.00004 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 2 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 2, there shall be no further right of prepayment. In connection with the Crown Bridge Note 2, the Company issued five-year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500 and recorded this amount as a discount to the Crown Bridge Note 2; $26,346 of this amount was amortized to interest expense during the nine months ended September 30, 2019. On August 31, 2019, the Crown Bridge Note 2 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $3,053; $960 of this amount was charged to interest expense during the nine months ended September 30, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 2; $5,500 of this amount was amortized to interest expense during the nine months ended September 30, 2019. The Company accrued interest expense in the amount of $3,971 on the Crown Bridge Note 2 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $53,681 existed in connection with the variable rate conversion feature of the Crown Bridge Note 2. $53,000 of this amount was charged to discount on the Crown Bridge Note 2, and $15,863 was charged to interest expense. $17,069 of the discount was charged to operations during the nine months ended September 30, 2019. The remaining principal balance under this note was $40,000 at September 30, 2019.

Power Up Note 7

On March 18, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 7”) in the aggregate principal amount of $43,000. The Power Up Note 7 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 7, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 7, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 7 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 7 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note , then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 7, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 7; $3,000 was amortized to interest expense during the nine months needed September 30, 2019. On September 14, 2019, the Power Up Note 7 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $40,000; $40,000 of this amount was charged to interest expense during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, principal and accrued interest in the amount of $43,000 and $2,580, respectively, were converted into a total of 3,561,625 shares of the Company’s common stock. The Company recognized a loss in the amount of $20 in connection with these conversions. The Company accrued interest in the amount of $2,675 on the Power Up Note 7 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $44,139 existed in connection with the variable rate conversion feature of the Power Up Note 7. $43,000 of this amount was charged to discount on the Power Up Note 7, and $1,139 was charged to interest expense. $43,000 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $0 at September 30, 2019 as this note has been fully satisfied.

Power Up Note 8

On April 1, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 8”) in the aggregate principal amount of $53,000. The Power Up Note 8 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 8, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 8 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 8, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 8 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 8 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 8, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 1405. After the 180th day following the issuance of the Power Up Note 8, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 8; $1,815 was amortized to interest expense during the nine months needed September 30, 2019. On September 23, 2019, the Power Up Note 8 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $50,000; $2,716 of this amount was charged to interest expense during the nine months ended September 30, 2019. The Company accrued interest in the amount of $3,089 on the Power Up Note 8 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $54,404 existed in connection with the variable rate conversion feature of the Power Up Note 8. $53,000 of this amount was charged to discount on the Power Up Note 8, and $1,404 was charged to interest expense. $14,324 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $53,000 at September 30, 2019.

Power Up Note 9

On May 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 9”) in the aggregate principal amount of $33,000. The Power Up Note 9 entitles the holder to 12% interest per annum and matures on February 28, 2020.  Under the Power Up Note 9, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 9 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 9, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 9 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 9 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 9, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 9, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 9; $911 was amortized to interest expense during the nine months needed September 30, 2019. The Company accrued interest in the amount of $1,660 on the Power Up Note 9 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $34,196 existed in connection with the variable rate conversion feature of the Power Up Note 9. $33,000 of this amount was charged to discount on the Power Up Note 9, and $1,196 was charged to interest expense. $7,445 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $33,000 at September 2019.

BHP Note

On June 4, 2019, the Company entered into a securities purchase agreement with BHP Capital NY, Inc., a New York corporation (“BHP”), pursuant to which BHP agreed to purchase a Convertible Promissory Note (the “BHP Note”) in the principal amount of $38,500.   The BHP Note the holder to 10% interest per annum and matures on March 4, 2020.  In the event the Company prepays the BHP Note beginning on the issuance date through the 180th day following the issuance date, the Company must pay BHP all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the issuance date, there is no further right of prepayment by the Company. BHP has no right of conversion under the BHP Note for a period of 180 days commencing on the issuance date. In the event the Company has not paid the BHP Note in full prior to 180 days from the issuance date, BHP may convert all or a portion of the outstanding principal of the BHP Note into shares of the Company’s common stock at a price per share at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading-day period ending on the last complete trading day prior to the date of conversion. BHP may not convert the BHP Note to the extent that such conversion would result in beneficial ownership by BHP and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The BHP Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the BHP Note, at the option of BHP, it may consider the BHP Note immediately due and payable. The Company recorded an original issue discount in the amount of $5,500 in connection with the BHP Note; $2,358 was amortized to interest expense during the nine months needed September 30, 2019. The Company accrued interest in the amount of $1,493 on the BHP Note during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $73,886 existed in connection with the variable rate conversion feature of the BHP Note. $38,500 of this amount was charged to discount on the BHP Note, and $35,386 was charged to interest expense. $8,440 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $38,500 at September 30, 2019.

Armada Note

On June 10, 2019, the Company entered into a securities purchase agreement with Armada Investment Fund, LLC (“Armada”) pursuant to which Armada agreed to purchase a convertible promissory note (the “Armada Note”) in the aggregate principal amount of $38,500. The Armada Note the holder to 10% interest per annum and matures on March 10, 2020.  In the event the Company prepays the Armada Note beginning on the issuance date through the 180th day following the Armada Issuance Date, the Company must pay Armada all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the Armada Issuance Date, there is no further right of prepayment by the Company. Armada has no right of conversion under the Armada Note for a period of 180 days commencing on the Armada Issuance Date. In the event the Company has not paid the Armada Note in full prior to 180 days from the Armada Issuance Date, Armada may convert all or a portion of the outstanding principal of the Armada Note into shares of the Company’s common stock at a price per share equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading-day period ending on the last complete trading day prior to the date of conversion. Armada may not convert the Armada Note to the extent that such conversion would result in beneficial ownership by Armada and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The Armada Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the Armada Note, at the option of Armada, it may consider the Armada Note immediately due and payable. The Company recorded an original issue discount in the amount of $3,000 in connection with the Armada Note; $1,007 was amortized to interest expense during the nine months needed September 30, 2019. The Company accrued interest in the amount of $1,417 on the Armada Note during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $73,256 existed in connection with the variable rate conversion feature of the Armada Note. $38,500 of this amount was charged to discount on the Armada Note, and $34,756 was charged to interest expense. $8,161 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $38,500 at September 30, 2019.

Crown Bridge Note 3

On July 2, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 3”) in the principal amount of $40,000. The Crown Bridge Note 3 entitles the holder to 12% interest per annum and matures on December 29, 2019.  Under the Crown Bridge Note 3, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 3, at a price equal to the 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 3 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 3, there shall be no further right of prepayment. In connection with the Crown Bridge Note 3. The Company recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 3; $1,800 of this amount was amortized to interest expense during the nine months ended September 30, 2019. The Company accrued interest expense in the amount of $1,184 on the Crown Bridge Note 3 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $57,346 existed in connection with the variable rate conversion feature of the Crown Bridge Note 3. $40,000 of this amount was charged to discount on the Crown Bridge Note 3, and $17,346 was charged to interest expense. $7,367 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $40,000 at September 30, 2019.

Power Up Note 10

On July 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 10”) in the aggregate principal amount of $38,000. The Power Up Note 10 entitles the holder to 12% interest per annum and matures on April 30, 2020.  Under the Power Up Note 10, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 10 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 10, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 10 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 10 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 10, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 10, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 10; $827 was amortized to interest expense during the nine months needed September 30, 2019. The Company accrued interest in the amount of $1,012 on the Power Up Note 10 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $40,033 existed in connection with the variable rate conversion feature of the Power Up Note 10. $38,000 of this amount was charged to discount on the Power Up Note 10, and $2,033 was charged to interest expense. $4,684 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $38,000 at September 30, 2019

Power Up Note 11

On September 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 11”) in the aggregate principal amount of $45,000. The Power Up Note 11 entitles the holder to 12% interest per annum and matures on July 15, 2020.  Under the Power Up Note 11, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 11 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 11, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 11 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 11 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 11, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 11, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 11; $176 was amortized to interest expense during the nine months needed September 30, 2019. The Company accrued interest in the amount of $444 on the Power Up Note 11 during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company determined that a derivative liability in the amount of $47,187 existed in connection with the variable rate conversion feature of the Power Up Note 11. $45,000 of this amount was charged to discount on the Power Up Note 11, and $2,187 was charged to interest expense. $2,638 of the discount was charged to operations during the nine months ended September 30, 2019. The principal balance under this note was $45,000 at September 30, 2019.

Note 6 – Derivative Liabilities

Certain of the Company’s convertible notes contain conversion features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative components of these notes are valued at issuance, at conversion, at restructure, and at each period end.

Derivative liability activity for the nine months ended September 30, 2019 is summarized in the table below:

December 31, 2019	$-
Conversion features issued	780,565
Warrants issued	148,310
Debt converted	(203,730)
Loss on revaluation	69,611
September 30, 2019	$794,756

Note 7 – Stockholders’ Deficit

Shares for Stock Based Compensation

During the nine months ending September 30, 2019, the Company issued 200,000 restricted shares of the Company’s common stock at valued $17,480 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.  Also, during the nine months ended September 30, 2019, the Company issued 2,975,000 shares of common stock to employees, subject to vesting provisions, pursuant to employment agreements. The par value of these shares in the amount of $29,750 was credited to paid-in capital. During the nine months ended September 30, 2019, the Company charged the amount of $154,558 to paid-in capital representing the vesting of shares issued to employees.

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

Shares issued for notes payable

During the nine months ended September 30, 2019, the Company issued, in 24 transactions, a total of 14,394,002 shares in connection with the conversion of notes payable principal, accrued interest, and fees in the aggregate amounts of $368,882 and $26,330, and $1,500, respectively; a loss in the aggregate amount of $161,458 was recognized on these transactions (see note 5).

During the nine months ending September 30, 2018, the Company issued 150,000 restricted shares of common stock valued at $13,850 for an extension of the term of a note payable.

Shares issued for conversion of accounts payable

During the nine months ended September 30, 2019, the Company did not issue any shares to settle accounts payable.

During the nine months ending September 30, 2018, the Company issued 5,817,122 shares valued at $534,767 to settle outstanding accounts payable. There was a loss on the transaction of $32,860 because the fair value of the issuance exceeded the fair value of the accounts payable settled.

Stock returned for cancellation

During the nine months ended September 30, 2019, the Company cancelled an aggregate 700,000 shares of common stock issued to former executive officers.

During the nine months ended September 30, 2018. there were no cancellations of common stock.

Shares issued for legal settlement

During the nine months ended September 30, 2019, the Company issued 1,401,224 shares of common stock in connection with the settlement of a note payable in the amount of $74,104. The Company recorded a loss in the amount of $26,924 in connection with this transaction.

During the nine months ended September 30, 2018. there were no shares issued in connection with a legal settlement.

Note 8 – Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	$-
Granted	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2018	67,879	$21.40	4.17	-

Granted	-	-	-	-
Cancelled	-	-	-	-
Outstanding at September 30, 2019	67,879	$21.40	3.42	$-

Exercisable at September 30, 2019	67,879	$21.40	3.42	$-

Note 9 – Stock Warrants

A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.00
Granted	1,025,000	0.10	4.93
Expired	-	-	-

Outstanding at December 31, 2018	1,167,653	$2.18	4.36

Granted	400,000	0.10	4.50
Expired	(142,653)	17.42	-
Outstanding at September 30, 2019	1,425,000	$0.10	4.50

Exercisable at September 30, 2019	1,425,000	$0.10	4.25

Note 10 – Commitments and Contingencies

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

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. On July 3, 2019 the Company settled this matter with a $5,000 payment made by a shareholder for the benefit of the Company, and the Company recorded a gain on settlement in the amount of $50,366.

Note 11 – Subsequent Events

Issuance of Common Stock

In October and November 2019, the Company issued a total of 18,820,868 shares of common stock in eleven transactions in connection with the conversion of convertible notes payable. The conversions were made pursuant to the terms of the original agreements.

In October 2019, the Company issued 100,000 shares of common stock with a fair value of $2,000 to a service provider.

In October 2019, the Company issued 2,000,000 shares of common stock, subject to vesting conditions, to its Chief Executive Officer. This grant consisted of 1,000,000 shares for services as a member of the Board of Directors, and an additional 1,000,000 shares for services as an officer of the Company. The fair value of these shares was $60,000.

In October 2019, the Company issued 2,000,000 shares of common stock, subject to vesting conditions, to its President and Chief Operating Officer. This grant consisted of 1,000,000 shares for services as a member of the Board of Directors, and an additional 1,000,000 shares for services as an officer of the Company. The fair value of these shares was $60,000.

Appointment of Officers

On October 3, 2019 the Company announces the appointment of Ms. Julie R. Smith as a member of its Board of Directors and President & COO. Ms. Smith, age 54, is an experienced Senior Executive and Board Member who has held multiple leadership positions for both public and private entities.  Most recently she was President and CEO at HOMEWATCH CARE GIVERS, LLC (www.homewatchcaregivers.com), a $150 million per year franchise network operating in 7 countries which provides services within the healthcare continuum. Prior to that she held senior positions in the educational arena with stints at Lincoln Education Services (www.lincolnedu.com) and The Princeton Review (www.princetonreview.com). Julie attained her MBA in International Management from the Thunderbird School of Global Management and a BA in Business from the University of Denver, Daniels College of Business.  She resides in Denver, Colorado and will operate from the Company’s new Denver office and will be focused on the acquisition and integration of new operations. Ms. Smith will receive a salary of $250,000 per annum for services as President, and $5,000 per month for services as a board member. Ms. Smith will also receive, subject to vesting provisions, an initial grant of 1,000,000 shares of the Company’s restricted stock for services as a member of the Board of Directors, and an additional 1,000,000 shares for services as an officer of the Company. NOTE: Since Ms. Smith has moved into her officer role, the Board stipend has been discontinued in favor of her compensation as an officer.

On October 7, 2019 the Company announces the appointment of Mr. Lawrence Diamond to its Board of Directors, and as CEO to its senior management team. Mr. Diamond, age 56, was most recently CEO of Intelligere Inc., a supplier of interpretation and translation for 73 languages to health care providers. Prior to that role he was COO of PointRight, Inc., a leading healthcare analytics firm specializing in long-term and post-acute care using predictive analytics for skilled nursing, home health, Medicare & Medicaid payers, hospitals, and ACOs. While VP of Insignia Health he grew their business internationally and domestically providing population health engagement via their validated program (Patient Activation Measure, PAM) and SaaS-based population health-coaching. He led strategic planning and sales at American Telecare, an innovator of telemedicine enabled clinical services and medical devices that improve cost and quality. He was VP at Ubiquio Corporation, Inc., an innovator in mobile technology and services which was acquired by Mobile Planet, after an eight-year stint at UnitedHealth Group, where he was Vice President driving their Medicare Advantage, pharmacy products, health plan operations, and M&A. He began his career at Merrill Lynch in private client banking.  He earned his M.B.A. at the University of Minnesota, and his B.S., Business Administration, at the University of Richmond. Mr. Diamond will receive a salary of $250,000 per annum for services as Chief Executive Officer, and $5,000 per month for services as a board member. Mr. Diamond will also receive, subject to vesting provisions, an initial grant of 1,000,000 shares of the Company’s restricted stock for services as a member of the Board of Directors, and an additional 1,000,000 shares for services as an officer of the Company. NOTE: Since Mr. Diamond has moved into his officer role, the Board stipend has been discontinued in favor of his compensation as an officer.

Resignation of Officer

Effective October 8, 2019 Mr. Jim Crone has resigned all positions with the Company in order to pursue other opportunities. There were no disagreements with Mr. Crone.

In October 2019, the Company received funds of approximately $53,000 pursuant to Power Up Note 12. Power Up Note 12 is a convertible promissory note in the amount of $53,000. Power Up Note 12 bears interest at the rate of 12% per year and becomes convertible at any time following the 180th calendar day after the issue date at a price per share equal to 55% of the lowest trading price for the Company’s common stock for the twenty-five days prior to the conversion date.  The Power Up Note 12 is due August 15, 2020.

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

Company Overview

Our business during 2018, which has continued into 2019 is focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market. We announced plans for a portfolio of health care technology companies focused on, but not limited to the following areas: population health management, POS/Data gathering solutions, electronic health records optimization, healthcare IT solutions, technology and artificial intelligence to improve outcomes, HIPAA security and augmentation using virtual care. We are developing, and seeking to acquire, integrate and deploy scalable technology solutions that reduce cost, improve care and increase efficiency. Our core product, a personal healthcare records application called SimpleHIPAA and SimpleHIPAA for Vets and Pets is in final testing with our initial client.

While this focus continues, we are also evaluating other applications, generally, but not exclusively in the healthcare area. We believe that new technologies such as voice recognition, virtual reality and robotics will all provide excellent vehicles to update traditional information management systems and will find quick acceptance in the healthcare field as well as other large and more traditional markets. We believe the need for compliance in other industries, similar to the need in healthcare for HIPAA and data security represents opportunity for growth over and above our healthcare efforts.

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

Critical Accounting Policies

For the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

For the Three Months ended September 30, 2019 and 2018

Our total operating expenses for the three months period ended September 30, 2019 were $433,322.  For the comparable period in 2018, the operating expense was $565,259.  Operating expenses were comprised primarily of $234,741 in compensation (including $111,985 in non-cash compensation), and $138,250 in consulting fees.

There was $832,417 of interest expense for the three months ended September 30, 2019, compared to $22,739 for the comparable period of 2018. Interest expense consisted of $460,375 of derivatives in excess of the discount on convertible debt, $344,326 in amortization of the discount on convertible debt; $21,746 of accrued interest; $3,720 of accrued interest to related parties, and $2,250 of interest imputed on related party debt.

The Company had a gain on conversion of accounts payable to common stock in the amount of $3,240 during the three months ended September 30, 2018; there was no comparable transaction during the current period; there was also a loss on conversion of notes payable to common stock in the amount of $2,799 during the three months ended September 30, 2019; there was no such comparable transaction during the prior period.

The Company had a gain on settlement of accounts payable of $50,366 during the three months ended September 30, 2019; there was no comparable transaction during the three months ended September 30, 2018.

The Company recognized a loss on the revaluation of derivative liabilities in the amount of $69,611 during the three months ended September 30, 2019; there was no comparable transaction during the prior period.

For the reasons above, the Company had a loss in the amount of $1,287,783 during the three months ended September 30, 2019, compared to a loss in the amount of $584,758 during the three months ended September 30, 2018.

For the Nine Months ended September 30, 2019 and 2018

Our total operating expenses for the nine months period ended September 30, 2019 were $880,823.  For the comparable period in 2018, the operating expenses were $894,564.  Operating expenses were comprised primarily of compensation expense of $351,952 (including non-cash compensation of $154,558, $219,108 in consulting fees, financial services, legal, and audit fees of $141,492, travel of $42,623, and insurance of $28,545.

There was $1,157,318 of interest expense for the nine months ended September 30, 2019, compared to $39,405 for the comparable period of 2018. Interest expense consisted of $460,375 of derivatives in excess of the discount on convertible debt, $603,861 in amortization of the discount on convertible debt; $59,221 of accrued interest; $16,072 of prepayment penalties associated with convertible notes payable; $11,039 of accrued interest to related parties, and $6,750 of interest imputed on related party debt.

The Company had a loss on conversion of accounts payable of $0 during the nine months ended September 30, 2019, compared to a loss on conversion of accounts payable of $32,860 during the comparable period of 2018.

The Company had a gain on settlement of accounts payable of $50,366 during the nine months ended September 30, 2019; there was no comparable transaction during the three months ended September 30, 2018.

The Company recognized a loss on the revaluation of derivative liabilities in the amount of $69,611 during the nine months ended September 30, 2019; there was no comparable transaction during the prior period.

The Company had a loss on legal settlement in the amount of $26,924 during the nine months ended September 30, 2019; there was on such transaction during the comparable period of 2018.

The Company had a loss on conversion of notes payable $161,458 during the nine months ended September 30, 2019, compared to a loss on conversion of notes payable of $0 during the comparable period of 2018.

For the reasons above, the Company had a loss in the amount of $2,245,768 during the nine months ended September 30, 2019, compared to a loss in the amount of $966,829 during the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities. As of September 30, 2019, we had a working capital deficit of $2,617,881.  Our working capital deficit is attributable to the fact that we have been implementing the Company’s business plan of development of software, and acquisition of various software and systems businesses.

During the nine months ending September 30, 2019, the Company had net cash used in operating activities of $418,275.  This consisted of Company’s net loss of $2,245,768 plus the non-cash gain on settlement of accounts payable in the amount of $50,366, offset by a loss on conversion of notes payable of $161,458, loss on legal settlement of $26,924, imputed interest expense of $6,750, amortization of the discount on notes payable of $603,861, derivative expense of $460,375, stock-based compensation in the amount of $154,558, and the net change in the components of working capital in the net amount of $394,322.  The Company had cash provided by financing activities in the amount of $417,822 which consisted of the proceeds of notes payable in the amount of $428,058, less principal payments in the amount of $10,236. There was no cash provided by investing activities during the nine months ended September 30, 2019. The following securities are currently in default: the Company’s Series C Debenture, in the principal and accrued interest amounts of $110,833 and $54,915, respectively; and the November 2014 Convertible Debenture (Series D), in the principal and accrued interest amounts of $11,333 and $6,683, respectively.

Plan of Operations

Our business during 2018, which has continued into 2019 is focused in the area of software and solutions, predominantly in the healthcare sector, generally described as the healthcare information and technology (HCIT) market. We announced plans for a portfolio of health care technology companies focused on, but not limited to the following areas: population health management, POS/Data gathering solutions, electronic health records optimization, healthcare IT solutions, technology and artificial intelligence to improve outcomes, HIPAA security and augmentation using virtual care. We are developing, and seeking to acquire, integrate and deploy scalable technology solutions that reduce cost, improve care and increase efficiency. Our core product, a personal healthcare records application called SimpleHIPAA and SimpleHIPAA for Vets and Pets, is in final testing with our initial client.

While this focus continues, we are also evaluating other applications, generally, but not exclusively in the healthcare area. We believe that new technologies such as voice recognition, virtual reality and robotics will all provide excellent vehicles to update traditional information management systems and will find quick acceptance in the healthcare field as well as other large and more traditional markets. We believe the need for compliance in other industries, similar to the need in healthcare for HIPAA and data security represents opportunity for growth over and above our healthcare efforts.

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

Recent Developments

Appointments to the Board

On May 22, 2019, the Company’s Board of Directors appointed Mr. Douglas Cole as a member of the Board, effective immediately. Mr. Cole (Doug), age 63, has served as the Chairman and CEO of American Battery Metals Corporation since August 2017. Doug has been a Partner with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Doug serves on the Board of Directors of eWellness Healthcare Corporation (OTC: EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. Currently, Doug sits on the Board of "People in Motion," a global data analytics company. He also sits on the Board of "Voise," an AI company specializing in linguistics. From 2000 to September 2005, he was the Director of Lair of the Bear, The University of California Alumni Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he founded and operated Great Bear Technology, a global media company, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995, Doug was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Doug became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley, mentoring early-stage technology companies.

On October 3, 2019 the Company announces the appointment of Ms. Julie R. Smith as a member of its Board of Directors and President & COO. Ms. Smith, age 54, is an experienced Senior Executive and Board Member who has held multiple leadership positions for both public and private entities.  Most recently she was President and CEO at HOMEWATCH CARE GIVERS, LLC (www.homewatchcaregivers.com), a $150 million per year franchise network operating in 7 countries which provides services within the healthcare continuum. Prior to that she held senior positions in the educational arena with stints at Lincoln Education Services (www.lincolnedu.com) and The Princeton Review (www.princetonreview.com). Julie attained her MBA in International Management from the Thunderbird School of Global Management and a BA in Business from the University of Denver, Daniels College of Business.  She resides in Denver, Colorado and will operate from the Company’s new Denver office and will be focused on the acquisition and integration of new operations. Ms. Smith will receive a salary of $250,000 per annum for services as President, and $5,000 per month for services as a board member. Ms. Smith . will also receive, subject to vesting provisions, an initial grant of 1,000,000 shares of the Company’s restricted common stock for services as a member of the Board of Directors, and an additional 1,000,000 shares for services as an officer of the Company. NOTE: Since Ms. Smith has moved into her officer role, the Board stipend has been discontinued in favor of her compensation as an officer.

On October 7, 2019 the Company announces the appointment of Mr. Lawrence Diamond to its Board of Directors, and as CEO to its senior management team. Mr. Diamond, age 56, was most recently CEO of Intelligere Inc., a supplier of interpretation and translation for 73 languages to health care providers. Prior to that role he was COO of PointRight, Inc., a leading healthcare analytics firm specializing in long-term and post-acute care using predictive analytics for skilled nursing, home health, Medicare & Medicaid payers, hospitals, and ACOs. While VP of Insignia Health he grew their business internationally and domestically providing population health engagement via their validated program (Patient Activation Measure, PAM) and SaaS-based population health-coaching. He led strategic planning and sales at American Telecare, an innovator of telemedicine enabled clinical services and medical devices that improve cost and quality. He was VP at Ubiquio Corporation, Inc., an innovator in mobile technology and services which was acquired by Mobile Planet, after an eight year stint at UnitedHealth Group, where he was Vice President driving their Medicare Advantage, pharmacy products, health plan operations, and M&A. He began his career at Merrill Lynch in private client banking.  He earned his M.B.A. at the University of Minnesota, and his B.S., Business Administration, at the University of Richmond. Mr. Diamond will receive a salary of $250,000 per annum for services as Chief Executive Officer, and $5,000 per month for services as a board member. Mr. Diamond will also receive, subject to vesting provisions, an initial grant of 1,000,000 shares of the Company’s restricted stock for services as a member of the Board of Directors, and an additional 1,000,000 shares for services as an officer of the Company. NOTE: Since Mr. Diamond has moved into his officer role, the Board stipend has been discontinued in favor of his compensation as an officer.

Effective October 8, 2019 Mr. Jim Crone has resigned all positions with the Company in order to pursue other opportunities. There were no disagreements with Mr. Crone.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the nine months ended September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the nine months ended September 30, 2019, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. The Company has accrued the amount of $55,366 in connection with this claim. This claim was settled for a one-time payment of $5,000 made by a shareholder for the benefit of the Company on July 2, 2019, and the Company recorded a gain on settlement in the amount of $50,366.

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

TRUE NATURE HOLDING, INC.

Dated: November 14, 2019	By:	/s/ Julie R. Smith

President and Chief Operating Officer