Form 10-K
period 2019-12-31
True Nature Holding, Inc.
filed 2020-04-01
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53601

TRUE NATURE HOLDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

7535 East Hampden Avenue, Ste. 400

Denver, Colorado 80231

(Address, including zip code, of principal executive offices)

844-383-8689

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,415,703. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of 3/23/2020, the registrant had 86,566,999 shares of Common Stock outstanding and 26,227 shares of Series X Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

TRUE NATURE HOLDING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report, unless indicated or the context requires otherwise, the terms the “Company”, “True Nature” “we”, “us” and “our” “True Nature Holding, Inc”, “TNTY”, “Mitesco” or “MITI”. refer to Mitesco, Inc., which is our proposed new corporate name.

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

Special Notice Regarding the Worldwide Covid-19 Crisis

The world economy is facing significant uncertainties as a result of the worldwide COVID-19 crisis. While we are a small company and have a limited workforce, it is likely we will face increased risk in the case that our financing needs are delayed; our acquisition targets face liquidity issues; or if our professional relationships are challenged from limited staff availability or access. We are working to created back-up service providers, financing options and alternatives to stem these potential challenges, but there can be no assurance that these actions will be effective, or timely.

PART I

ITEM 1.     BUSINESS

Company Overview

True Nature Holding, Inc. (the “Company,” “we,” “us,” or “our”), previously known as Trunity Holdings, Inc., a Delaware corporation, and since 2016 known as True Nature Holding, Inc., became a publicly-traded company through a reverse triangular merger with Brain Tree International, Inc., a Utah corporation (“BTI”) in 2012. Trunity Holdings, Inc. was the parent company of our educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property from its three founders. On December 9, 2015 the Company made a decision to restructure Trunity Holdings, Inc., having acquired Newco4pharmacy, LLC, a development stage business aimed at a roll-up of compounding pharmacy businesses. As a part of such restructuring, we competed a “spin out” transaction of our educational business line to our shareholders as of December 31, 2015. We are currently in the process of renaming True Nature Holding, Inc. to Mitesco, Inc.

We have in development a suite of offerings aimed at enhancing healthcare throughout the supply chain as well as to consumers. We intend to acquire and implement technologies and services to improve the quality of care, reduce cost, and enhance consumer convenience. We are focused on developing a portfolio of companies that provide healthcare technology solutions and the management team is seeking to develop long-term organizational value though these acquisitions and internal development. We believe the holding company structure will facilitate profitable growth and should enable the acquired business to focus on scale. The goal of the Company’s portfolio of companies is to apply leading-edge solutions that emphasize stakeholder value and leverages distinct sector trends. Sectors of interest include artificial intelligence (AI), population health management, data gathering solutions, electronic health records optimization, healthcare IT solutions, virtual care & care augmentation, and predictive analytics. The Company has formed a holding company structure for both its acquired assets in the United States and Europe, designed to support efficiencies around taxation, legal, and economies of scale in administrative functions.

We have recently implemented a corporate structure that we believe will allow us to expand into international markets. We now have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd., and intend to use that location as a base for European operations. In the European community the investment in healthcare technology has been significant. In many cases, even more robust than in the North American markets. We believe that as a result of expected low economic growth in the European community, a number of businesses based there may become our targets for acquisition at attractive valuations. We believe that these businesses may benefit from the larger markets found in North America and elsewhere in the world. If these assumptions prove correct, the cost of international expansion for these businesses could be limited to marketing and product support.

We also see the European community as an opportunity for capital as we expand our business. The interest rates in this area of the world are currently very low or even at zero. As such, raising funds in the European market may prove attractive when compared to local alternatives. Further, there are equity and debt markets based in Europe that may provide liquidity to our investors, should we be able to list and trade our financial instruments in those marketplaces. We may seek a dual listing for our common stock or choose to list and trade our Preferred shares there. We believe this avenue may increase both the size and liquidity of the shareholder base.

While the Company has had limited technology development to this point, we do have a set of tools that allow data to be shared between healthcare providers, their pharmacy vendors, and with a personal healthcare records application. We believe we can quickly build and expand from this base with certain acquisitions. Beyond healthcare specific software and systems, we may choose to add a software and systems development business unit. Their clients may include other industries or application areas. We believe that cloud-based computing will continue to be the preferred approach to application development, and that technology developed for one industry may have immediate applicability in other areas including healthcare. If we are able to find a suitable candidate with this broad technology knowledge base we may add them to our healthcare focused portfolio. In doing so, we will have created a development center to serve the internal needs of the Company while continuing to serve the needs of other clients both in and out of the health care sector. Using this approach, we would hope to create a profit center, where there would otherwise simply be a captive cost center and would use a portion of their resources for internal needs.

Our business during 2018, and going through 2019, was focused in the area of software and solutions in the healthcare sector, generally described as the healthcare technology (health-tech) market. Our initial implementation of “SimpleHIPAA”, and “SimpleHIPAA for Vets and Pets”, is intended to include data from pharmacy and prescribers, generated at the time a prescription is written. This information will be embedded inside the application and made available to the end user from both the healthcare provider and from the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the end user, the healthcare provider, and the pharmacy. This communications channel, often thought of as “telemedicine” can allow the end user to provide feedback to the healthcare provider, the pharmacy, or other parties of the end user’s choice. During the fourth quarter of 2019 we installed the solution at our first site and established a reseller agreement with that client so that they can sell the application under their own brand and create a revenue stream for the Company without further investment in cost of sales. This is a non-exclusive arrangement and we may choose to establish similar relationships with other providers in the marketplace in the future. We do not intend to build out a direct sales and marketing team for this product set, rather we intend to license the product to others who will sell and install the products.

Our holding company organization is small, and we intend to endeavor to keep the team small in number so that we are nimble to move to capitalize on opportunities, and to keep our overhead relatively low. We currently have 3 employees and a few consultants and advisors. While we do intend to add additional members to the senior management team in finance, marketing and technology, we do not expect a large-scale organization at the public holding company level in the near term. Further, if we are fortunate enough to find high quality advisors, we believe we will be better able to control the fully weighted cost of public company operations, when compared to a larger, internal staffing approach.

 2020 Healthcare Technology Fact Sheet

During FY2020 the Company is kicking off its strategy to support the acquisition of health -tech companies. The Company is focused on finding acquisitions to overcome of promising earlier stage companies with proven approaches, who need capital to scale to success. We will need additional capital that will allow us to fund the first 3 to 5 acquisitions, preferably in a form of conventional debt or preferred equity, likely with a periodic dividend. In general, the Company anticipates that minimal cash will be used in the acquisition process and the cash provided by its funding will generally be targeted for operating and growth capital.

What Exactly is The Healthcare Industry?

The healthcare industry is a complex network of entities, acronyms and complex relationships. It’s no wonder that the population and the players are all frustrated and wanting action. So, let’s try to simplify this; Everyone on the planet needs healthcare services and products.

The way the industry sees healthcare…	The way everyone else sees healthcare

There is a small universe of healthcare providers. For all these people to get the services and products they need, the cost must come down, the quality must improve and access to care must increase. Core to achieving these three targets are:

1)

As efficiency and accuracy of information-sharing for an individual’s healthcare status, diagnostics and maintenance improves, the correct care will be delivered the first time and, therefore, reduce costs;

2)	Innovative technology needs to be developed and funded in order to improve care quality to treat people with a fewer number of interactions within the health care system;

3)

Increasing the scope of care for a provider, allowing them to serve up to their full training, expertise and license, and then make those services available via in-person visits, by phone, by text, by email and by video, all to increase access to services with the least amount of delay.

We are seeing many excellent examples of how technology can improve healthcare:

●	Empowering people to manage their own care so that they need fewer resources from the shrinking pool of healthcare professionals;

●	Gathering and sharing data about a person’s healthcare needs more effectively among the relevant healthcare professionals and suppliers;

●	Utilizing Artificial Intelligence (AI) and data analytics to allow the healthcare professionals to work more effectively, spreading their talents across a larger pool of those who need their insights.

We need to find companies with proven, scalable results and make those technologies and services available to the universe who can use them – today – to improve their quality of life, their health outcomes, and do so in a cost-effective manner. Some of these businesses simply need marketing and distribution, others will benefit from combination with other who have closely related technology solutions, so the result is more complete. That is our mission: find the best, grow them, scale them, improve them where needed. These are not startups, rather those who have proven a result, and outcome, a benefit and can now scale. We believe this may translate to lower risk for us, greater benefit for the universe of users who need access to healthcare.

Source: https://www2.deloitte.com/global/en/pages/life-sciences-and-healthcare/articles/global-health-care-sector-outlook.html

We are seeking to identify 5 or 6 companies, then possibly expanding up to 10. A group which, when combined, may create up to annual revenue to profitable support our public company expense model and the internal needs for growth capital within in a year from completion of the acquisition.

Data used here can be found at:

https://www2.deloitte.com/global/en/pages/life-sciences-and-healthcare/articles/global-health-care-sector-outlook.html

Examples Where the Use and Benefits of Healthcare Technology and Services are Obvious

Making nurse practitioners more accessible, becoming the front line of healthcare

We see many examples around the world where the nurse practitioner has become the front line of healthcare, with the practical knowledge to deal with 90% of the situations personally, and to diagnose and recommend a specialist where needed. We would like to find solutions that cause the nurses to move from back-office to the front line. They can be recruited and trained worldwide, and their skills are well suited for most all social status and situations. Using a network of nurse practitioners, equipped with digital diagnostic tools and a network of physicians accessible on-demand, we hope to improve both the cost and timeliness of healthcare, while educating the consumer and providing long-term relationships. This may create an opportunity for us, worldwide.

Bringing digital communication and diagnostics to the consumer - Telehealth

We all have these great phones that allow us to see friends, relatives and business associates in real time. Instead of driving across town, or getting on an airplane, we get “online” and visit with each other. What if that could work for healthcare? It can and does. If we can provide simple, reliable and compliant telehealth tools to our professionals, we can increase access, improve and monitor results and reduce costs. We have technology providers with excellent software to provide services such as scheduling for follow-ups, notes that can be added to the user’s personal healthcare records app (PHR) that then allow the professional to refer to a specialist or pharmacy (like you “friended them”?). Many of these developers have shown usability for a small group in a specific geography but have no idea how to go nationwide or across other healthcare specialties. This may create an opportunity for us, worldwide.

Lower cost, faster and better access MRI’s

What if we could “tweak” a conventional MRI machine to make it faster and get better images at the same time? Instead of an hour or more per patient, what if it could be reduced to 10 minutes? The faster the MRI scan, the lower the effective cost, since more patients can MRIs can be processed through the machine. We believe that technological efficiencies can drive down the cost of MRI scans to approximately $200 per scan, versus $2,600 on average today. This may create an opportunity for us, worldwide.

Using artificial intelligence (A.I.) to analyze imaging data

With todays’ A.I. software, one can look at data and compare millions of examples in seconds. What if we took a supercomputer and gave it millions of proven diagnoses to compare the symptoms of a patient, and even had the computer review all the MRI and other data about that patient? It would be like having all the best experts in healthcare looking at each and every patient, then sharing that information with your personal doctor or nurse, so they can help you find the best treatments, in minute and hours, not days. Its real, it works and with a little ingenuity we could make these capabilities available to consumers and healthcare professionals worldwide. This may create an opportunity for us, worldwide.

Software and systems development around new technology

Who will look at new voice-activated devices and actually make them useful for healthcare? Who will create a way for groups of doctors in a hospital to monitor the entire patient population real time, so that the best staff can be applied where needed? If a robot can build a car, move materials when needed without supervision, could these same devices improve the quality, while reducing the costs of healthcare? We have small businesses who are working today for Fortune 100 companies, and top healthcare providers to evaluate potential and implement solutions in captive environments. What if we made this profitable business our internal team while funding to reach out to new clients worldwide? This may create an opportunity for us, worldwide.

Healthcare monitoring for seniors and critical care patients

We all have parents, and for those who are fortunate enough to spend their lives with their older friends and relatives, we have the worry about their health, not just our own. We can now not just see them (telehealth, remember?) we can “plug them in” to our lives, and get them the help and support that they need by letting the “smart devices” help them, and us. Their healthcare professionals gather information that reminds them and us of the healthy living habits they need. Did Mom take her meds today? Did Dad get out for a walk? Is Uncle Bob’s weight ok, because the doctor told him to drop a few pounds? How is the blood pressure doing? Is that a rash a bug bite, or a reaction to a prescription? Imagine a very well-equipped senior living facility, where all of this is built in, and the staff actually knows how to use it! Better yet, what if Mom could stay at home, and still get daily attention at a price she (and we) can afford? All of this can be done, way past “I’ve fallen, and I can’t get up!”, and it actually works! This may create the opportunity for us, worldwide.

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

Healthcare Industry Insight

According to a recent report published by Deloitte which examined the market for 2020 and forward, which can be found here: https://www2.deloitte.com/global/en/pages/life-sciences-and-healthcare/articles/global-health-care-sector-outlook.html health care expenditures continue to consume an increasing portion of most economies. In the U.S. health care spending increased 3.9 percent to $3.5 trillion in 2017, and now represents 17.9 percent of the U.S.’ Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The Centers for Medicare and Medicaid Services (“CMS”) estimates annual U.S. healthcare spending will grow at an average rate of 5.5 percent through 2026 and reach $5.7 trillion, or 19.7 percent of U.S. GDP by 2026. We believe this trajectory is unsustainable and that health care IT (“HCIT”) may play an important role in facilitating a shift from a high-cost health care system that incents volume to a proactive system that incents health, quality and efficiency.

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

Competition

As a publicly traded company initially focused on the acquisition of incubator, small and mid-sized companies in the U.S. and Europe, our model is not unique. Healthcare technology is an active segment of the larger economy due to the continuing change and focus on the need to reduce healthcare cost globally. Health care in the USA now accounts for about 1/6 gross domestic product. We believe, as do others, that technology is a key part of reducing the cost of care in the US and elsewhere. As such, the valuations of promising health care companies have been pushed higher and the number of interested parties, competition of businesses seeking to invest in, or wholly acquire, health care technology companies is significant. However, we believe the Company’s public holding company structure offers advantages including the internal expertise to support scale and cross boarder expansion, liquidity of equity incentives for management performance, access to additional growth capital as new opportunities present themselves, and the ability to utilize the holding company’s purchasing power for services including tax, legal, human resources, and digital marketing. These advantages may help position the Company competitively in the marketplace.

Management

We believe that the Company’s management team will remain relatively small in the near term and should consist of a team with experience in 1) public company accounting and finance, 2) software and systems, 3) brand marketing, and 4) public equities financing.   Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Annual Report on Form 10-K.

Employees

As of February 1, 2020, we have three (3) full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Other Corporate Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission (the “SEC”) and make such filings available, free of charge, on truenatureholding.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will be transitioning our corporate communications from True Nature Holding, Inc. to embrace the new corporate name, Mitesco, Inc., including a new web site http://www.mitesco.com. The information found on our web-site shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the information found on our web-site by reference, and shall not otherwise be deemed filed under such Acts.

Our filings are also available through the SEC website www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline, and you may lose all or a part of your investment. Please read all our filings with the SEC and review information on our web site at truenatureholding.com.

Special Notice Regarding the Worldwide Covid-19 Crisis

The world economy is facing significant uncertainties as a result of the worldwide COVID-19 crisis. While we are a small company and have a limited workforce, it is likely we will face increased risk in the case that our financing needs are delayed; our acquisition targets face liquidity issues; or if our professional relationships are challenged from limited staff availability or access. We are working to created back-up service providers, financing options and alternatives to stem these potential challenges, but there can be no assurance that these actions will be effective, or timely.

Risks Related to Our Business

We have incurred operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.

We incurred net losses of approximately $3,885,262 and $1,415,153 for the years ending December 31, 2019 and 2018, respectively.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations.

Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting.

In the future, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting would not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our common stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, results of operations and reputation. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention, and which could adversely affect our business.

Developmental Stage Business

The Company has only a limited history upon which an evaluation of its prospects and future performance can be made. The Company’s present and proposed operations are subject to all business risks associated with new enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that the Company could sustain losses in the future. There can be no assurances that the Company will ever retain the capital necessary to execute its plans, or to operate profitably.

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

We Have a History of Significant Losses, and If We Do Not Achieve and Sustain Profitability, Our Financial Condition Could Suffer

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $3,885,262 and approximately $1,415,153 for the years ended December 31, 2019 and 2018, respectively, and as of December 31, 2019, our accumulated deficit was approximately $11,576,574.

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

Our Future Success Depends, in Part, on the Performance and Continued Service of Our Officers and Management

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

We may be subject to claims for system errors and warranties. Our Solutions and Services are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in Solutions and Services after their introduction to the market. Similarly, the installation of our Solutions and Services is very complex and errors in the implementation and configuration of our systems can occur. Our Solutions and Services are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. Therefore, users of our Solutions and Services are less tolerant of errors than the market for other types of technologies generally. Our client agreements typically provide warranties concerning material errors and other matters. If a client's Solutions and Services fail to meet these warranties or leads to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the Solution or Service meet these criteria; or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims, but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations, and financial condition.

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

We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry on increased awareness and enhanced protections against cyber security threats. Because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls or those of third parties on which we rely will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident.

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

Reform of payment policies for Medicare and Medicaid continues to evolve. The Patient Protection and Affordable Care Act (the “ACA”) became law in 2010; this comprehensive health care reform legislation introduced value-based principles into federal health insurance payments systems, sought to improve health care quality, and expanded access to affordable health insurance. MACRA built upon the value-based policies introduced by the ACA. These legislative initiatives accelerated the adoption of “Alternative Payment Models” as bundled payment models based on episodes of care or per capita payment for defined populations emerged as alternatives to traditional fee for service payments to providers. Subsequent legislative, regulatory and judicial developments have created uncertainty for the continued implementation of the ACA and other health care-related legislation and, to the extent that implementation continues, the way in which they are implemented. Examples include the Medicare Shared Savings Program for Accountable Care Organizations and the Bundled Payment for Care Improvement - Advanced model program under the Innovation Center of the Center for Medicare and Medicaid Services (CMS) that focuses on episode-based payment for hospital and ambulatory services. Together with ongoing statutory and budgetary policy developments at a federal level, the collective impact of this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because of that uncertainty and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, we cannot predict the full effect of health care legislation on our business at this time. The direction and pace of health care reform initiatives may adversely impact either our operational results or the way we operate our business. Federal health insurance programs still routinely require adoption of certified HCIT as a program requirement or prerequisite, and we anticipate future adoption of new certification requirements. But we also anticipate possible significant impacts from information blocking provisions of the Cures Act and expanded surveillance by federal agencies of both certified HCIT and its use by our clients. CMS has also mandated updates to the electronic prescribing standards and adoption of controlled substance electronic prescribing by hospitals in response to the opioid crisis that may drive upgrades of existing HCIT investments by hospitals and physicians rather than seeking replacement. In response to this uncertainty, purchasers of HCIT may postpone investment decisions, including investments in our Solutions and Services. Future legislation and regulation may ultimately impact the fiscal stability and sustainability of HCIT purchasers. Differences in demand related to new regulatory requirements and/or near-term compliance deadlines that contribute to demand for our Solutions and Services could impact our financial results. There can be no certainty that any legislation that may be adopted will be favorable to our business. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, results of operations and financial condition.

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

Risks Related to Our Common and Series X Preferred Stock; Liquidity Risks

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

For the near-term, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our Common Stock. We have included provisions in our recently issued Series X Preferred shares to allow the dividends to be paid in common stock, or cash. This policy may cause dilution for our common stockholders.

Our Common Stock is Quoted on the OTC Bulletin Board (“OTCBB”) and the OTCQB, and there is Minimal Liquidity in the Trading Market for Our Common Stock. Our Series X Preferred shares are not currently listed, and we do not intend to register or list them.

Our Common Stock is quoted on the OTCBB and the OTCQB under the symbol “TNTY”. As soon as approved by FINRA we will trade under the new stock symbol “MITI”. There has been only minimal trading of our common stock, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our Common Stock.

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

Our Series X Preferred Holders have Voting Control

The Series X Preferred stock we issued in December 2019 allowed us to eliminate a substantial amount of our debt at year-end. In issuing these shares we gave each holder the right to vote in an amount equal to 20,000 common shares. Because of these “super-voting rights” the holders of the Series X Preferred stock will have the ability to vote in aggregate such that they could control the Company in the near term. We intend to eliminate the Series X Preferred stock in the future, and with that we intend that the “super voting rights” will also be eliminated, but until that occurs, the Series X Preferred stockholders will have voting control over the Company, when compared to other holders.

Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low-priced Stocks and on Broker-Dealer Sale; Possible Adverse Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities.

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

Risks Related to Our Acquisition Strategy

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our strategy is to expand through the acquisition and through organic growth. Our acquisitions may require greater than anticipated investment of operational and financial resources. Acquisitions may also require the integration of different services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failures to manage our growth effectively will materially and adversely affect our business.

Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

While our acquisitions are typically structured as asset purchase agreements in which we attempt to limit our risk and exposure relative to the respective sellers’ liabilities, we cannot guarantee that we will be successful in avoiding all liability. Creditors may seek to hold us accountable for seller debt and customers and for seller breaches of contract prior to our transactions. Occasionally, disaffected shareholders may attempt to interfere with our business acquisitions. We attempt to minimize all of these risks through thorough due diligence, negotiating indemnities and holdbacks, obtaining relevant representations from sellers, and leveraging experienced professionals when appropriate.

We may be unable to implement our strategy of acquiring companies.

We have no unconditional commitments with respect to any acquisition as of the date of this offering. Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire companies at all or on terms favorable to us. We will likely need additional financing for such acquisitions, but there is no assurance that we will be able to borrow funds or raise capital through the issuance of our equity on favorable terms. Certain of our larger, better-capitalized competitors may seek to acquire some of the companies we may be interested in. Competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities.

Depending on the type of businesses we acquire, we may have varying cost saving and/or cross-selling opportunities with the acquired business. However, there is no assurance that we will achieve anticipated cost savings and cross-selling on our acquisitions, and failure to do so may mean we overpaid for such acquisitions.

In completing any acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot be assured that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay for obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition, and we will have overpaid in cash and/or stock for the value received in that acquisition.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write-off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Forward-looking Statements

Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the SEC, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance,” “opportunity,” “prospects” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantee of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. Any forward-looking statements made in this report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations, financial condition or business over time.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

We rent an office in Denver, Colorado on a month-to-month basis. Our base rent is approximately $75 per month, varying based on the hours of secretarial services, conference room rental or other miscellaneous fees incurred.

ITEM 3.      LEGAL PROCEEDINGS

Stress Free Capital, Inc. vs. True Nature Holdings, Inc. Case No. CACE-18-0108656

Pursuant to a judgment rendered in the Seventeenth Judicial District I and for Broward County, Florida, the Company in June 2019 issued 1,401,224 shares of common stock in complete settlement of a note payable to the plaintiff in the aggregate amount of $84,073.48. As a result, we no longer have any obligation related to this matter.

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

This action was filed on December 16, 2015 by the National Council for Science and the Environment, Inc. (“NCSE”) in the state court in the District of Columbia against Trunity Holdings, Inc. (“Trunity”) and alleges claims for breach of contract. Acknowledgement of indebtedness and settlement agreement and quantum merit arising out of an agreement entered into between NCSE and Trunity in 2014. The complaint seeks damages in the amount of $177,270, inclusive of attorney’s fees, costs and accrued interest, continuing interest in the amount of 12% per annum and attorney’s fees and costs of collection relating to the case. The Company, in its answer dated January 27, 2016, denied the material allegations made by NCSE, asserted a number of affirmative defenses and filed a counterclaim alleging claims for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and unjust enrichment. In its counterclaim, the Company sought actual and compensatory damages against NCSE that it believes exceed the amount sought by NCSE on its claims, pre-judgment interest, punitive damages and all costs and expenses, including attorney’s fees, incurred by the Company in bringing its claims against NCSE.

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. The Company has not paid the amounts as of the date of this filing and has recorded the obligation at $75,000.

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has defenses against any such action. The Company has recorded a liability in the amount of $266,319 on its balance sheet at December 31, 2019.

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. On July 3, 2019 the Company settled this matter with a $5,000 payment made by a shareholder for the benefit of the Company, and the Company recorded a gain on settlement in the amount of $50,366. As a result, we no longer have any obligation related to this matter.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “TNTY” (which was not changed as a result of the Merger).

On March 23, 2019, the price of our common stock as reported on the OTC Bulletin Board and OTCQB was $0.03 and we have approximately 526 holders of record of our Common Stock, and a total of 1,100 shareholders including smaller holders and those with restricted shares not currently in the market.

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

On December 31, 2019, the Company issued 26,227 shares of its Series X Preferred stock in order to settle certain of the Company’s obligations. The Series X Preferred shares have a liquidation preference of $25.00 per share and will pay a 10% per year dividend based upon the liquidation value. The dividend may be paid in cash or in the issuance of restricted common stock. If the Company chooses to pay the dividend in restricted common stock the number of shares issued to fulfill the dividend payment shall be determined based on the stock price on the date the dividend award is made by the Board of Directors. The Series X has 20,000 votes per share and votes with the Company’s common stock.

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued the following shares of common stock: the Company issued

6,975,000 shares of common stock to employees for services, subject to vesting requirements; the amount of $212,187 was vested and charged to operations during the year ended December 31, 2019. The Company also issued 300,000 shares of common stock with a fair value of $22,005 for services; 38,179,083 shares for the conversion of notes payable and accrued interest with a fair value of $788,937; 1,401,224 shares for the settlement of a legal dispute with a fair value of $101,028; and 3,514,900 shares for the cashless exercise of warrants.

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

We have in development a suite of offerings aimed at enhancing healthcare throughout the supply chain as well as to consumers. We intend to acquire and implement technologies and services to improve the quality of care, reduce cost, and enhance consumer convenience. We are focused on developing a portfolio of companies that provide healthcare technology solutions and the management team is seeking to develop long-term organizational value though these acquisitions and internal development. We believe the holding company structure will facilitate profitable growth and should enable the acquired business to focus on scale. The goal of the Company’s portfolio of companies is to apply leading-edge solutions that emphasize stakeholder value and leverages distinct sector trends. Sectors of interest include artificial intelligence (AI), population health management, data gathering solutions, electronic health records optimization, healthcare IT solutions, virtual care & care augmentation, and predictive analytics. The Company has formed a holding company structure for both its acquired assets in the United States and Europe, designed to support efficiencies around taxation, legal, and economies of scale in administrative functions.

We have recently implemented a corporate structure that we believe will allow us to expand into international markets. We now have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Inc., and intend to use that location as a base for European operations. In the European community the investment in healthcare technology has been significant. In many cases, even more robust than in the North American markets. We believe that as a result of expected low economic growth in the European community, a number of businesses based there may become our targets for acquisition at attractive valuations. We believe that these businesses may benefit from the larger markets found in North America and elsewhere in the world. If these assumptions prove correct, the cost of international expansion for these businesses could be limited to marketing and product support.

We also see the European community as an opportunity for capital as we expand our business. The interest rates in this area of the world are currently very low or even at zero. As such, raising funds in the European market may prove attractive when compared to local alternatives. Further, there are equity and debt markets based in Europe that may provide liquidity to our investors, should we be able to list and trade our financial instruments in those marketplaces. We may seek a dual listing for our common stock or choose to list and trade our Preferred shares there. We believe this avenue may increase both the size and liquidity of the shareholder base.

While the Company has had limited technology development to this point, we do have a set of tools that allow data to be shared between healthcare providers, their pharmacy vendors, and with a personal healthcare records application. We believe we can quickly build and expand from this base with certain acquisitions. Beyond healthcare specific software and systems, we may choose to add a software and systems development business unit. Their clients may include other industries or application areas. We believe that cloud-based computing will continue to be the preferred approach to application development, and that technology developed for one industry may have immediate applicability in other areas including healthcare. If we are able to find a suitable candidate with this broad technology knowledge base we may add them to our healthcare focused portfolio. In doing so, we will have created a development center to both serve the internal needs of the Company while continuing to serve the needs of other clients both in and out of the health care sector. Using this approach, we would hope to create a profit center, where there would otherwise simply be a captive cost center and would use a portion of their resources for internal needs.

Our business during 2018, and going through 2019, was focused in the area of software and solutions in the healthcare sector, generally described as the healthcare technology (health-tech) market. Our initial implementation of “SimpleHIPAA”, and “SimpleHIPAA for Vets and Pets”, is intended to include data from pharmacy and prescribers, generated at the time a prescription is written. This information will be embedded inside the application and made available to the end user from both the healthcare provider and from the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the end user, the healthcare provider, and the pharmacy. This communications channel, often thought of as “telemedicine” can allow the end user to provide feedback to the healthcare provider, the pharmacy, or other parties of the end user’s choice. During the fourth quarter of 2019 we installed the solution at our first site and established a reseller agreement with that client so that they can sell the application under their own brand and create a revenue stream for the Company without further investment in cost of sales. This is a non-exclusive arrangement and we may choose to establish similar relationships with other providers in the marketplace in the future. We do not intend to build out a direct sales and marketing team for this product set, rather we intend to license the product to others who will sell and install the products.

Our holding company organization is small, and we intend to endeavor to keep the team small in number so that we are nimble to move to capitalize on opportunities, and to keep our overhead relatively low. We currently have 3 employees and a few consultants and advisors. While we do intend to add additional members to the senior management team in finance, marketing and technology, we do not expect a large-scale organization at the public holding company level in the near term. Further, if we are fortunate enough to find high quality advisors, we believe we will be better able to control the fully weighted cost of public company operations, when compared to a larger, internal staffing approach.

All of our plans are contingent on recruiting sufficient capital to provide for both our public company overhead, and to fund the acquisitions and growth needs of the target acquisitions. If we are unsuccessful in our funding efforts, the plans may stall, and even the limited overhead of the Company may require reductions.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2019 and 2018.

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

Years ended December 31, 2019 and 2018

Revenue

The Company recognized revenue in the amount of $3,500 for the year ended December 31, 2019 compared to $0 for the year ended December 31, 2018. Revenue consisted of fees in connection with the licensing of the Company’s Simple HIPAA Script Ordering System.

Cost of Sales

There was no material direct cost of sales related to the Company’s revenue during the year ended December 31, 2019 or 2018.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses were $1,447,194 for the year ended December 31, 2019, an increase of $131,531 or 10.0% compared to $1,315,663 for the year ended December 31, 2018. The primary components of sales, general, and administrative expenses for the year ended December 31, 2019 were payroll and related costs of $684,792 (including $234,192 of non-cash compensation), compared to $331,887 (including $137,895 of non-cash compensation) for the year ended December 31, 2018, an increase of $353,605 or 107%; consulting fees of $347,773, compared to $762,250 during the year ended December 31, 2018, a decrease of $414,477 or 54%; legal and professional fees of $228,264, compared to $136,325 during the year ended December 31, 2018, an increase of $91,939 or 67%; travel, meals, and entertainment costs of $64,613 compared to $34,237 during the year ended December 31, 2018, an increase of $30,376 or 89%; insurance costs of $46,334 compared to $10,897 during the year ended December 31, 2018, an increase of $35,437 or 325%; Investor relations, public relations, and marketing costs of $33,384 compared to $29,049 during the year ended December 31, 2018, an increase of $4,335 or 15%; office and facilities expense of $31,247 compared to $8,400 during the year ended December 31, 2018, an increase of $22,847 or 272%; and website costs of $11,175 compared to $3,318 during the year ended December 31, 2018, an increase of $7,857 or 237%.

Other Income (Expense)

Other income (expense) was expense of $2,441,180 during the year ended December 31, 2019, compared to $99,490 during the year ended December 31, 2018, an increase of $2,341,690 or 2,354%. The components of other income (expense) are as follows:

Interest Expense: Interest expense was $1,609,727 during the year ended December 31, 2019, an increase of $1,543,097 or 2,316% compared to $66,630 during the year ended December 31, 2018. Interest expense consisted of the following for the year ended December 31, 2019: amortization of the discount on convertible notes payable in the amount of $848,845, an increase of $835,396 compared to $13,449 during the prior year; derivative expense in the amount of $572,895 compared to $0 in the prior period; prepayment penalty on notes payable in the amount of $83,753 compared to $0 in the prior period; interest accrued on notes payable in the amount of $78,064, an increase of $33,883 compared to $44,181 in the prior period; interest accrued on related party notes payable in the amount of $14,759 compared to $0 in the prior period; imputed interest in the amount of $9,018 compared to $9,000 in the prior period; and conversion fees related to convertible notes payable in the amount of $4,500 compared to $0 in the prior period. The primary reason for the increase in interest expense was the Company’s increased use of convertible debt to raise capital during the year ended December 31, 2019.

Loss on revaluation of derivative liabilities: Loss on revaluation of derivative liabilities associated with the Company’s convertible debt and warrants was $709,431 during the year ended December 31,2019, compared to $0 during the year ended December 31, 2018. The Company had no derivative liabilities during the prior period.

Loss on Conversion of Liabilities to Preferred Stock: During the year ended December 31, 2019, the Company issued 26,227 shares of its Series X Preferred stock with a liquidation value of $25.00 per share and a fair value of $34.73 per share in satisfaction of liabilities in the aggregate amount of $655,661. A loss in the amount of $255,176 was recorded on these transactions. There were no comparable transactions during the prior period.

Gain on Settlement of Accounts Payable: The Company has initiated a program to reduce its liabilities in part by settling accounts payable for cash or for shares of common stock. During the year ended December 31, 2019, the Company settled accounts payable in the aggregate amount of $291,286 for cash payments in the aggregate amount of $39,750 resulting in a gain on settlement of accounts payable in the aggregate amount of $251,536. During the year ended December 31, 2018, the Company issued common stock with a fair value of $132,100 in settlement of accrued consulting fees in the amount of $96,000 and recorded a loss on the settlement of accounts payable in the amount of $36,100; also during the year ended December 31, 2018, the Company paid cash in the amount of $1,000 to settle accounts payable in the amount $4,240, and recorded a gain on settlement in the amount of $3,240. The net gain on settlement of accounts payable was $251,536 during the year ended December 31, 2019, an increase of $284,396 compared to a loss on settlement of accounts payable in the amount of $32,860 during the year ended December 31, 2018.

Gain on Settlement of Notes Payable: During the year ended December 31, 2019, the Company paid cash in the $4,000 to settle one note payable in the amount of $74,000. A gain in the aggregate amount of $70,000 was recorded on these transactions. There were no such comparable transactions during the year ended December 31, 2018.

Loss on Legal Settlement: During the year ended December 31, 2019, the Company settled a legal dispute regarding a note payable in the principal amount of $74,104 by the issuance of 1,401,224 shares of common stock with a fair value of $101,028. The Company recorded a loss in the amount of $26,924 on this transaction; there was no comparable transaction during the prior year.

Loss on Conversion of Notes Payable: During the year ended December 31, 2019, investors in the Company’s notes payable converted principal in the amount of $584,000, accrued interest in the amount of $42,726, and fees in the amount of $6,000 into a total of 38,179,083 shares of the Company’s common stock. The Company recognized losses in the total amount of $161,458 on these transactions. There was no comparable transaction in the prior year.

Net Loss

For the reasons stated above, the Company generated a net loss in the amount of $3,885,262 during the year ended December 31, 2019, an increase of $2,470,109 or 175% compared to a net loss of $1,415,153 during the year ended December 31, 2018.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2019, we had cash of $83,245 and a working capital deficit of $2,326,319. Our working capital deficit is attributable to the fact that the Company began implementing its business plan in 2019 and has generated only minimal revenue to date.

Net cash used in operating activities was $784,469 for the year ended December 31, 2019.  This is the result of our business development efforts pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, primarily direct to consumers, doctors and veterinary professionals.

Net cash used in investing activities for the year ended December 31, 2019 was $7,854, consisting of the purchase of computers and related equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was $874,264, consisting of proceeds from notes payable in the amount of $1,048,500, offset by principal payments on notes payable in the amount of $174,236.

Specific details related to our financing activities are as follows:

August 2014 Convertible Debentures (Series C)

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2019 and 2018, the Company accrued interest in the amount of $11,122 and $11,083, respectively, on the Series C Debenture. As of December 31, 2019 and 2018, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $57,709 and $46,587, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2019 and 2018, the Company accrued interest in the amount of $1,365 and $1,360, respectively, on the Series C Debenture. As of December 31, 2019 and 2018, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $7,026 and $5,661, respectively.  The Series D Debenture is currently in default.

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this issuance. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. The Company accrued interest in the amount of $5,622 on this note during the year ended December 31, 2019. At December 31, 2019, the principal amount of the March 2016 Convertible Note A was $41,000 and accrued interest was $7,101.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the year ended December 31, 2019.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. During the year ended December 31, 2019, principal in the amount of $74,104 was converted into 1,401,224 shares of common stock; a loss in the amount of $26,924 was recorded on this transaction. The principal balance due under this note was $0 at December 31, 2019.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. In December 2019, the Company settled the amount due under the July 2017 note for a cash payment of $5,000 and recognized a gain in the amount of $70,000. During the year ended December 31, 2019, the Company imputed interest in the amount of $9,018 on the July 2017 Note; at December 31, 2019, the principal balance due under this note was $0.

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provided business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest were due on January 26, 2019. During the year ended December 31, 2019, the Company accrued interest in the amount of $1,776 on the July 2018 RU Promissory Note. During the year ended December 31, 2019, the Company converted principal and accrued in the amounts of $30,000 and $3,344, respectively, into an aggregate of 400,000 shares of common stock; a loss in the amount of $2,637 was recorded on this transaction. The principal balance due under this note was $0 at December 31, 2019.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On January 1, 2019, the Power Up Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $9,032; $9,032 of this amount was charged to interest expense during the year ended December 31, 2019. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $1,204 of this amount was charged to interest during the year ended December 31, 2019. During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. The Company accrued interest in the amount of $58 on this note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company paid the remaining principal and accrued interest in the amount of $10,236 and $58, respectively, along with a prepayment penalty in the amount of $16,072 on the Power Up Note 1; The principal balance due under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On February 5, 2019, the Power Up Note 2 became convertible; there was no discount associated with the conversion feature of Power Up Note 2. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; $1,503 was amortized to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019 the Company also recorded a discount to the Power Up Note 2 in the amount of $32,500 related to a beneficial conversion feature; this amount was charged to operations during the year ended December 31, 2019.  During the year ended December 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 624,993 shares of the Company’s common stock. The Company recognized a loss in the amount of $34,101 on these conversions which was charged to operations during the year ended December 31, 2019. The Company accrued interest in the amount of $418 on the Power Up Note 2 during the year ended December 31, 2019. The principal balance due under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matured on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On March 17, 2019, the Power Up Note 3 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $38,000; $38,000 of this amount was charged to interest expense during the year ended December 31, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; $1,906 was amortized to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $38,000 and $2,280, respectively, were converted into a total of 1,173,632 shares of the Company’s common stock. The Company recognized a loss in the amount of $45,724 on these conversions which was charged to operations during the year ended December 31, 2019. The Company accrued interest in the amount of $1,592 on Power Up Note 3 during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On May 8, 2019, the Power Up Note 4 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $33,000; $33,000 of this amount was charged to interest expense during the year ended December 31, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $2,469 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $976 on Power Up Note 4 during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 1,619,444 shares of the Company’s common stock. The Company recognized a loss in the amount of $63,443 on these conversions which was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Pursuant to the terms of the note, the interest rate was raised to 24% effective August 27, 2019, on the portion of principal that had not been paid by the due date of the note. Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to the higher of the variable conversion price or $0.00003 per share.  The variable conversion price shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five-year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $39,595 and recorded this amount as a discount to the Auctus Note; $39,595 of this amount was amortized to interest expense during the year ended December 31, 2019. On May 25, 2019, the Auctus Note became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $93,291; $93,291 of this amount was charged to interest expense during the year ended December 31, 2019. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $11,769 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $11,117 on the Auctus Note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability existed in connection with the variable rate conversion feature of the Auctus Note. The derivative liability related to the conversion feature was valued at $153,405, and the derivative liability related to the warrants was valued at $39,595; these amounts were charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $125,000 and $12,676, respectively, along with fees in the amount of $1,500, were converted into a total of 10,385,630 shares of the Company’s common stock. The Company recognized a loss in the amount of $2,389 on these conversions which was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019. Pursuant to the terms of the note, the interest rate was raised to 24% effective September 20, 2019, on the portion of principal that was not paid by the due date of the note. Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 140%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five-year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500 and recorded this amount as a discount to the Crown Bridge Note 1; $34,500 of this amount was amortized to interest expense during the year ended December 31, 2019. On June 17, 2019, the Crown Bridge Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $22,039; $22,039 of this amount was charged to interest expense during the year ended December 31, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1; $5,500 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $3,249 on the Crown Bridge Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, principal in the amount of $40,000, accrued interest in the amount of $3,220, and fees in the amount of $1,500 were converted into a total of 3,508,172 shares of the Company’s common stock. The Company recognized a loss in the amount of $1,159 on this conversion which was charged to operations during the year ended December 31, 2019. On July 1, 2019, the Company determined that a derivative liability with a fair value of $44,325 existed in connection with the beneficial conversion feature of the Crown Bridge Note 1 and charged this amount to interest expense during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Consulting Services Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $7,800 in interest on the Consulting Services Note during the year ended December 31, 2019. On December 31, 2019, the holder of the Consulting Services Note converted principal in the amount of $65,000 and accrued interest in the amount of $7,800 into 2,912 of the Company’s Series X Preferred Stock. There was no gain or loss recognized on this transaction. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Trade Payables Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $6,959 in interest on the Trade Payables Note during the year ended December 31, 2019. On December 31, 2019, the holder of the Trade Payables Note converted principal in the amount of $58,000 and accrued interest in the amount of $6,959 into 2,598 of the Company’s Series X Preferred Stock. There was no gain or loss recognized on this transaction. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000. The Power Up Note 5 entitles the holder to 12% interest per annum and matures on October 31, 2019.  Under the Power Up Note 5, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 5, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 5 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 5 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 5, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 5; $3,000 was amortized to interest expense during the year ended December 31, 2019. On July 1, 2019, the Power Up Note 5 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $50,000; $50,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $53,000 and $3,180, respectively, were converted into a total of 1,488,098 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $3,289 on the Power Up Note 5 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $53,681 existed in connection with the variable rate conversion feature of the Power Up Note 5. $53,000 of this amount was charged to discount on the Power Up Note 5, and $681 was charged to interest expense. $53,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000. The Power Up Note 6 entitles the holder to 12% interest per annum and matures on November 30, 2019.  Under the Power Up Note 6, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 6, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 6 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 6 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 6; $3,000 was amortized to interest expense during the year ended December 31, 2019. On August 10, 2019, the Power Up Note 6 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $45,000; $45,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $48,000 and $2,880, respectively, were converted into a total of 2,106,210 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest on the Power Up Note 6 in the amount of $2,998 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $48,844 existed in connection with the variable rate conversion feature of the Power Up Note 6. $48,000 of this amount was charged to discount on the Power Up Note 6, and $844 was charged to interest expense. $48,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the principal amount of $40,000. The Crown Bridge Note 2 entitles the holder to 12% interest per annum and matures on December 4, 2019.  Under the Crown Bridge Note 2, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 2, at a price equal to the higher of the variable conversion price or $0.00004 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 2 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 2, there shall be no further right of prepayment. In connection with the Crown Bridge Note 2, the Company issued five-year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500 and recorded this amount as a discount to the Crown Bridge Note 2; $34,500 of this amount was amortized to interest expense during the year ended December 31, 2019. On August 31, 2019, the Crown Bridge Note 2 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $3,053; $3,053 of this amount was charged to interest expense during the year ended December 31, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 2; $5,500 of this amount was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest expense in the amount of $3,446 on the Crown Bridge Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $55,863 existed in connection with the variable rate conversion feature of the Crown Bridge Note 2. $40,000 of this amount was charged to discount on the Crown Bridge Note 2, and $15,863 was charged to interest expense. $40,000 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, principal, fees, and accrued interest in the amount of $40,000, $1,500, and $3,446, respectively, were converted into a total of 4,964,213 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 7

On March 18, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 7”) in the aggregate principal amount of $43,000. The Power Up Note 7 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 7, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 7, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 7 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 7 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note , then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 7, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 7; $3,000 was amortized to interest expense during the year ended December 31, 2019. On September 14, 2019, the Power Up Note 7 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $40,000; $40,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $43,000 and $2,580, respectively, were converted into a total of 3,561,625 shares of the Company’s common stock. The Company recognized a loss in the amount of $20 in connection with these conversions. The Company accrued interest in the amount of $2,675 on the Power Up Note 7 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $44,139 existed in connection with the variable rate conversion feature of the Power Up Note 7. $43,000 of this amount was charged to discount on the Power Up Note 7, and $1,139 was charged to interest expense. $43,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 8

On April 1, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 8”) in the aggregate principal amount of $53,000. The Power Up Note 8 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 8, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 8 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 8, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 8 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 8 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 8, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 1405. After the 180th day following the issuance of the Power Up Note 8, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 8; $3,000 was amortized to interest expense during the year ended December 31, 2019. On September 23, 2019, the Power Up Note 8 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $50,000; $50,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $53,000 and $3,180, respectively, were converted into a total of 4,620,880 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $3,180 on the Power Up Note 8 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,404 existed in connection with the variable rate conversion feature of the Power Up Note 8. $53,000 of this amount was charged to discount on the Power Up Note 8, and $1,404 was charged to interest expense. $53,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 9

On May 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 9”) in the aggregate principal amount of $33,000. The Power Up Note 9 entitles the holder to 12% interest per annum and matures on February 28, 2020.  Under the Power Up Note 9, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 9 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 9, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 9 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 9 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 9, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 9, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 9; $3,000 was amortized to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 3,606,186 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $1,980 on the Power Up Note 9 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $34,196 existed in connection with the variable rate conversion feature of the Power Up Note 9. $33,000 of this amount was charged to discount on the Power Up Note 9, and $1,196 was charged to interest expense. $33,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

BHP Note

On June 4, 2019, the Company entered into a securities purchase agreement with BHP Capital NY, Inc., a New York corporation (“BHP”), pursuant to which BHP agreed to purchase a Convertible Promissory Note (the “BHP Note”) in the principal amount of $38,500.   The BHP Note the holder to 10% interest per annum and matures on March 4, 2020.  In the event the Company prepays the BHP Note beginning on the issuance date through the 180th day following the issuance date, the Company must pay BHP all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the issuance date, there is no further right of prepayment by the Company. BHP has no right of conversion under the BHP Note for a period of 180 days commencing on the issuance date. In the event the Company has not paid the BHP Note in full prior to 180 days from the issuance date, BHP may convert all or a portion of the outstanding principal of the BHP Note into shares of the Company’s common stock at a price per share at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading-day period ending on the last complete trading day prior to the date of conversion. BHP may not convert the BHP Note to the extent that such conversion would result in beneficial ownership by BHP and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The BHP Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the BHP Note, at the option of BHP, it may consider the BHP Note immediately due and payable. The Company recorded an original issue discount in the amount of $5,500 in connection with the BHP Note; $5,500 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $2,094 on the BHP Note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,886 existed in connection with the variable rate conversion feature of the BHP Note. $38,500 of this amount was charged to discount on the BHP Note, and $35,386 was charged to interest expense. $38,500 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the BHP Note by making the following cash payments: principal in the amount of $38,500; accrued interest in the amount of $2,094; and prepayment penalty in the amount of $13,272. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Armada Note

On June 10, 2019, the Company entered into a securities purchase agreement with Armada Investment Fund, LLC (“Armada”) pursuant to which Armada agreed to purchase a convertible promissory note (the “Armada Note”) in the aggregate principal amount of $38,500. The Armada Note the holder to 10% interest per annum and matures on March 10, 2020.  In the event the Company prepays the Armada Note beginning on the issuance date through the 180th day following the Armada Issuance Date, the Company must pay Armada all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the Armada Issuance Date, there is no further right of prepayment by the Company. Armada has no right of conversion under the Armada Note for a period of 180 days commencing on the Armada Issuance Date. In the event the Company has not paid the Armada Note in full prior to 180 days from the Armada Issuance Date, Armada may convert all or a portion of the outstanding principal of the Armada Note into shares of the Company’s common stock at a price per share equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading-day period ending on the last complete trading day prior to the date of conversion. Armada may not convert the Armada Note to the extent that such conversion would result in beneficial ownership by Armada and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The Armada Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the Armada Note, at the option of Armada, it may consider the Armada Note immediately due and payable. The Company recorded an original issue discount in the amount of $5,500 in connection with the Armada Note; $5,500 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $2,018 on the Armada Note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,256 existed in connection with the variable rate conversion feature of the Armada Note. $38,500 of this amount was charged to discount on the Armada Note, and $34,756 was charged to interest expense. $38,500 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the Armada Note by making the following cash payments: principal in the amount of $38,500; accrued interest in the amount of $2,018; and prepayment penalty in the amount of $13,348. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Crown Bridge Note 3

On July 2, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 3”) in the principal amount of $40,000. The Crown Bridge Note 3 entitles the holder to 12% interest per annum and matures on December 29, 2019.  Under the Crown Bridge Note 3, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 3, at a price equal to the 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 3 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 3 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 3, there shall be no further right of prepayment. In connection with the Crown Bridge Note 3. The Company recorded an original issue discount in the amount of $4,000 in connection with the Crown Bridge Note 3; $4,000 of this amount was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest expense in the amount of $2,249 on the Crown Bridge Note 3 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $57,346 existed in connection with the variable rate conversion feature of the Crown Bridge Note 3. $40,000 of this amount was charged to discount on the Crown Bridge Note 3, and $17,346 was charged to interest expense. $40,000 of the discount was Crown Bridge Note 3 charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the Crown Bridge Note 3 by making the following cash payments: principal in the amount of $40,000; accrued interest in the amount of $2,249; and prepayment penalty in the amount of $21,124. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 10

On July 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 10”) in the aggregate principal amount of $38,000. The Power Up Note 10 entitles the holder to 12% interest per annum and matures on April 30, 2020.  Under the Power Up Note 10, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 10 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 10, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 10 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 10 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 10, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 10, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 10; $3,000 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $2,024 on the Power Up Note 10 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $40,033 existed in connection with the variable rate conversion feature of the Power Up Note 10. $38,000 of this amount was charged to discount on the Power Up Note 10, and $2,033 was charged to interest expense. $38,000 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the Power Up Note 10 by making the following cash payments: principal in the amount of $38,000; accrued interest in the amount of $2,024; and prepayment penalty in the amount of $19,937. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 11

On September 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 11”) in the aggregate principal amount of $45,000. The Power Up Note 11 entitles the holder to 12% interest per annum and matures on July 15, 2020.  Under the Power Up Note 11, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 11 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 11, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 11 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 11 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 11, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 11, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 11; $3,000 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $1,642 on the Power Up Note 11 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $47,187 existed in connection with the variable rate conversion feature of the Power Up Note 11. $45,000 of this amount was charged to discount on the Power Up Note 11, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Power Up Note 11 was $45,000 at December 31, 2019.

Power Up Note 12

On October 7, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 12”) in the aggregate principal amount of $53,000 and an original issue discount of $3,000. The Power Up Note 12 entitles the holder to 12% interest per annum and matures on August 15, 2020.  Under the Power Up Note 12, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 12 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 12 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 12 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 12, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 12, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,491 on the Power Up Note 12 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,969 existed in connection with the variable rate conversion feature of the Power Up Note 12. $53,000 of this amount was charged to discount on the Power Up Note 12, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Power Up Note 12 was $53,000 at December 31, 2019.

Power Up Note 13

On November 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 13”) in the aggregate principal amount of $73,000 and an original issue discount of $3,000. The Power Up Note 13 entitles the holder to 12% interest per annum and matures on August 30, 2020.  Under the Power Up Note 13, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 13 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 13 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 13 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 13, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 13, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,414 on the Power Up Note 13 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,529 existed in connection with the variable rate conversion feature of the Power Up Note 13. $73,000 of this amount was charged to discount on the Power Up Note 13, and $529 was charged to interest expense. $6,091 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Power Up Note 13 was $73,000 at December 31, 2019.

Eagle Equities Note 1

On November 22, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”) pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 1”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 1 entitles the holder to 12% interest per annum and matures on November 22, 2020.  Under the Eagle Equities Note 1, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 1, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 1 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 1 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 1, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 1, there shall be no further right of prepayment. The Company accrued interest in the amount of $3,367 on the Eagle Equities Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $271,694 existed in connection with the variable rate conversion feature of the Eagle Equities Note 1. $256,000 of this amount was charged to discount on the Eagle Equities Note 1, and $15,694 was charged to interest expense. $7,784 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Eagle Equities Note 1 was $256,000 at December 31, 2019.

Eagle Equities Note 2

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 2”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 2 entitles the holder to 12% interest per annum and matures on December 19, 2020.  Under the Eagle Equities Note 2, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 2, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 2 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,094 on the Eagle Equities Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $277,476 existed in connection with the variable rate conversion feature of the Eagle Equities Note 2. $256,000 of this amount was charged to discount on the Eagle Equities Note 2, and $21,476 was charged to interest expense. $8,393 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Eagle Equities Note 2 was $256,000 at December 31, 2019.

Series X Preferred Stock

On December 31, 2019, the Company issued a total of 26,227 of its Series X Preferred Stock in satisfaction of certain liabilities. The Series X Preferred Stock has a liquidation value of $25.00 per share and a fair value of $31.73 per share. Each share of Series X Preferred Stock has voting rights equivalent to 20,000 shares of common stock.

The shares of Series X Preferred stock were issued as follows:

	Type of		Share	Liability
Name	Liability	# shares	Value	Amount		Loss

Ron Riewold, Director	Deferred Compensation	1,200	$41,675	$30,000		$(11,675)
Larry Diamond, Director and CEO	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
Julie R. Smith, Director and President	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
James Crone, ex-Officer and Director	Deferred Compensation	2,884	$100,158	$72,089		$(28,069)
Louis Deluca, ex-Officer and Director	Deferred Compensation	2,400	$83,350	$60,000		$(23,350)
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503	$434,216	$312,572	(a)	$(121,644)
Frank Lightmas	Legal fees	3,240	$112,522	$81,000	(b)	$(31,522)
Total		26,227	$910,837	$655,661		$(255,176)

(a) amount consists of accounts payable for a) consulting services of $174,813, and b) principal plus interest due on notes payable in the amount of $137,759.

(b) Amount consists of $71,279 in legal fees due and $9,721 in prepaid legal fees.

Plan of Operations

We intend to acquire a series of early stage companies into a portfolio using a “incubator” model. These will feature proven technology and services that generally has not yet scaled to size and needs resources to do so. These will be both domestic, and international and will see growth primarily from expanded marketing into new marketplaces. There is a small universe of healthcare providers. For all these people to get the services and products they need, the cost must come down, the quality must improve and access to care must increase. Core to achieving these three targets are:

1)

As efficiency and accuracy of information-sharing for an individual’s healthcare status, diagnostics and maintenance improves, the correct care will be delivered the first time and, therefore, reduce costs;

2)	Innovative technology needs to be developed and funded in order to improve care quality to treat people with a fewer number of interactions within the health care system;

3)

Increasing the scope of care for a provider, allowing them to serve up to their full training, expertise and license, and then make those services available via in-person visits, by phone, by text, by email and by video, all to increase access to services with the least amount of delay.

We are seeing many excellent examples of how technology can improve healthcare:

●	Empowering people to manage their own care so that they need fewer resources from the shrinking pool of healthcare professionals;

●	Gathering and sharing data about a person’s healthcare needs more effectively among the relevant healthcare professionals and suppliers;

●	Utilizing Artificial Intelligence (AI) and data analytics to allow the healthcare professionals to work more effectively, spreading their talents across a larger pool of those who need their insights.

Many available innovative healthcare technology companies are small. Recently founded startups lack marketing and operational knowledge to grow. We are drowning in good ideas and new ways to apply technology, but are short in teams who can scale, integrate and deploy the new technology and services. This is our opportunity.

We have assembled a team with deep experience in the application of healthcare, technology and service, to find, evaluate, integrate and grow selected businesses that fit our demanding requirements. First, they must have proof of results; tangible and measurable. Second, their technology or services must be appropriate for a segment of the population that is sizeable, and in many cases, where the population is underserved. Lastly, the companies must show an ability to grow their capabilities and their market reach, including geographically. Integrated solutions are most always more effective than those that can only operate stand-alone.

We are seeking to start with 5 or 6 in the near term and create sufficient cash flows to support both our public company overhead, and to fund operations and growth from acquired businesses.

All of our plans are contingent on recruiting sufficient capital to provide for both our public company overhead, and to fund the acquisitions and growth needs of the target acquisitions. If we are unsuccessful in our funding efforts, the plans may stall, and even the limited overhead of the Company may require reductions.

Recent Developments

Change in Headquarters

On January 30, 2020 we announced a change in our corporate headquarters from Atlanta, Georgia to Denver, Colorado.

Appointment of Officers

On October 1, 2019 the Company announces the appointment of Ms. Julie R. Smith as a member of its Board of Directors and on November 4, 2019 Ms. Smith was hired as President & COO.

On October 1, 2019 the Company announces the appointment of Mr. Lawrence Diamond to its Board of Directors, and on November 4, 2019 was hired as CEO.

Resignation of Officer

Effective October 8, 2019 Mr. Jim Crone has resigned all positions with the Company in order to pursue other opportunities. There were no disagreements with Mr. Crone.

The 2020 Directors Advisory Agreement

On December 30, 2019, the Board of Directors of the Company approved Director Advisory Agreements for each Company Director (each an “Agreement,” collectively the “Agreements”). Each Agreement is for one (1) year and is effective immediately.

Each Agreement has three (3) components: (i) per the Agreement, each Director shall receive a $2,000 per month stipend, except that in any month in which there is a physical meeting of all of the Board of Directors it shall be $5,000. All fees and stipends will accrue until the Company has sufficient funding to pay it in total, of which $1,000 of the stipend will get priority treatment, along with other conventional payroll obligations; (ii) each Director will receive a restricted stock allocation of 1 million shares that shall be immediately issued to the Director on his appointment (or to his assignee(s)) with certain reverse vesting provisions subject to the Directors continued standing as a Board member, such that: 1/6th of the shares shall be fully vested within 180 days, 1/6th shall be fully vested as of 6 months, 1/6th shall be fully vested as of 12 months, 1/6th shall fully vest as of 24 months, 1/6th shall fully vest as of 30 months and 1/6th shall fully vest as of 36 months.  If the Director has remained a member of the Board continuously through 36 months, the individual shall own 1 million shares of restricted stock with no further reverse vesting provisions. The restricted common stock issuances are considered appropriate additional annual compensation for active board duties. All share grants will be subject to Rule 144 and will have a six-month holding period according to the Securities Act. If the Director leaves the Board during this 6-month holding period, then any shares not previously relieved of the reverse vesting provisions will be rescinded.  The Company retains the right to issue these shares via a Stock Option program upon filing of the S-8 rather than issue restricted stock.

The Agreements further provide that any of the Directors may be removed on a vote of the majority of the disinterested members of the Board of Directors, as well as the terms of the Company's Bylaws, Articles of Incorporation and under the Delaware General Corporate Law (DGCL).

Resignation of Doug Cole

Effective December 31, 2019, Mr. Douglas Cole has resigned all positions with the Company. There were no disagreements with Mr. Cole.

Appointment of Mr. Tom Brodmerkel as Director

Effective December 31, 2019 the Company’s Board of Directors (the “Board”) appointed Mr. Tom Brodmerkel as Director.

Sale and Issuance of Eagle Equities, LLC Term Note

On January 24, 2019, the Company entered into a convertible note agreement with Eagle Equities, LLC in the amount of $256,000. The note was funded on January 27, 2019.

Name Change

On February 4, 2020 the Board of Directors by written consent approved changing the name of the Company from True Nature Holding, Inc. to Mitesco, Inc. and to make a request to change the stock symbol from “TNTY” to “MITI”, subject to approval by FINRA.

Asset Purchase Agreement

On March 2, 2020, the Company entered into an asset purchase agreement (the “MyCare APA”) with the following four (4) individuals: James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty. The MyCare APA calls for the full and exclusive acquisition of all assets, intellectual properties and related materials related to the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology domestically and internationally. The consideration for this acquisition is the issuance of the Company’s Series A Preferred stock in the face amount of $120,000 in aggregate.

Redemption of Certain Previously Issued Convertible Notes

On March 11, 2020 the Company paid in full a previously issued convertible notes with Power Up Lending Group, LTD. The Power Up Convertible Bridge Note dated September 12, 2019, in the amount of $45,000 was paid in full for $71,494.52, including all accrued interest.

Amendment to Warrants Previously Issued

On March 10, 2020 the Company completed an amendment with Crown Bridge Partners, LLC related to three warrants previously issued in conjunction with certain convertible notes. As a result of the agreement: (i) the first note was fully exercised through the issuance of 4,098,556 shares of common stock, and is now fully extinguished, (ii) the second note has been modified such that exactly 2,901,444 shares will be issued to fully satisfy the warrant, and (iii) the third warrant was fully extinguished with no shares issued and none to be issued.

Compensatory Arrangements

On March 9, 2020 the Board of Directors agreed to implement the 2020 Employee Stock Option Plan (“the 2020 Plan”). The plan calls for the issuance of up to 8,500,000 stock options, all subject to certain vesting and performance requirements. In conjunction with the Plan it has agreed to issue the following options to the two (2) officers and two (2) Directors of the Company.

The two (2) outside Directors, Ron Riewold and Tom Brodmerkel shall receive options to purchase up to 1,000,000 shares each, priced at $0.05 and vesting over three years. The two operating executive Directors, Larry Diamond and Julie Smith shall receive options to purchase 1,500,000 each, priced at $0.05 and vesting over three (3) years subject to certain performance conditions.

Newly Formed Wholly Subsidiaries and International Operations

The Company has formed Mitesco N. A., LLC, a Colorado corporation which will house all North American operations. For European acquisitions, the Company has formed Acelerar Healthcare Holdings, LTD., which is based in Dublin, Ireland and will house all European acquisitions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUE NATURE HOLDING, INC.

CONTENTS

PAGE

49	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

50	CONSOLIDATED BALANCE SHEETS

51	CONSOLIDATED STATEMENTS OF OPERATIONS

52	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

53	CONSOLIDATED STATEMENTS OF CASH FLOWS

54	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of True Nature Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of True Nature Holding, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2016.

Houston, TX

March 31, 2020

TRUE NATURE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2019	2018
Current assets
Cash and cash equivalents	$83,245	$1,304
Prepaid expenses	9,721	2,500
Total current assets	92,966	3,804

Fixed assets, net of accumulated depreciation of $0	7,854	-

Total Assets	$100,820	$3,804

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	648,714	911,551
Due to related parties	-	13,948
Accrued interest	82,870	60,381
Derivative liabilities	1,488,423	-
Notes payable	-	30,000
Convertible notes payable, net of discount of $646,888 and $91,646	77,112	247,590
Convertible note payable, in default	122,166	196,270
Note payable, related party - current portion	-	75,000
Total current liabilities	2,419,285	1,534,740

Notes payable, related party - noncurrent portion	-	123,000

Total Liabilities	$2,419,285	$1,657,740

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized, 26,227 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	262	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 81,268,443 and 31,598,236 shares issued and outstanding as of December 31, 2019 and 2018, respectively	812,684	315,982
Additional paid-in capital	8,407,977	5,684,208
Stock payable	37,186	37,186
Accumulated deficit	(11,576,574)	(7,691,312)
Total (deficiency in) stockholders' equity (deficit)	(2,318,465)	(1,653,936)

Total liabilities and stockholders' equity (deficit)	$100,820	$3,804

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2019	2018

Revenue	$3,500	$-

Operating expenses:
General and administrative	1,447,582	1,315,663

Total operating expenses	1,447,582	1,315,663

Net Operating Loss	(1,444,082)	(1,315,663)

Other income (expense):
Interest expense	(1,609,727)	(66,630)
Loss on conversion of liabilities to preferred stock	(255,176)	-
Gain (loss) on settlement of accounts payable	251,536	(32,860)
Gain on settlement of notes payable	70,000	-
Loss on revaluation of derivative liabilities	(709,431)	-
Loss on legal settlement	(26,924)	-
Loss on conversion of notes	(161,458)	-
Total other expense	(2,441,180)	(99,490)

Loss before provision for income taxes	(3,885,262)	(1,415,153)

Provision for income taxes	-	-

Net loss	$(3,885,262)	$(1,415,153)

Net loss per share - basic and diluted	$(0.09)	$(0.06)

Weighted average shares outstanding - basic and diluted	45,248,520	25,101,167

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31

	Preferred Stock		Common Stock		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Total
Balance, December 31, 2017	-	$-	18,930,874	$189,309	$4,659,713	$39,886	$(6,276,159)	$(1,387,251)
Stock issued for services	-	-	6,149,420	61,494	396,743	(2,700)	-	455,537
Debt discount due to issuance of warrants	-	-	-	-	74,095	-	-	74,095
Stock issued for accounts payable	-	-	6,517,942	65,179	544,658	-	-	609,837
Imputed interest	-	-	-	-	9,000	-	-	9,000
Loss for the year ended December 31, 2018	-	-	-	-	-	-	(1,415,153)	(1,415,153)
Balance, December 31, 2018	-	$-	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)

Common stock issued for services	-	-	300,000	3,000	19,005	-	-	22,005
Cancellation of common stock	-	-	(700,000)	(7,000)	7,000	-	-	-
Shares issued to employees, subject to vesting	-	-	6,975,000	69,750	(69,750)	-	-	-
Vesting of shares by employees	-	-	-	-	212,187	-	-	212,187
Common stock issued for the conversion of convertible debt and accrued interest stock	-	-	38,179,083	381,791	407,146	-	-	788,937
Common stock issued for legal settlement	-	-	1,401,224	14,012	87,016	-	-	101,028
Settlement of derivative liability	-	-	-	-	881,296	-	-	881,296
Discount on convertible note due to beneficial conversion features	-	-	-	-	225,393	-	-	225,393
Discount on convertible note due to warrants	-	-	-	-	34,500	-	-	34,500
Imputed interest	-	-	-	-	9,018	-	-	9,018
Common stock issued for the cashless exercise of warrants	-	-	3,514,900	35,149	(35,149)	-	-	-
Gain on settlement of accounts payable with related party	-	-	-	-	35,532	-	-	35,532
Issuance of Preferred X for accounts payable and accrued liabilities	26,227	262	-	-	910,575	-	-	910,837
Loss for the year ended December 31, 2019	-	-	-	-	-	-	(3,885,262)	(3,885,262)
Balance, December 31, 2019	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)

The accompanying notes are an integral part of the Consolidated Financial Statements.

TRUE NATURE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,885,262)	$(1,415,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of notes payable to common stock	161,458	-
Loss on conversion of liabilities to preferred stock	255,176	-
Gain on settlement of notes payable	(70,000)	-
Loss on legal settlement	26,924	-
(Gain) loss on settlement of accounts payable	(251,536)	29,023
Loss on revaluation of derivative liabilities	709,431	-
Derivative expense	572,895	-
Amortization of discount on notes payable	848,845	13,449
Share-based compensation	234,192	455,537
Imputed interest	9,018	9,000

Changes in assets and liabilities:
Prepaid expenses	2,500	27,500
Accounts payable	216,704	452,487
Accrued liabilities	308,154	125,627
Due to related parties	(4,543)	45,882
Accrued interest	81,575	9,716

Net cash used in operating activities	(784,469)	(246,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(7,854)	-
Net cased used in investing activities	(7,854)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,048,500	276,000
Principal payments on notes payable	(174,236)	(27,764)

Net cash provided by financing activities	874,264	248,236

Net increase (decrease) in cash and cash equivalents	81,941	1,304

Cash and cash equivalents at beginning of period	1,304	-

Cash and cash equivalents at end of period	$83,245	$1,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$86,241	$2,236
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for satisfaction of payables	$-	$424,377
Consulting fees prepaid with note payable and stock	$9,721	$30,000
Par value of shares returned for cancellation	$7,000	$-
Stock issued for conversion of debt and accrued interest	$627,479	$-
Stock issued for legal settlement	$74,104	$-
Preferred stock issued for conversion of liabilities	$655,661	$-
Common stock issued for accrued compensation	$-	$156,436
Discount on notes payable due to warrants	$34,500	$74,095
Discount on notes payable due to derivative liabilities	$1,087,000	$-
Beneficial conversion feature	$225,393	$-
Settlement of derivative liabilities	$881,296
Cashless exercise of warrants	$35,149	$-
Gain on settlement of accounts payable – related parties	$35,532	$123,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes To Consolidated Financial Statements

December 31, 2019

Note 1 – Organization, Basis of Presentation and Nature of Operations

True Nature Holding, Inc. (the “Company” or “True Nature”), previously known as Trunity Holdings, Inc., became a publicly-traded company through a reverse merger with Brain Tree International, Inc., a Utah corporation (“BTI”) in 2012. BTI was incorporated on July 26, 1983 to specialize in the development of high technology products or applications including, but not limited to, electronics, computerized technology, new technological product fields, and precious metals. Trunity Holdings, Inc. was the parent company of the prior educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property by its three founders.

True Nature Holding, Inc. is a corporation organized under the laws of the state of Delaware with principal offices located in Denver, Colorado. On January 16, 2016, the Company effected a reverse split of 1 for 101, such that all holders of 101 shares of common stock issued and outstanding prior to the effective date of the reverse split would own 1 share of common stock upon the effect date of the reverse split. In addition, the Company amended its Articles of Incorporation (i) to increase its authorized capital stock to 510,000,000 shares which consists of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share and (ii) to change its name from Trunity Holdings, Inc. to True Nature Holding, Inc. (there was no change in the stock symbol “TNTY”).

The accompanying consolidated financial statements include the accounts of True Nature Holding, Inc. as of December 31, 2019 and 2018.

Going Concern

As of December 31, 2019, the Company had cash in the amount of $83,245, current liabilities of $2,419,285, and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $83,245 and $1,304 as of December 31, 2019 and 2018.

Property, Plant, and Equipment - Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over its estimated useful life.  Property acquired in a business combination is recorded at estimated initial fair value. Property, plant, and equipment are depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based upon the following life expectancy:

Years
Office equipment	3 to 5
Furniture & fixtures	3 to 7
Machinery & equipment	3 to 10
Leasehold improvements	Term of lease

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

Derivative Financial Instruments- Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities.

The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the year ended December 31, 2019:

-	The stock prices of $0.0807 to $0.0220 in these periods would fluctuate with the Company projected volatility;

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

-

A reset event would adjust the Notes conversion price triggered by either a capital raise, stock issuance, settlement, or conversion/exercise. (A reset occurred in this period on November 7, 2019 – Auctus Conversion triggered a reset to $0.00858). The reset events are projected to occur on 3 months following the date of valuation of December 31, 2019.

-	For the variable rate Notes (39% or 45% discount), the Holder would convert with effective discount rates of 43.49% to 55.98% (based on the lookback terms).

-

The Company would redeem the notes at maturity if the conversion value was less than the payment with penalties. During the period redemption is projected 0% of the time, increasing 0% per month to a maximum of 0%.

-	The cash flows are discounted to net present values using risk free rates. Discount rates were based on risk free rates in effect based on the remaining term.

-	An event of default would occur 10% of the time, increasing 0% per month to a maximum of 10%.

-	No Warrants expired during the period.

-	Auctus exercised warrants November 19, 2019 on a cashless basis.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. In November 2019, in order to settle a dispute, the Company agreed to issue 3,514,900 shares of common stock for the cashless conversion of 312,500 warrants; these shares were issued during the year ended December 31, 2019. The Company also agreed to issue an additional 1,000,000 shares for the conversion of 312,500 warrants; these shares have not been issued as of December 31, 2019. As of December 31, 2019, the Company had outstanding 1,112,500 warrants exercisable into a total of 1,800,000 shares of common stock; at December 31, 2018, the Company had outstanding and 1,167,653 warrants exercisable into a total of 1,167,653 shares of common stock. As of December 31, 2019 and 2018, the Company had 67,879 stock options outstanding.

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

The use of observable and unobservable inputs and their significant in measuring fair value are reflected in our hierarchy assessment. The carrying amount of cash, prepaid assets, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. Because cash and cash equivalents are readily liquidated, management classifies these values as Level 1. The fair value of the debentures approximates their book value as the instruments are short-term in nature and contain market rates of interest. Because there is no ready market or observable transactions, management classifies the debentures as Level 3.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We adopted the ASU and related amendments on January 1, 2019. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. We had no leases in place during the year ended December 31, 2019, and the implementation of this pronouncement did not have a material effect on our financial statements.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update was effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. We implemented this standard effective January 1, 2018, and there was no material effect on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. The Company is currently evaluating the potential impact of this standard on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. We implemented this standard effective January 1, 2018, and there was no material effect on our financial statements.

In June 2018, the FASB issued ASU 2018-07 “Improvements to Non-employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Related Party Transactions

For the Year Ended December 31, 2019:

On March 11, 2019, the Company issued 100,000 shares of common stock to its President as compensation. These shares were valued at the market price of the Company’s common stock on the date of the grant,  and the amount of $8,740 was charged to operations during the year ended December 31, 2019.

On March 11, 2019, the Company issued 100,000 shares of common stock to a board member as compensation These shares were valued at the market price of the Company’s common stock on the date of the grant,  and the amount of $8,740 was charged to operations during the year ended December 31, 2019.

On July 29,2019, the Company cancelled 300,000 shares of common stock previously issued to its former President. The par value of these shares in the amount of $3,000 was charged to paid-in capital during the year ended December 31, 2019.

On August 10, 2019, the Company issued 1,000,000 shares of common stock with a fair value of $60,000 to a board member pursuant to a director advisory agreement. These shares were valued at the market price of the Company’s common stock on the date of the grant. The fair value of these shares will be recognized ratably over the vesting period; during the year ended December 31, 2019, the amount of $60,000 was charged to operations in connection with these shares.

On August 10, 2019, the Company issued 775,000 shares of common stock with a fair value of $46,500 to a board member pursuant to a director advisory agreement. These shares were valued at the market price of the Company’s common stock on the date of the grant. The fair value of these shares will be recognized ratably over the vesting period; during the year ended December 31, 2019, the amount of $46,500 was charged to operations in connection with these shares.

On August 10, 2019, the Company issued 200,000 shares of common stock with a fair value of $12,000 to a board member pursuant to a director advisory agreement. These shares were valued at the market price of the Company’s common stock on the date of the grant. The fair value of these shares will be recognized ratably over the vesting period; during the year ended December 31, 2019, the amount of $12,000 was charged to operations in connection with these shares.

During the year ended December 31, 2019, the Company recognized the amount of $16,085 each to its Chief Executive Office and its President and Chief Operating Officer in connection with the vested portion of common stock awards for their duties as board members; in addition, the Company recognized the amount of $5,7133 each to its Chief Executive Office and its President and Chief Operating Officer in connection with the vested portion of common stock awards for their duties as Executives.

On December 31, 2019, the Company issued a total of 26,227 shares of Series X Preferred stock in settlement of various liabilities. All of the entities who received these shares were related parties, either because they were officer and or directors, or because the voting rights attached to these shares created a related party relationship.

The shares of Series X Preferred stock were issued as follows:

	Type of		Share	Liability
Name	Liability	# shares	Value	Amount		Loss

Ron Riewold, Director	Deferred Compensation	1,200	$41,675	$30,000		$(11,675)
Larry Diamond, Director and CEO	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
Julie R. Smith, Director and President	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
James Crone, ex-Officer and Director	Deferred Compensation	2,884	$100,158	$72,089		$(28,069)
Louis Deluca, ex-Officer and Director	Deferred Compensation	2,400	$83,350	$60,000		$(23,350)
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503	$434,216	$312,572	(a)	$(121,644)
Frank Lightmas	Legal fees	3,240	$112,522	$81,000	(b)	$(31,522)
Total		26,227	$910,837	$655,661		$(255,176)

(a) amount consists of accounts payable for consulting services of $174,813, and principal plus interest due on notes payable in the amount of $137,759.

(b) Amount consists of $71,279 in legal fees due and $9,721 in prepaid legal fees.

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

On November 27, 2018, the Company issued 500,000 shares of common stock with certain vesting provisions to its Chief Executive Officer. The Company recognized $13,884 as compensation expense for the portion of the shares vested during the period. Also, on November 27, 2018, the Company issued an additional 100,000 shares of common stock with a fair value of $469 to its Chief Executive Officer for services as a member of the board of directors.

On December 19, 2018, the Company committed to issue 85,000 shares of common stock with a fair value of $2,513 to its board chairman in satisfaction of accrued compensation.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Trade accounts payable	$529,866	$779,401
Accrued compensation	92,799	109,006
Credit card payable	26,049	23,144
Total	$648,714	$911,551

During the year ended December 31, 2019, the Company settled trade accounts payable in the aggregate amount of $256,025 for total cash payments in the aggregate amount of $34,750, and recorded net gain in the amount of $221,275 on these transactions; the Company also settled accrued compensation in the aggregate amount of $35,261 for total cash payments in the aggregate amount of $5,000, and recorded a net gain the amount of $30,261 on these transactions. The aggregate gain on the settlement of accounts payable and accrued liabilities was $251,536 during the year ended December 31, 2019.

Note 5 – Debt

August 2014 Convertible Debentures (Series C)

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2019 and 2018, the Company accrued interest in the amount of $11,122 and $11,083, respectively, on the Series C Debenture. As of December 31, 2019 and 2018, the carrying value of this Series C Debenture was $110,833 and accrued interest expense of $57,709 and $46,587, respectively.  The Series C Debenture is currently in default.

November 2014 Convertible Debentures (Series D)

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. During the years ended December 31, 2019 and 2018, the Company accrued interest in the amount of $1,365 and $1,360, respectively, on the Series C Debenture. As of December 31, 2019 and 2018, the carrying value of the Series D Debenture was $11,333 and accrued interest expense of $7,026 and $5,661, respectively.  The Series D Debenture is currently in default.

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. The Company accrued interest in the amount of $5,622 on this note during the year ended December 31, 2019. At December 31, 2019, the principal amount of the March 2016 Convertible Note A was $41,000 and accrued interest was $7,101.

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

The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount is being amortized to interest expense over the term of the debt. For the year ended December 31, 2016, debt discount amortization related to the Convertible Note A was $28,125.  There was no amortization of the discount during the year ended December 31, 2019.

Short term loan

As a result of the acquisition of P3 Compounding of Georgia, LLC (“P3”) the Company had a short-term convertible note with a loan agency in the principal amount of $52,000 for the purchase of future sales and credit card receivables of P3. Under the terms of the receivable purchase agreement, the Company purchased an advance of $50,000 plus $2,000 for origination costs with a 10.5% daily interest rate to be repaid over 160 days at a repayment amount of $451.75 per day. The origination fee and interest were recorded as debt discount on the date of issuance in the amount of $22,280 and $22,280 was amortized during the year ending December 31, 2016. During the year ended December 31, 2019, principal in the amount of $74,104 was converted into 1,401,224 shares of common stock; a loss in the amount of $26,924 was recorded on this transaction. The principal balance due under this note was $0 at December 31, 2019.

July 2017 Note

On July 10, 2017, the Company negotiated the reclassification of $75,000 in accounts payable to a loan payable (the “July 2017 Note”).  The July 2017 Note is due no later than 90 days after the receipt of a minimum of $1,000,000 of funding. The July 2017 Note bears no interest; however, if it is not paid by the due date, interest will accrue at the rate of 12% per year. In December 2019, the Company settled the amount due under the July 2017 note for a cash payment of $5,000 and recognized a gain in the amount of $70,000. During the year ended December 31, 2019, the Company imputed interest in the amount of $9,018 on the July 2017 Note; at December 31, 2019, the principal balance due under this note was $0.

July 2018 RU Promissory Note

On July 26, 2018, the Company entered into an agreement with Resources Unlimited NW LLC (“RU”) pursuant to which RU provided business development services to the Company for a period of six months. As compensation for these services, the Company issued RU 250,000 shares of common stock with a fair value of $20,000 and a six month note payable in the amount of $30,000 (the “RU Note”). The RU Note bears interest at the rate of 12% per year; principal and interest were due on January 26, 2019. During the year ended December 31, 2019, the Company accrued interest in the amount of $1,776 on the July 2018 RU Promissory Note. During the year ended December 31, 2019, the Company converted principal and accrued in the amounts of $30,000 and $3,344, respectively, into an aggregate of 400,000 shares of common stock; a loss in the amount of $2,637 was recorded on this transaction. The principal balance due under this note was $0 at December 31, 2019.

Power Up Note 1

On July 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 1”) in the aggregate principal amount of $38,000. The Power Up Note entitles the holder to 12% interest per annum and matures on April 15, 2019.  Under the Power Up Note 1, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 1, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 1 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On January 1, 2019, the Power Up Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $9,032; $9,032 of this amount was charged to interest expense during the year months ended December 31, 2019. If the Company prepays the Power Up Note 1 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 1, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 1, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 1; $1,204 of this amount was charged to interest during the year ended December 31, 2019. During the year ended December 31, 2018, the Company paid principal and accrued interest in the amount of $27,764 and $2,236, respectively, on the Power Up Note 1. The Company accrued interest in the amount of $58 on this note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company paid the remaining principal and accrued interest in the amount of $10,236 and $58, respectively, along with a prepayment penalty in the amount of $16,072 on the Power Up Note 1; The principal balance due under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 2

On August 10, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 2”) in the aggregate principal amount of $33,000. The Power Up Note 2 entitles the holder to 12% interest per annum and matures on May 14, 2019. Under the Power Up Note 2, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 2, at a price equal to 61% of the average of the lowest two trading prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 2 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On February 5, 2019, the Power Up Note 2 became convertible; there was no discount associated with the conversion feature of Power Up Note 2. If the Company prepays the Power Up Note 2 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 2, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 2; $1,530 was amortized to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019 the Company also recorded a discount to the Power Up Note 2 in the amount of $32,500 related to a beneficial conversion feature; this amount was charged to operations during the year ended December 31, 2019.  During the year ended December 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 624,993 shares of the Company’s common stock. The Company recognized a loss in the amount of $34,101 on these conversions which was charged to operations during the year ended December 31, 2019. The Company accrued interest in the amount of $418 on the Power Up Note 2 during the year ended December 31, 2019. The principal balance due under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 3

On September 18, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 3”) in the aggregate principal amount of $38,000. The Power Up Note 3 entitles the holder to 12% interest per annum and matured on June 30, 2019.  Under the Power Up Note 3, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 3, at a price equal to 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, but no lower than $0.00006 (fixed price floor), provided, however, that Power Up may not convert the Power Up Note 3 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On March 17, 2019, the Power Up Note 3 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $38,000; $38,000 of this amount was charged to interest expense during the year ended December 31, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 3, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 3; $1,906 was amortized to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $38,000 and $2,280, respectively, were converted into a total of 1,173,632 shares of the Company’s common stock. The Company recognized a loss in the amount of $45,724 on these conversions which was charged to operations during the year ended December 31, 2019. The Company accrued interest in the amount of $1,592 on Power Up Note 3 during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 4

On November 9, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 4”) in the aggregate principal amount of $33,000. The Power Up Note 4 entitles the holder to 12% interest per annum and matures on August 31, 2019.  Under the Power Up Note 4, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 4, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 4 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. On May 8, 2019, the Power Up Note 4 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $33,000; $33,000 of this amount was charged to interest expense during the year ended December 31, 2019. If the Company prepays the Power Up Note 3 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 3, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 4, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 4; $2,469 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $976 on Power Up Note 4 during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 1,619,444 shares of the Company’s common stock. The Company recognized a loss in the amount of $63,443 on these conversions which was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Auctus Note

On November 26, 2018, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus agreed to purchase a convertible promissory note (the “Auctus Note”) in the principal amount of $125,000. The Auctus Note entitles the holder to 12% interest per annum and matures on August 26, 2019.  Pursuant to the terms of the note, the interest rate was raised to 24% effective August 27, 2019, on the portion of principal that had not been paid by the due date of the note. Under the Auctus Note, Auctus may convert all or a portion of the outstanding principal of the Auctus Note into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Auctus Note, at a price equal to the higher of the variable conversion price or $0.00003 per share.  The variable conversion price shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Auctus may not convert the Auctus Note to the extent that such conversion would result in beneficial ownership by Auctus and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Auctus Note within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Auctus Note, then such redemption premium is 150%. After the 180th day following the issuance of the Auctus Note there shall be no further right of prepayment. In connection with the Auctus Note, the Company issued five-year warrants to purchase 625,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $39,595 and recorded this amount as a discount to the Auctus Note; $39,595 of this amount was amortized to interest expense during the year ended December 31, 2019. On May 25, 2019, the Auctus Note became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $93,291; $93,291 of this amount was charged to interest expense during the year ended December 31, 2019. The Company also recorded an original issue discount in the amount of $13,500 in connection with the Auctus Note; $11,769 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $11,117 on the Auctus Note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability existed in connection with the variable rate conversion feature of the Auctus Note. The derivative liability related to the conversion feature was valued at $153,405, and the derivative liability related to the warrants was valued at $39,595; these amounts were charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $125,000 and $12,676, respectively, along with fees in the amount of $1,500, were converted into a total of 10,385,630 shares of the Company’s common stock. The Company recognized a loss in the amount of $2,389 on these conversions which was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Crown Bridge Note 1

On December 19, 2018, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 1”) in the principal amount of $40,000. The Crown Bridge Note 1 entitles the holder to 12% interest per annum and matures on September 19, 2019. Pursuant to the terms of the note, the interest rate was raised to 24% effective September 20, 2019, on the portion of principal that was not paid by the due date of the note. Under the Crown Bridge Note 1, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 1, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 1 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 1 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 1, then such redemption premium is 140%. After the 180th day following the issuance of the Crown Bridge Note 1, there shall be no further right of prepayment. In connection with the Crown Bridge Note 1, the Company issued five-year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500 and recorded this amount as a discount to the Crown Bridge Note 1; $34,500 of this amount was amortized to interest expense during the year ended December 31, 2019. On June 17, 2019, the Crown Bridge Note 1 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $22,039; $22,039 of this amount was charged to interest expense during the year ended December 31, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 1; $5,500 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $3,249 on the Crown Bridge Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, principal in the amount of $40,000, accrued interest in the amount of $3,220, and fees in the amount of $1,500 were converted into a total of 3,508,172 shares of the Company’s common stock. The Company recognized a loss in the amount of $1,159 on this conversion which was charged to operations during the year ended December 31, 2019. On July 1, 2019, the Company determined that a derivative liability with a fair value of $44,325 existed in connection with the beneficial conversion feature of the Crown Bridge Note 1 and charged this amount to interest expense during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Consulting Services Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for consulting services performed on behalf of the Company in the amount of $65,000 (the “Consulting Services Note”). The Consulting Services Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $7,800 in interest on the Consulting Services Note during the year ended December 31, 2019. On December 31, 2019, the holder of the Consulting Services Note converted principal in the amount of $65,000 and accrued interest in the amount of $7,800 into 2,912 of the Company’s Series X Preferred Stock. There was no gain or loss recognized on this transaction. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Trade Payables Note

On December 31, 2018, the Company entered into a note payable agreement with an investor for payments of trade accounts payable made by the investor on behalf of the Company in the amount of $58,000 (the “Trade Payables Note”). The Trade Payables Note matures on March 21, 2020, and bears interest at the rate of 12% per annum. The Company recorded $6,959 in interest on the Trade Payables Note during the year ended December 31, 2019. On December 31, 2019, the holder of the Trade Payables Note converted principal in the amount of $58,000 and accrued interest in the amount of $6,959 into 2,598 of the Company’s Series X Preferred Stock. There was no gain or loss recognized on this transaction. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 5

On January 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 5”) in the aggregate principal amount of $53,000. The Power Up Note 5 entitles the holder to 12% interest per annum and matures on October 31, 2019.  Under the Power Up Note 5, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 5, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 5 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 5 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 5, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 5; $3,000 was amortized to interest expense during the year ended December 31, 2019. On July 1, 2019, the Power Up Note 5 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $50,000; $50,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $53,000 and $3,180, respectively, were converted into a total of 1,488,098 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $3,289 on the Power Up Note 5 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $53,681 existed in connection with the variable rate conversion feature of the Power Up Note 5. $53,000 of this amount was charged to discount on the Power Up Note 5, and $681 was charged to interest expense. $53,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 6

On February 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 6”) in the aggregate principal amount of $48,000. The Power Up Note 6 entitles the holder to 12% interest per annum and matures on November 30, 2019.  Under the Power Up Note 6, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 6, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 6 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 6 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 6, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 6, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 6; $3,000 was amortized to interest expense during the year ended December 31, 2019. On August 10, 2019, the Power Up Note 6 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $45,000; $45,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $48,000 and $2,880, respectively, were converted into a total of 2,106,210 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest on the Power Up Note 6 in the amount of $2,998 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $48,844 existed in connection with the variable rate conversion feature of the Power Up Note 6. $48,000 of this amount was charged to discount on the Power Up Note 6, and $844 was charged to interest expense. $48,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Crown Bridge Note 2

On March 4, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 2”) in the principal amount of $40,000. The Crown Bridge Note 2 entitles the holder to 12% interest per annum and matures on December 4, 2019.  Under the Crown Bridge Note 2, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 2, at a price equal to the higher of the variable conversion price or $0.00004 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 2 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 2 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 2, there shall be no further right of prepayment. In connection with the Crown Bridge Note 2, the Company issued five-year warrants to purchase 400,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants at $34,500 and recorded this amount as a discount to the Crown Bridge Note 2; $34,500 of this amount was amortized to interest expense during the year ended December 31, 2019. On August 31, 2019, the Crown Bridge Note 2 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $3,053; $3,053 of this amount was charged to interest expense during the year ended December 31, 2019. The Company also recorded an original issue discount in the amount of $5,500 in connection with the Crown Bridge Note 2; $5,500 of this amount was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest expense in the amount of $3,446 on the Crown Bridge Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $55,863 existed in connection with the variable rate conversion feature of the Crown Bridge Note 2. $40,000 of this amount was charged to discount on the Crown Bridge Note 2, and $15,863 was charged to interest expense. $40,000 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, principal, fees, and accrued interest in the amount of $40,000, $1,500, and $3,446, respectively, were converted into a total of 4,964,213 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 7

On March 18, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 7”) in the aggregate principal amount of $43,000. The Power Up Note 7 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 7, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 7, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 7 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 7 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note , then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 7, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 7; $3,000 was amortized to interest expense during the year ended December 31, 2019. On September 14, 2019, the Power Up Note 7 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $40,000; $40,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $43,000 and $2,580, respectively, were converted into a total of 3,561,625 shares of the Company’s common stock. The Company recognized a loss in the amount of $20 in connection with these conversions. The Company accrued interest in the amount of $2,675 on the Power Up Note 7 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $44,139 existed in connection with the variable rate conversion feature of the Power Up Note 7. $43,000 of this amount was charged to discount on the Power Up Note 7, and $1,139 was charged to interest expense. $43,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 8

On April 1, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 8”) in the aggregate principal amount of $53,000. The Power Up Note 8 entitles the holder to 12% interest per annum and matures on January 30, 2020.  Under the Power Up Note 8, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 8 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 8, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 8 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 8 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 8, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 1405. After the 180th day following the issuance of the Power Up Note 8, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 8; $3,000 was amortized to interest expense during the year ended December 31, 2019. On September 23, 2019, the Power Up Note 8 became convertible, and the Company recorded a discount in connection with the beneficial conversion feature in the amount of $50,000; $50,000 of this amount was charged to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $53,000 and $3,180, respectively, were converted into a total of 4,620,880 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $3,180 on the Power Up Note 8 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,404 existed in connection with the variable rate conversion feature of the Power Up Note 8. $53,000 of this amount was charged to discount on the Power Up Note 8, and $1,404 was charged to interest expense. $53,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 9

On May 2, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 9”) in the aggregate principal amount of $33,000. The Power Up Note 9 entitles the holder to 12% interest per annum and matures on February 28, 2020.  Under the Power Up Note 9, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 9 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 9, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 61% of the average of the lowest two trading prices during the 20 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 9 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 9 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 9, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 9, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 9; $3,000 was amortized to interest expense during the year ended December 31, 2019. During the year ended December 31, 2019, principal and accrued interest in the amount of $33,000 and $1,980, respectively, were converted into a total of 3,606,186 shares of the Company’s common stock. The Company recognized no gain or loss in connection with these conversions as they were made pursuant to the terms of the original agreement. The Company accrued interest in the amount of $1,980 on the Power Up Note 9 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $34,196 existed in connection with the variable rate conversion feature of the Power Up Note 9. $33,000 of this amount was charged to discount on the Power Up Note 9, and $1,196 was charged to interest expense. $33,000 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

BHP Note

On June 4, 2019, the Company entered into a securities purchase agreement with BHP Capital NY, Inc., a New York corporation (“BHP”), pursuant to which BHP agreed to purchase a Convertible Promissory Note (the “BHP Note”) in the principal amount of $38,500.   The BHP Note the holder to 10% interest per annum and matures on March 4, 2020.  In the event the Company prepays the BHP Note beginning on the issuance date through the 180th day following the issuance date, the Company must pay BHP all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the issuance date, there is no further right of prepayment by the Company. BHP has no right of conversion under the BHP Note for a period of 180 days commencing on the issuance date. In the event the Company has not paid the BHP Note in full prior to 180 days from the issuance date, BHP may convert all or a portion of the outstanding principal of the BHP Note into shares of the Company’s common stock at a price per share at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading-day period ending on the last complete trading day prior to the date of conversion. BHP may not convert the BHP Note to the extent that such conversion would result in beneficial ownership by BHP and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The BHP Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the BHP Note, at the option of BHP, it may consider the BHP Note immediately due and payable. The Company recorded an original issue discount in the amount of $5,500 in connection with the BHP Note; $5,500 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $2,094 on the BHP Note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,886 existed in connection with the variable rate conversion feature of the BHP Note. $38,500 of this amount was charged to discount on the BHP Note, and $35,386 was charged to interest expense. $38,500 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the BHP Note by making the following cash payments: principal in the amount of $38,500; accrued interest in the amount of $2,094; and prepayment penalty in the amount of $13,272. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Armada Note

On June 10, 2019, the Company entered into a securities purchase agreement with Armada Investment Fund, LLC (“Armada”) pursuant to which Armada agreed to purchase a convertible promissory note (the “Armada Note”) in the aggregate principal amount of $38,500. The Armada Note the holder to 10% interest per annum and matures on March 10, 2020.  In the event the Company prepays the Armada Note beginning on the issuance date through the 180th day following the Armada Issuance Date, the Company must pay Armada all of the outstanding principal and interest due plus a cash redemption premium ranging from 135% to 150%. After the 180th day following the Armada Issuance Date, there is no further right of prepayment by the Company. Armada has no right of conversion under the Armada Note for a period of 180 days commencing on the Armada Issuance Date. In the event the Company has not paid the Armada Note in full prior to 180 days from the Armada Issuance Date, Armada may convert all or a portion of the outstanding principal of the Armada Note into shares of the Company’s common stock at a price per share equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price shall mean 55% of the lowest traded price of the Common Stock during the 25 trading-day period ending on the last complete trading day prior to the date of conversion. Armada may not convert the Armada Note to the extent that such conversion would result in beneficial ownership by Armada and its affiliates of more than 4.99% of the issued and outstanding Common Stock. The Armada Note contains certain representations, warranties, covenants and events of default including if the Common Stock is suspended or delisted for trading on the OTC Marketplace or if the Company is delinquent in its periodic report filings with the SEC. In the event of default, as described in the Armada Note, at the option of Armada, it may consider the Armada Note immediately due and payable. The Company recorded an original issue discount in the amount of $5,500 in connection with the Armada Note; $5,500 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $2,018 on the Armada Note during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,256 existed in connection with the variable rate conversion feature of the Armada Note. $38,500 of this amount was charged to discount on the Armada Note, and $34,756 was charged to interest expense. $38,500 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the Armada Note by making the following cash payments: principal in the amount of $38,500; accrued interest in the amount of $2,018; and prepayment penalty in the amount of $13,348. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Crown Bridge Note 3

On July 2, 2019, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”) pursuant to which Crown Bridge agreed to purchase a convertible promissory note (the “Crown Bridge Note 3”) in the principal amount of $40,000. The Crown Bridge Note 3 entitles the holder to 12% interest per annum and matures on December 29, 2019.  Under the Crown Bridge Note 3, Crown Bridge may convert all or a portion of the outstanding principal of the Crown Bridge Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Crown Bridge Note 3, at a price equal to the 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Crown Bridge may not convert the Crown Bridge Note 3 to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Crown Bridge Note 3 within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 135%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Crown Bridge Note 2, then such redemption premium is 150%. After the 180th day following the issuance of the Crown Bridge Note 3, there shall be no further right of prepayment. In connection with the Crown Bridge Note 3. The Company recorded an original issue discount in the amount of $4,000 in connection with the Crown Bridge Note 3; $4,000 of this amount was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest expense in the amount of $2,249 on the Crown Bridge Note 3 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $57,346 existed in connection with the variable rate conversion feature of the Crown Bridge Note 3. $40,000 of this amount was charged to discount on the Crown Bridge Note 3, and $17,346 was charged to interest expense. $40,000 of the discount was Crown Bridge Note 3 charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the Crown Bridge Note 3 by making the following cash payments: principal in the amount of $40,000; accrued interest in the amount of $2,249; and prepayment penalty in the amount of $21,124. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 10

On July 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 10”) in the aggregate principal amount of $38,000. The Power Up Note 10 entitles the holder to 12% interest per annum and matures on April 30, 2020.  Under the Power Up Note 10, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 10 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 10, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of the lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 10 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 10 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 10, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 10, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 10; $3,000 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $2,024 on the Power Up Note 10 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $40,033 existed in connection with the variable rate conversion feature of the Power Up Note 10. $38,000 of this amount was charged to discount on the Power Up Note 10, and $2,033 was charged to interest expense. $38,000 of the discount was charged to operations during the year ended December 31, 2019. During the year ended December 31, 2019, the Company settled the Power Up Note 10 by making the following cash payments: principal in the amount of $38,000; accrued interest in the amount of $2,024; and prepayment penalty in the amount of $19,937. The principal balance under this note was $0 at December 31, 2019 as this note has been fully satisfied.

Power Up Note 11

On September 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 11”) in the aggregate principal amount of $45,000. The Power Up Note 11 entitles the holder to 12% interest per annum and matures on July 15, 2020.  Under the Power Up Note 11, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 11 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 11, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 11 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 11 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 11, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 11, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 11; $3,000 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $1,642 on the Power Up Note 11 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $47,187 existed in connection with the variable rate conversion feature of the Power Up Note 11. $45,000 of this amount was charged to discount on the Power Up Note 11, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Power Up Note 11 was $45,000 at December 31, 2019.

Power Up Note 12

On October 7, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 12”) in the aggregate principal amount of $53,000 and an original issue discount of $3,000. The Power Up Note 12 entitles the holder to 12% interest per annum and matures on August 15, 2020.  Under the Power Up Note 12, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 12 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 12 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 12 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 12, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 12, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,499 on the Power Up Note 12 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,969 existed in connection with the variable rate conversion feature of the Power Up Note 12. $53,000 of this amount was charged to discount on the Power Up Note 12, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Power Up Note 12 was $53,000 at December 31, 2019.

Power Up Note 13

On November 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 13”) in the aggregate principal amount of $73,000 and an original issue discount of $3,000. The Power Up Note 13 entitles the holder to 12% interest per annum and matures on August 30, 2020.  Under the Power Up Note 13, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 13 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 13 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 13 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 13, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 13, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,414 on the Power Up Note 13 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,529 existed in connection with the variable rate conversion feature of the Power Up Note 13. $73,000 of this amount was charged to discount on the Power Up Note 13, and $529 was charged to interest expense. $6,091 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Power Up Note 13 was $73,000 at December 31, 2019.

Eagle Equities Note 1

On November 22, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”) pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 1”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 1 entitles the holder to 12% interest per annum and matures on November 22, 2020.  Under the Eagle Equities Note 1, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 1, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 1 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 1 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 1, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 1, there shall be no further right of prepayment. The Company accrued interest in the amount of $3,367 on the Eagle Equities Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $271,694 existed in connection with the variable rate conversion feature of the Eagle Equities Note 1. $256,000 of this amount was charged to discount on the Eagle Equities Note 1, and $15,694 was charged to interest expense. $7,784 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Eagle Equities Note 1 was $256,000 at December 31, 2019.

Eagle Equities Note 2

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 2”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 2 entitles the holder to 12% interest per annum and matures on December 19, 2020.  Under the Eagle Equities Note 2, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 2, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 2 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,094on the Eagle Equities Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $277,476 existed in connection with the variable rate conversion feature of the Eagle Equities Note 2. $256,000 of this amount was charged to discount on the Eagle Equities Note 2, and $21,476 was charged to interest expense. $8,393 of the discount was charged to operations during the year ended December 31, 2019. The principal balance under the Eagle Equities Note 2 was $256,000 at December 31, 2019.

	December 31,
	2019	2018
Total notes payable	$846,166	$763,506
Less: Discount	(646,888)	(91,646)
Notes payable - net of discount	$199,278	$671,860

Current Portion, net of discount	$199,278	$548,860
Long-term portion, net of discount	$-	$123,000

Aggregate maturities of notes payable and convertible notes payable as of December 31, 2019 are as follows:

For the twelve months ended December 31,

2020	$846,166
2021	-
2022	-
2023	-
2024	-
Thereafter	-
Total	$846,166
Less: Discount	(646,888)
Total – net of discount	$199,278

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

Derivative liability activity for the twelve months ended December 31, 2019 is summarized in the table below:

December 31, 2018	$-
Conversion features issued	1,472,320
Warrants issued	187,968
Settled upon conversion or exercise	(689,469)
Settled upon payment of note	(191,827)
Loss on revaluation	709,431
December 31, 2019	$1,488,423

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 81,268,443 and 31,598,236 shares were issued and outstanding at December 31, 2019 and 2018, respectively.

2019 Common Stock Transactions:

The Company issued 300,000 restricted shares of the Company’s common stock with a fair value of $22,005 in exchange for services conducted on behalf of the Company.   The value of these shares was based on the closing market price on the respective date of grants.

The Company issued 38,179,083 shares of common stock with a fair value of $788,937 for the conversion of convertible debt and accrued interest in the amount of $627,479. The Company recorded a loss in the amount of $161,458 on these transactions.

The Company issued 1,401,224 shares of common stock for the conversion of a note payable and accrued interest pursuant to a legal settlement; the Company had a liability on its balance sheet in the amount of $74,104 in connection with this matter, and recorded a loss in the amount of $26,924 on this transaction.

The Company cancelled 700,000 shares of common stock returned by a former executive officer; the par value in the amount of $7,000 was charged to additional paid-in capital.

The Company issued 6,975,000 shares of common stock with a fair value at the date of the grant of $273,300 to employees, officer, and directors, subject to vesting requirements; the par value in the amount of $69,750 was charged to additional paid-in capital and the remaining fair value will be charged to operations over the term of the vesting period.

The Company recognized the amount of $212,187 for the vesting of shares issued to employees, officer, and directors; this amount was charged to additional paid-in capital.

The Company settled derivative liabilities in the amount of $881,296 and charged this amount to additional paid-in capital.

The Company recognized discounts on convertible notes payable in connection with beneficial conversion features and charged the amount of $225,393 to additional paid-in capital.

The Company recognized discounts on convertible notes payable in connection with warrants and charged the amount of $34,500 to additional paid-in capital.

The Company issued 3,514,900 shares of common stock in connection with the cashless exercise of warrants and credited the amount of $35,149 from additional paid-in capital.

The Company credited the amount of $35,532 to additional paid-in capital in connection with a reduction in the amount of accounts payable due to a related party due to a settlement agreement.

The Company recorded imputed interest on a note payable to a related party and charged the amount of $9,018 to additional paid-in capital.

2018 Common Stock Transactions:

The Company issued 6,149,420 restricted shares of the Company’s common stock with a fair value of $455,537 in exchange for services conducted on behalf of the Company.   The value of these shares was based on the closing market price on the respective date of grants.

The Company issued 4,913,511 shares of common stock for the conversion of accounts payable in the amount of $453,402.

The Company issued 1,604,431 shares of common stock for accrued compensation in the amount of $156,435.

The Company recorded imputed interest expense of $9,000 during the year ended December 31, 2018, respectively, on a note payable to a related party in the amount of $75,000.

Preferred Stock

The Company has authorized 100,000,000 shares of Preferred Stock.

The Company has issued 26,227 and 0 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) as of December 31, 2019 and 2018, respectively. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common stock and will accrue dividends at the rate of 10% on $25.00 per share. The Series X Preferred Stock will have “super” voting rights such that each share of Series X Preferred Stock will be entitled to 20,000 votes. The Series X Preferred Stock had a fair value of $34.73 per share at December 31, 2019 as determined by the Company’s independent valuation consultant.

2019 Preferred Stock Transactions:

On December 31, 2019, the Company issued a total of 26,227 shares of Series X Preferred stock in settlement of various liabilities. All of the entities who received these shares were related parties, either because they were officer and or directors, or because the voting rights attached to these shares created a related party relationship.

The shares of Series X Preferred stock were issued as follows:

	Type of		Share	Liability
Name	Liability	# shares	Value	Amount		Loss

Ron Riewold, Director	Deferred Compensation	1,200	$41,675	$30,000		$(11,675)
Larry Diamond, Director and CEO	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
Julie R. Smith, Director and President	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
James Crone, ex-Officer and Director	Deferred Compensation	2,884	$100,158	$72,089		$(28,069)
Louis Deluca, ex-Officer and Director	Deferred Compensation	2,400	$83,350	$60,000		$(23,350)
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503	$434,216	$312,572	(a)	$(121,644)
Frank Lightmas	Legal fees	3,240	$112,522	$81,000	(b)	$(31,522)
Total		26,227	$910,837	$655,661		$(255,176)

(a) amount consists of accounts payable for consulting services of $174,813, and principal plus interest due on notes payable in the amount of $137,759.

(b) Amount consists of $71,279 in legal fees due and $9,721 in prepaid legal fees.

At December 31,2019, there were 26,227 shares of Series X Preferred Stock issued and outstanding.

There were no dividends recorded on the Series X Preferred Stock because all of the shares were issued on the last day of the fiscal year.

2018 Preferred Stock Transactions:

There were no shares of Preferred Stock authorized, issued, or outstanding during the twelve months ended December 31, 2018.

Note 8 – Stock Options

As of December 31, 2019 and 2018, unrecognized stock compensation expense related to unvested stock options under all Plans was $0. Total stock compensation expense recorded to selling, general and administrative expenses on the consolidated statements of operations and comprehensive for the fiscal year ended December 31, 2019 and 2018 related to the all Plans and options that vested during the period was $0.

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	67,879	$21.40	5.17	-
Granted	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2018	67,879	$21.40	4.17	-

Exercisable at December 31, 2018	67,879	$21.40	4.17	-

Granted	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2019	67,879	$21.40	3.17	-

Exercisable at December 31, 2019	67,879	$21.40	3.17	-

Note 9– Stock Warrants

Subsequent to the restructuring of the Company and the spin-out in 2015, the Company had warrants to purchase common stock outstanding that were not terminated and have continued as part of the operations as detailed below. The warrants were adjusted for a 1 for 101 stock-split due to the spin-out and restructuring plan as authorized. All warrants outstanding as of December 31, 2018 are scheduled to expire at various dates through 2019.

During the year ended December 31, 2018, the Company issued 1,025,000 five-year warrants with an exercise price of $0.10 in connection with notes payable.  The fair value of the warrants of $74,095 was recorded as a discount to the notes payable, and charged to additional paid-in capital during the year ended December 31, 2018.

During the year ended December 31, 2019, the Company issued 400,000 five-year warrants with an exercise price of $0.10 in connection with notes payable.  The fair value of the warrants of $34,500 was recorded as a discount to the notes payable and charged to additional paid-in capital during the year ended December 31, 2019.

During the year ended December 31, 2019, a reset event occurred which was treated as a deemed dividend whereby the exercise price of warrants to purchase a total of 1,425,000 shares of the Company common stock was reduced from $0.10 per share to $0.00858 per share. The holder of warrants for an original amount of 625,000 shares exercise half of that amount in a cashless conversion. The Company issued a total of 3,514,900 shares of common stock in connection with this cashless conversion. The Company did not agree with the investor’s interpretation of the ratchet feature of the warrant agreement and entered into a settlement agreement whereby an additional 1,000,000 shares of common stock would be issuable upon the investor’s cashless conversion of the remainder of the warrant. This conversion occurred subsequent to December 31, 2019, and the additional 1,000,000 shares were issued on January 29, 2020.

A summary of warrants issued, exercised and expired are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2017	142,653	$17.42	1.25
Granted	1,025,000	$0.10	4.93
Expired	-	-	-

Outstanding at December 31, 2018	1,167,653	$2.18	4.36

Granted	400,000	$0.00858	4.18
Additional warrants due to due to trigger of ratchet feature	6,659,382	0.00858	3.91
Exercised – cashless conversion	(3,514,900)	0.00858	3.91
Forfeited	(2,769,482)	0.00858	3.91
Expired	(142,653)	17.42	-

Outstanding at December 31, 2019	1,800,000	0.00858

Exercisable at December 31, 2019	1,800,000	$0.00858	3.98

Note 10 – Revenue

During the year ended December 31, 2019, the Company licensed the source code to certain of the Company’s proprietary software products to a pharmacy (the “Source Code Licensing Agreement”; the “Licensee”) for the gross amount of $25,000. The Licensee intends to sublicense this software to third parties. Pursuant to the terms of the Source Code Licensing Agreement, the Company will receive 10% of the gross sales the Licensee generates from the sublicenses. During the year ended December 31, 2019, the Company recognized revenue from the Source Code Licensing Agreement in the amount of $3,500, representing the amount of the nonrefundable cash payment that has been collected. The Company will recognize the additional $21,500 of the purchase price pro-rata as the Licensee generates sales to third parties.

Note 11 – Income Taxes

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $5,696,695 will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at December 31, 2019 and December 31, 2018:

	2019	2018
Net tax loss carry-forwards	$6,410,915	$2,769,250
Statutory rate	21%	21%
Expected tax recovery	1,346,292	581,543
Change in valuation allowance	(1,346,292)	(581,543)
Income tax provision	$-	$-

Components of deferred tax asset:
Non-capital tax loss carry-forwards	$1,346,292	$581,543
Less: valuation allowance	(1,346,292)	(581,543)
Net deferred tax asset	$-	$-

Note 12 – Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2019 and 2018.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$1,488,423	$-	$-	$1,488,423

December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 13 – Commitments and Contingencies

Legal

Stress Free Capital, Inc. vs. True Nature Holdings, Inc. Case No. CACE-18-0108656

Pursuant to a judgment rendered in the Seventeenth Judicial District I and for Broward County, Florida, the Company in June 2019 issued 1,401,224 shares of common stock in complete settlement of a note payable to the plaintiff in the aggregate amount of $84,073.48. As such we have no further obligations related to this matter.

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

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has strong defenses against any such action and anticipates a settlement upon completion of certain funding activities. The Company has recorded a liability in the amount of $266,319 on its balance sheet at December 31, 2019.

Randstad General Partner (US) LLC D/B/A Tatum

A former service provider of the Company has filed an action in Georgia to collect the amount of $44,365 for services provided to the Company. On October 18, 2018, the Superior Court of Fulton County, State of George issued an Order & Final Judgment against the Company in the amount of $44,365 plus an additional $11,001 of accrued interest. On July 3, 2019 the Company settled this matter with a $5,000 payment made by a shareholder for the benefit of the Company, and the Company recorded a gain on settlement in the amount of $50,366. As such we have no further obligations related to this matter.

Note 14 – Financial Condition and Going Concern

As of December 31, 2019, the Company had cash in the amount of $83,245, current liabilities of $2,419,285, and has incurred a loss from operations. True Nature Holding’s principal operation is the acquisition of compounding pharmacy companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 15 – Subsequent Events

Special Notice Regarding the Worldwide Covid-19 Crisis

The world economy is facing significant uncertainties as a result of the worldwide COVID-19 crisis. While we are a small company and have a limited workforce, it is likely we will face increased risk in case that our financing needs are delayed, our acquisition targets face liquidity issues, and if our professional relationships are challenged from limited staff availability or access. We are working to created back-up service providers, financing options and alternatives to stem these potential challenges, but there can be no assurance that these actions will be effective, or timely.

Issuance of Common Stock

On January 6, 2020, the Company issued 200,000 shares of common stock with a fair value of $8,000 to a consultant.

On January 29, 2020, the Company issued 1,000,000 shares of common stock in connection with the cashless conversion of warrants. See Note 9.

On February 19, 2020, the Company issued 4,098,556 shares of common stock in connection with the cashless exercise of warrants.

Sale and Issuance of Eagle Equities, LLC Term Note

On January 24, 2019, the Company entered into a convertible note agreement with Eagle Equities, LLC in the amount of $256,000. The note was funded on January 27, 2019.

Name Change

On February 4, 2020 the Board of Directors by written consent approved changing the name of the Company from True Nature Holding, Inc. to Mitesco, Inc. and to make a request to change the stock symbol from “TNTY” to “MITI”, subject to approval by FINRA. On the same day, the Board of Directors of the Company adopted the resolution to amend its Articles of Incorporation to affect the Name Change. On February 6, 2020 the Companies directed its counsel to file the required FINRA application forms required to execute the changes discussed. Pursuant to the request the Company’s CUSIP for its commons stock will also be changed. The Company will notify its shareholders when FINRA advises it with the new CUSIP information and will then file an amendment to its Articles of Incorporation with the State of Delaware Secretary of State.

Asset Purchase Agreement

On March 2, 2020, the Company entered into an asset purchase agreement (the “MyCare APA”) with the following four (4) individuals: James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty. The MyCare APA calls for the full and exclusive acquisition of all assets, intellectual properties and related materials related to the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology domestically and internationally. The consideration for this acquisition is the issuance of the Company’s Series A Preferred stock in the face amount of $120,000 in aggregate.

Redemption of Certain Previously Issued Convertible Notes

March 11, 2020 True Nature Holding, Inc. (the “Company”) paid in full a previously issued convertible notes with Power Up Lending Group, LTD. The Power Up Convertible Bridge Note dated September 12, 2019, in the amount of $45,000 was paid in full for $71,494.52, including all accrued interest.

Amendment to Warrants Previously Issued

On March 10, 2020 the Company completed an amendment with Crown Bridge Partners, LLC related to three warrants previously issued in conjunction with certain convertible notes. As a result of the agreement: (i) the first note was fully exercised through the issuance of 4,098,556 shares of common stock, and is now fully extinguished, (ii) the second note has been modified such that exactly 2,901,444 shares will be issued to fully satisfy the warrant, and (iii) the third warrant was fully extinguished with no shares issued and none to be issued.

Compensatory Arrangements

On March 9, 2020 the Board of Directors agreed to implement the 2020 Employee Stock Option Plan (“the 2020 Plan”). The plan calls for the issuance of up to 8,500,000 stock options, all subject to certain vesting and performance requirements. In conjunction with the Plan, it has agreed to issue the following options to the two officers and two Directors of the Company.

The two outside Directors, Ron Riewold and Tom Brodmerkel shall receive options to purchase up to 1,000,000 shares each, priced at $0.05 and vesting over three years. The two operating executive Directors, Larry Diamond and Julie Smith shall receive options to purchase 1,500,000 each, priced at $0.05 and vesting over three years subject to certain performance conditions.

Newly Formed Wholly Subsidiaries and International Operations

The Company has formed Mitesco N. A., LLC, a Colorado corporation which will house all North American operations. For European acquisitions, the Company has formed Acelerar Healthcare Holdings, LTD., which is based in Dublin, Ireland and will house all European acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Board has determined these were deemed not effective and has undertaken to address the shortcomings by:

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

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of March 23, 2020:

Name	Age	Board of Directors	Appointed	Resigned
Ronald Riewold	72	Chairman of the Board	11/27/2018	-
Lawrence Diamond	56	Director	10/07/2019	-
Julie R. Smith	54	Director	10/03/2019	-
Tom Brodmerkel	54	Director	12/31/2019	-
Douglas Cole	64	Director	05/22/2019	12/31/2019
Dr. Jordan Balencic	31	Director	9/26/2016	09/30/2018
James Czirr	63	Director	02/07/2017	07/05/2018
James P. Crone	54	Director, Secretary	10/15/2018	10/08/2019
Mark Williams	58	Director	11/27/2018	03/04/2019

Name	Age	Executive Officers	Appointed	Resigned
Lawrence Diamond	56	Chief Executive Officer and Interim Chief Financial Officer	11/01/2019	-
Julie R. Smith	54	President and Chief Operating Officer	11/01/2019	-
Louis Deluca	59	Chief Operations Officer	02/14/2017	12/04/2018
Louis Deluca	59	Interim CEO & Interim CFO	09/14/2018	10/15/2018
Dr. Jordan Balencic	31	Acting CEO & Acting CFO	06/26/2017	09/30/2018
Jay Morton	51	President & Interim CEO	04/01/2018	09/14/2018
James P. Crone	54	President & Interim CFO	10/15/2018	10/08/2019
Mark Williams	58	CEO & Chief Revenue Officer	11/27/2018	03/04/2019

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

Mr. Riewold earned a bachelor’s degree from Florida State University 1970, and a Master of Business Administration from Temple University, 1972.

Mr. Lawrence Diamond | Chief Executive Officer, Interim Chief Financial Officer and Director was most recently CEO of Intelligere Inc., a supplier of interpretation and translation for 73 languages to health care providers. Prior to that role he was COO of PointRight, Inc., a leading healthcare analytics firm specializing in long-term and post-acute care using predictive analytics for skilled nursing, home health, Medicare & Medicaid payers, hospitals, and ACOs. While VP of Insignia Health he grew their business internationally and domestically providing population health engagement via their validated program (Patient Activation Measure, PAM) and SaaS-based population health-coaching. He led strategic planning and sales at American Telecare, an innovator of telemedicine enabled clinical services and medical devices that improve cost and quality. He was VP at Ubiquio Corporation, Inc., an innovator in mobile technology and services which was acquired by Mobile Planet, after an eight-year stint at UnitedHealth Group, where he was Vice President driving their Medicare Advantage, pharmacy products, health plan operations, and M&A. He began his career at Merrill Lynch in private client banking.  He earned his M.B.A. at the University of Minnesota, and his B.S., Business Administration, at the University of Richmond.

Ms. Julie R. Smith | President and Chief Operating Officer is an experienced Senior Executive and Board Member who has held multiple leadership positions for both public and private entities.  Most recently she was President and CEO at Homewatch CareGivers, LLC (www.homewatchcaregivers.com), a $150 million per year franchise network operating in 7 countries which provides services within the healthcare continuum. Prior to that she held senior positions in the educational arena with stints at Lincoln Education Services (www.lincolnedu.com) and The Princeton Review (www.princetonreview.com). Julie attained her MBA in International Management from the Thunderbird School of Global Management and a BA in Business from the University of Denver, Daniels College of Business.  She resides in Denver, Colorado and will operate from the Company’s new Denver office and will be focused on the acquisition and integration of new operations.

Mr. Thomas Brodmerkel is an investment and consulting firm in the health care industry. Mr. Brodmerkel is currently acting CEO and Chair of Wave Health Technologies. Tom is on the board of CareSource Corporation, a not for profit $10B health plan primarily focused on serving the Medicaid population. Additionally, Tom serves on the board of PointRight, a privately held company analytics company.  Previously he was employed by Matrix Medical Network, Inc. (January 2009 thru November 2012) as its Executive Vice President. The company is based in Scottsdale, AZ, and he was responsible for Corporate and Business development, Client Services, Sales and Marketing. The company was sold to a private equity group in April 2012. From May 2007 thru December 2008 President, Medicare Programs for Bethesda, MD based Coventry Healthcare, Inc. He was fully responsible for P&L for the +$2 Billion Medicare Programs division. Products included Medicare Advantage Part C, Prescription Drugs Part D, Private-Fee-For-Service., Special Needs Plans, and MSA’s. Mr. Brodmerkel was employed by United Health Group, Inc, from 2004-2006 as its President, United Health Advisors, SVP, Senior Retiree Services based in Minneapolis, MN. He was responsible for over +$1.5B of sales, marketing, and business development for products targeted to individuals aged 50 and older. These products include Medicare Advantage, Medicare Supplements, Medicare Pharmacy-Part D, Special Needs Plans for individuals and groups.

While at American Telecare Inc during 2004 as Executive Vice President Minneapolis, MN where he was responsible for all field operations, customer service, sales, marketing and business development. He was employed by Lumenous, Inc. from 2003 thru 2004 as its Executive Vice President, based in Minneapolis, MN. During 2002 and 2003 he was employed by Stanton Group, Inc. as its Executive Vice President, based in Minneapolis, MN. Prior to that he was employed by Definity Health, Inc, during 2001 and 2002 as its Executive Vice President, based in Minneapolis, MN. He was employed in various capacities by United Healthcare, Inc, from 1994- through 2001. Before joining United Healthcare, he was employed by Old Northwest Agents, Inc. (1990–1994) as Vice President in Minneapolis, MN. Before that he was employed by Mutual of New York (MONY) from 1988 through 1990 as its District Manager in Charleston, SC. He was employed by Ward Financial Services, Inc. from 1986 through 1988 as its Vice President, in Charleston, SC. After graduating from college, he began his career at the Three Star Drilling Corporation in 1985 as its General Manager based in Lawrenceville, IL.

His military service included 5 years in the United States Navy (1980–1985) as a Supply Officer based in San Diego, CA, Panama Canal, Panama, and in Charleston, SC. Mr. Brodmerkel graduated from the United States Naval Academy, Annapolis, Maryland with a Bachelor of Science in 1982.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2019 or 2018.

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

During the year ended December 31, 2019, our executive officers and directors filed with the Securities and Exchange Commission (the “Commission”), on a timely basis, all required reports relating to transactions involving equity securities of the Company beneficially owned by them. We have relied solely on the written representation of our executive officers and directors and copies of the reports they have filed with the Commission in providing this information.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2019 and 2018.

Summary Compensation Table

											Nonqualified
										Non-Equity	Deferred	All
							Stock		Options	Incentive Plan	Compensation	Other
Name and Principal			Salary		Bonus		Awards		Awards	Compensation	Earnings	Compensation		Total
Position	Year		($)		($)		($)		($)	($)	($)	($)		($)
Lawrence Diamond	2019	(a)	61,500	(b)	17,346	(c)	5,693	(d)				2,472	(n)	87,011
	2018		-		-		-		-	-	-	-		-
Julie R. Smith	2019	(a)	61,500	(b)	17,346	(c)	5,693	(d)				2,472	(n)	87,011
	2018		-		-		-		-	-	-	-		-
James Crone	2019	(e)	81,524	(f)	-		-		--		-	-		81,524
	2018		20,833	(g)			37,147	(h)						57,980
Louis Deluca	2019		63,500	(k)
	2018	(a)	23,000	(l)			60,000	(m)	-	-				100,648
Dr. Jordan Balencic	2019		-		-		-		-	-	-	-		-
	2018	(a)					92,055							92,055
Jay Morton	2019		-		-				--	-	-	-		-
	2018		10,200	(i)			25,000	(j)						35,200

(a) Does not include compensation as a Director.

(b) Includes $28,846 paid in cash and $32,654 paid in Series X Preferred Stock.

(c) Paid by the issuance of Series X Preferred Stock.

(d) Represents the pro-rata amount charged to operations during the period in connection with the vesting of 1,000,000 shares of common stock with an aggregate market value of $27,400 on the date of the grant.

(e) Resigned October 8, 2019.

(f) Consists of $25,750 paid in cash and $55,774 paid in Series X Preferred Stock.

(g) Consists of $16,500 salary paid in cash and an additional $4,333 salary accrued but unpaid at December 31, 2019.

(h) Consists of the fair value of 200,000 shares of common stock issued to Mr. Crone that vested during the year.

(i) Consists of $10,200 paid in cash.

(j) Consists of the fair value of 312,499 shares of common stock.

(k) Consists of $3,500 paid in cash for services as a consultant to the Company and $60,000 paid by the issuance of Series C Preferred Stock.

(l) Consists of cash paid in the amount of $23,000.

(m) Consists of the fair value of 576,923 shares of common stock.

(n) Consists of the employee portion of payroll tax paid by the Company on behalf of the officer. These amounts were accrued during the year ended December 31, 2019 and paid in January 2020.

Executive Employment, Termination and Change of Control Arrangements

We have the following employment agreements with our executive officers:

Lawrence Diamond, Chief Executive Officer

Mr. Diamond is paid an annual base salary of $250,000. In addition, Mr. Diamond is eligible to receive a bonus target of 25% of base compensation based upon the attainment of performance-based goals to be approved by the Compensation Committee. Mr. Diamond also received an initial grant of 1,000,000 shares of restricted common stock, subject to vesting restrictions. The term of Mr. Diamond’s employment agreement is from November 1, 2019 through Mr. Diamond’s resignation and or unless amended by subsequent written agreement of Mr. Diamond and the Company.

Julie R. Smith, President and Chief Operating Officer

Ms. Smith is paid an annual base salary of $250,000. In addition, Ms. Smith is eligible to receive a bonus target of 25% of base compensation based upon the attainment of performance-based goals to be approved by the Compensation Committee. Ms. Smith also received an initial grant of 1,000,000 shares of restricted common stock, subject to vesting restrictions. The term of Ms. Smith’s employment agreement is from November 1, 2019 through Ms. Smith’s resignation and or unless amended by subsequent written agreement of Ms. Smith and the Company.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution or other deferred compensation plans to our executive officers.

Compensation of Directors

The following table sets forth, for the year ended December 31, 2019, information relating to the compensation of each director who served on our board of directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

							Nonqualified
		Fees Earned				Non-Equity	Deferred	All
		or Paid	Stock		Options	Incentive Plan	Compensation	Other
		in Cash	Awards		Awards	Compensation	Earnings	Compensation	Total
Name		($)	($)		($)	($)	($)	($)	($)
Ron Riewold		-	76,500	(a)	-	-	--		76,500
Lawrence Diamond	(b)	1,000	8,372	(c)	-	-	-	-	9,372
Julie R. Smith	(b)	1,000	8,372	(c)	-	-	-	-	9,372
Thomas Brodmerkel	(d)	-	-		-	-	-	-	-
Douglas Cole	(e)	-	60,000	(f)	-	-	-	-	60,000
James P. Crone	(g)		37,055	(h)	-	-	-	-	37,055
Mark Williams		-	-		-	-	-	-	-

(a)	Consists of the vesting of 775,000 shares of common stock with a fair value of $46,500, and 1,200 shares of Series X Preferred stock with a value of $30,000.
(b)	Mr. Diamond and Ms. Smith joined the board effective October 7, 2019.
(c)	Consists of the vested portion of 1,000,000 shares of common stock with a fair value of $27,400 on the date of the grant.
(d)	Mr. Brodmerkel joined the board effective December 31, 2019.
(e)	Mr. Cole resigned effective December 31, 2019.
(f)	Consists of the vesting of 1,000,000 shares of common stock with a fair value of $60,000.
(g)	Resigned effective October 8, 2019.
(h)	Consists of the vesting of 300,000 shares of common stock with a fair value of $20,740 on the date of the grant, and 653 shares of Series X Preferred stock with a value of $16,315
(i)	Resigned effective March 4, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 23, 2020, regarding the beneficial ownership of our common stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 23, 2020, we had 86,566,999 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares	Percentage of Class

Ronald Riewold (Director)	1,000,000	0.16%
Tom Brodmerkel (Director)	0	0
Larry Diamond (Director, Officer)	3,271,324	3.78%
Julie Smith (Director, Officer)	2,545,116	2.94%
Officers and Directors as a group (4 Persons)	6,816,440	7.87%

The following table sets forth certain information as of March 23, 2020, regarding the beneficial ownership of our Series X Preferred Stock (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our Series X preferred stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 23, 2020, we had 26,227 shares of Series X Preferred stock outstanding.

Name of Beneficial Owner	Number of Shares	Percentage of Class

Ronald Riewold (Director)	1,200	4.6%
Tom Brodmerkel (Director)	-	-
Douglas Cole (Former Director)	-	-
Larry Diamond (Director, Officer)	2,000	7.6%
Julie Smith (Director, Officer)	2,000	7.6%
James Crone	2,884	11.0%
Louis DeLuca	2,400	9.2%
Irish Italian Retirement Fund, LLC	12,503	47.7%
Frank Lightmas	3,240	12.4%

Officers and Directors as a group (4 Persons)	5,200	19.8%

Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares.  In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.  Unless otherwise indicated, the address of each of the following persons is 7535 East Hampden Avenue, Suite 400, Denver, CO 80231, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by M&K CPAS, PLLC, the Company’s current principal accounting firm for the audit of the Company’s annual financial statements for 2017, as well as any fees for previous independent audit firms associated with the Company for the reviews of the quarterly financial statements for 2019 and 2018.

	2019	2018
Audit fees	$38,400	$35,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$38,400	$35,000

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

In accordance with existing requirements of the Sarbanes-Oxley Act, the Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next Board meeting. The audit and tax fees paid to the auditors with respect to 2019 were pre-approved by the entire Board of Directors. This includes audit services, audit-related services, tax services and other services. All of the fees listed above have been approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Certificate of Ownership and Merger between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.3	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated December 9, 2015.	8-K	3.1	12/15/2015

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Bylaws of Trunity Holdings, Inc.	8-K	10.2	1/31/2012

3.6	Certificate of Designations of Series X Preferred Stock	8-K	3.6	1/06/2020

3.7	Certificate of Designations of Series A Preferred Stock	8-K	3.07	3/13/2020

10.1	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.	8-K	10.1	1/06/2016

10.2	Securities Exchange Agreement dated as of December 9, 2015 by and among Trunity Holdings, Inc. and the Members of Newco4Pharmacy, LLC.	8-K	10.1	12/15/2015

10.3	Consulting Agreement dated as of December 1, 2015 by and between Trunity Holdings, Inc. and Stephen Keaveney.	8-K	10.2	12/15/2015

10.4	Securities Purchase Agreement dated as of November 5, 2014 by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P.	10-Q	10.15	11/25/2014

10.5	Trunity Holdings, Inc. Non-Qualified Stock Option Agreement dated as of December 13, 2013 by and between Arol Buntzman and Trunity Holdings, Inc.	10-K	10.14	4/15/2014

10.6	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of June 5, 2013 by and between Pan-African Investment Company and Trunity Holdings, Inc.	10-K	10.13	4/15/2014

10.7	Indemnification Agreement dated May 30, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.12	4/15/2014

10.8	Voting Agreement dated June 5, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	13D	C	7/25/2013

10.9	Voting Agreement dated May 30, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	10-K	10.11	4/15/2014

10.10	Investors Rights Agreement dated May 30, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.10	4/15/2014

10.11	Investors Rights Agreement dated June 5, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	13D	D	7/25/2013

10.12	Subscription Agreement dated May 28, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.9	4/15/2014

10.13	Form of Indemnification Agreement between Trunity and its Directors.	10-K	10.8	4/16/2013

10.14	License Agreement dated as of March 20, 2013, between Trunity and Educom Ltd.	10-K	10.7	4/16/2013

10.15	Share Purchase Agreement dated as of March 20, 2013, between Trunity and InnSoluTech LLP.	10-K	10.6	4/16/2013

10.16	Investment Project Contract dated as of March 20, 2013, among Trunity, InnSoluTech LLP and Educom Ltd.	10-K	10.5	4/16/2013

10.17	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

10.18	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc.	8-K	10.5	1/31/2012

10.19	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc.	8-K	10.3	1/31/2012

10.20	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc.	8-K	10.4	1/31/2012

10.21	Convertible Promissory Note issued on November 9, 2018 to Power Up Lending Group Ltd.	8-K	4.1	1/14/2019

10.22	Convertible Promissory Note issued on November 26, 2018 to Auctus Fund, LLC.	8-K	4.2	1/14/2019

10.23	Convertible Promissory Note on issued December 19, 2018 to Crown Bridge Partners, LLC.	8-K	4.3	1/14/2019

10.24	Convertible Promissory Note issued on January 2, 2019 to Power Up Lending Group Ltd.	8-K	4.4	1/14/2019

10.25	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	1/14/2019

10.26	Securities Purchase Agreement, dated November 26, 2018, by and between True Nature Holding, Inc. and Auctus Fund, LLC.	8-K	10.2	1/14/2019

10.27	Securities Purchase Agreement, dated December 19, 2018, by and between True Nature Holding, Inc. and Crown Bridge Partners, LLC.	8-K	10.3	1/14/2019

10.28	Securities Purchase Agreement, dated January 2, 2019, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.4	1/14/2019

10.29	Common Stock Purchase Warrant issued on November 26, 2018 to Auctus Fund, LLC.	8-K	10.5	1/14/2019

10.30	Common Stock Purchase Warrant issued on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	10.6	1/14/2019

10.31	Convertible Promissory Note issued on September 18, 2018 to Power Up Lending Group Ltd.	8-K	4.1	9/28/2018

10.32	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	9/28/2018

10.33	Equity Financing Agreement, dated July 20, 2018, between True Nature Holding, Inc. and GHS Investments, LLC.	8-K	10.1	8/16/2018

10.34	Registration Rights Agreement, dated July 20, 2018 between True Nature Holding, Inc. and GHS Investments, LLC	8-K	10.2	8/16/2018

10.35	Convertible Promissory Note issued on July 5, 2018 to Power Up Lending Group Ltd.	8-K	4.1	7/13/2018

10.36	Securities Purchase Agreement, dated July 5, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	4.2	7/13/2018

10.37	Note Payable by True Nature Holding, Inc. to Stephen Keaveney, dated July 10, 2017.	10-Q	10.1	8/18/2017

10.38	Consulting Agreement, dated June 8, 2017, by and between True Nature Holding, Inc. and Resources Unlimited NW LLC.	8-K	10.1	6/15/2017

10.39	Asset Purchase Agreement, dated September 30, 2016, by and among True Nature Holding, Inc., P3 Compounding Of Georgia, LLC, and ICP Holdings, LLC	8-K	10.1	10/05/2016

10.40	Directors Advisory Agreement dated as of December 26, 2019 by and between True Nature Holding Inc. and its Board Members	8-K	10.03	1/06/2020

10.41	Senior Executive Employment Agreement effective as of October 8, 2019, between True Nature Holding Inc. and Julie R. Smith	8-K	10.2	10/16/2019

10.42	Senior Executive Employment Agreement effective as of October 8, 2019, between True Nature Holding Inc. and Lawrence Diamond	8-K	10.3	10/16/2019

10.43	Asset Purchase Agreement dates as of March 2, 2020 by and among My Care, LLC and True Nature Holding, Inc.	8-K	10.1	3/13/2020

14	Code of Ethics.	8-K	14.1	6/15/2017

21	Subsidiaries of the Registrant	X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUE NATURE HOLDING, INC.

Dated: March 31, 2020	By:	/s/ Larry Diamond
Larry Diamond Chief Executive Officer, Interim Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Julie R. Smith	March 31, 2020
Julie R. Smith
President, Chief Operating Officer, and Director

/s/Ronald Riewold	March 31, 2020
Ronald Riewold
Chairman of the Board of Directors

/s/Thomas Brodmerkel	March 31, 2020
Thomas Brodmerkel
Director