Form 10-Q
period 2020-03-31
Mitesco, Inc.
filed 2020-05-18
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-53601

MITESCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0496850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7535 East Hampden Avenue, Ste. 400 Denver, Colorado	80231
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 15, 2020, 86,566,999 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITESCO, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,870	$83,245
Prepaid expenses	9,721	9,721
Total current assets	20,591	92,966

Fixed assets, net of accumulated depreciation of $393 and $0	7,461	7,854

Total Assets	28,052	100,820

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	514,533	648,714
Due to related parties	2,000	-
Accrued interest	109,148	82,870
Derivative liabilities	1,172,164	1,488,423
Convertible notes payable, net of discount of $933,610 and $646,888	130,390	77,112
Convertible note payable, in default	122,166	122,166
Other current liabilities	92,768	-
Preferred Stock Dividends	17,359	-
Total current liabilities	2,160,528	2,419,285

Total Liabilities	2,160,528	2,419,285

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 400,000 shares designated Series X:
Preferred stock, Series A, $0.01 par value, 4,800 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	48	-
Preferred stock, Series X, $0.01 par value, 26,227 shares issued and outstanding as of March 31, 2020 and December 31, 2019	262	262
Common stock, $0.01 par value, 500,000,000 shares authorized, 86,566,999 and 81,268,443 shares issued and outstanding as of March 31, 2020 and December 31, 2019	865,670	812,684
Additional paid-in capital	8,688,893	8,407,977
Stock payable	37,186	37,186
Accumulated deficit	(11,724,535)	(11,576,574)
Total (deficiency in) stockholders' equity	(2,132,476)	(2,318,465)

Total liabilities and stockholders' equity	$28,052	$100,820

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019

Revenue	$-	$-

Operating expenses:
General and administrative	496,494	221,251

Total operating expenses	496,494	221,251

Net Operating Loss	(496,494)	(221,251)

Other income (expense):
Interest expense	(190,128)	(160,397)
Gain on settlement of accounts payable	42,292	-
Gain on derivative liabilities	496,369	-
Loss on conversion of notes payable	-	(99,724)
Total other expense	348,533	(260,121)

Net loss	$(147,961)	$(481,372)

Preferred stock dividend	(17,359)	-

Net loss available to common shareholders	$(165,320)	$(481,372)

Net loss per share - basic	$(0.00)	(0.02)

Net loss per share - diluted	$(0.00)	(0.02)

Weighted average shares outstanding - basic	83,983,177	31,714,079

Weighted average shares outstanding - diluted	83,983,177	31,714,079

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in capital	Stock Payable	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2018	-	$-	-	$-	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)
Stock issued for services	-	-	-	-	200,000	2,000	18,355	-	-	20,355
Stock issued for conversion of notes payable	-	-	-	-	1,918,625	19,186	170,798	-	-	189,984
Discount on notes payable due to conversion feature	-	-	-	-	-	-	79,532	-	-	79,532
Discount on notes payable due to warrants	-	-	-	-	-	-	34,500	-	-	34,500
Cancellation of shares	-	-	-	-	(400,000)	(4,000)	4,000	-	-	-
Imputed interest	-	-	-	-	-		2,250	-	-	2,250
Net loss for the period	-	-	-	-	-				(481,372)	(481,372)
Balance, March 31, 2019	-	$-	-	$-	33,316,861	$333,168	$5,993,643	$37,186	$(8,172,684)	$(1,808,687)

Balance, December 31, 2019	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	33,676	-	-	33,676
Vesting of stock options issued to employees	-	-	-	-	-	-	7,072	-	-	7,072
Common stock issued for services	-	-	-	-	200,000	2,000	5,680	-	-	7,680
Settlement of derivative liabilities	-	-	-	-	-	-	231,323	-	-	231,323
Common stock issued in settlement agreement for warrants	-	-	-	-	5,098,556	50,986	(50,986)	-	-	-
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	71,510	-	-	71,558
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	(17,359)	-	-	(17,359)
Loss for the period ended March 31, 2020	-	-	-	-	-	-	-	-	(147,961)	(147,961)
Balance, March 31, 2020	4,800	$48	26,227	$262	86,566,999	$865,670	$8,688,893	$37,186	$(11,724,535)	$(2,132,476)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,961)	$(481,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	393	-
Preferred A stock issued to consultants	71,558	-
Loss on conversion of notes payable to common stock	-	99,724
Gain on settlement of accounts payable	(42,292)	-
Gain on derivative liabilities	(496,369)	-
Derivative expense	36,433	-
Amortization of discount on notes payable	98,278	121,434
Share based compensation	48,428	20,355
Imputed interest	-	2,250

Changes in assets and liabilities:
Prepaid expenses	-	2,500
Accounts payable and accrued liabilities	879	20,343
Due to related parties	2,000	47,089
Accrued interest	26,278	16,250

Net cash provided by (used in) operating activities	(402,375)	(151,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	375,000	169,500
Principal payments on notes payable	(45,000)	(10,236)

Net cash provided by financing activities	330,000	159,264

Net (decrease) increase in cash and cash equivalents	(72,375)	7,837

Cash and cash equivalents at beginning of period	83,245	1,304

Cash and cash equivalents at end of period	$10,870	$9,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$2,236
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Par value of shares returned for cancellation	$-	$4,000
Shares issued for debt conversion	$-	$90,200
Discount due to warrants	$-	$34,500
Beneficial conversion feature	$-	$79,532
Settlement of derivative liabilities	$231,323	$-
Exercise of cashless warrants	$50,986	$-
Issuance of Series A Preferred Stock issued to consultants	$71,558	$-
Preferred stock dividend	$17,359	$-
Derivative discounts	$375,000	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”), previously known as Trunity Holdings, Inc., a Delaware corporation, and since 2016 known as True Nature Holding, Inc., became a publicly-traded company through a reverse triangular merger with Brain Tree International, Inc., a Utah corporation (“BTI”) in 2012. Trunity Holdings, Inc. was the parent company of our educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property from its three founders. On December 9, 2015 the Company made a decision to restructure Trunity Holdings, Inc., having acquired Newco4pharmacy, LLC, a development stage business aimed at a roll-up of compounding pharmacy businesses. As a part of such restructuring, we competed a “spin out” transaction of our educational business line to our shareholders as of December 31, 2015. On April 24, 2020 True Nature Holding, Inc., now known as Mitesco, Inc. (OTCQB:MITI) completed change of its corporate identity based on final approval from FINRA.

Mitesco Inc. is developing a portfolio of product offerings aimed at enhancing healthcare throughout the supply chain as well as to consumers. We have acquired assets and intend to acquire and implement technologies and services to improve the quality of care, reduce cost, and enhance consumer convenience. We believe the holding company structure facilitates profitable growth and should enable the acquired business to focus on scale. The goal of the Company’s evolving portfolio of companies is to apply leading-edge solutions that emphasize stakeholder value and leverages distinct sector trends. Sectors of interest include artificial intelligence (AI), population health management, data gathering solutions, electronic health records optimization, healthcare IT solutions, virtual care & care augmentation, and predictive analytics. The Company formed a holding company structure for both its acquired assets in the United States and Europe, designed to support efficiencies around taxation, legal, and economies of scale in administrative functions. We now have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd., and intend to use that location as a base for European operations.

As a development stage company, we have two businesses in development. The first business is our product set “SimpleHIPAA” and “Simple HIPPA for Vets and Pets”. It is designed to transmit data generated at the time a prescription is written by a physician or veterinarian for the pharmacy. This information is embedded inside the application and made available to the healthcare provider and to the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the healthcare provider and the pharmacy.  Currently, it is focused on e-prescribing between compounding pharmacies and their clients, the physician for humans and the veterinarian for pets. A large Florida based pharmacy is the development partner and distributor that is introducing it to the market place. They have installed the software at more than 100 client sites since January 2020. We are told it is working as designed.

Our second active business is MyCare LLC. This business is establishing primary care medical clinics operated by Independent Nurse Practitioners. MyCare provides the marketing, support services, systems, and clinical tools to allow an independent Nurse Practitioner to quickly open a clinic. The initial clinics are intended to be opened in Minneapolis, MN in the fourth quarter of 2020. These clinics are being designed to deliver primary care, spa, and dermatological services through in-person, over-the-phone, and telemedicine visits.

We are actively seeking acquisitions that fit our strategy. We seek to find businesses with proven scalable results and then make those technologies and services available to the those that can use them to improve their quality of life, their health, and cost of operation. Some of these businesses simply need marketing and distribution, others will benefit from combining with another technology to create a more complete solution. That is our mission: find the best, deliver efficiencies, make improvements if necessary, and then scale the business.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2020, there were 2,901,444 warrants outstanding and 8,567,879 options outstanding excluded from calculation of diluted net loss; as of December 31, 2019, there were 1,800,000 warrants outstanding and 67,879 options outstanding excluded from calculation of diluted net loss. The Company, at its discretion, may satisfy the accrued interest on its Series A and Series X Preferred Stock via the issuance of shares of common stock; at March 31, 2020 and December 31, 2019, there were 709,692 and 0 shares, respectively, potentially issuable in connection with such issuance.

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

Impairment of Long-Lived Assets-Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and, are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet, if material.

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

Note 3 – Financial Condition and Going Concern

As of March 31, 2020, the Company had cash of $10,870, current liabilities of $2,160,528, and has incurred a loss from operations. Mitesco’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company solutions in a) healthcare records, b) the sale of applications in the health and wellness area from 3rd parties in addition to its own developed products. The Company is also performing consulting services to certain entities in the pharmacy, medical and veterinary services area. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

We have had some impact on our operations as a result of the effect of the pandemic, primarily with accessibility to staffing, consultants and in the capital markets, and we are adjusting as needed within our available resources. The Company will continue to assess the effect of the pandemic on its operations. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of possible business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its common stock.

Note 4 – Related Party Transactions

Three months ended March 31, 2020:

On February 27, 2020, the Company issued 1,000,000 ten-year options to its two non-management directors (a total of 2,000,000 options). These options have a fair value at issuance of $39,162 per director (a total of $78,324), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model.  During the three months ended March 31, 2020, the amount of $1,088 was charged to operations in connection with each 1,000,000 option grant (a total of $2,176 for all 2,000,000 options).

On March 2, 2020, the Company issued 1,500,000 ten-year options to each of its Chief Executive Officer, its President, and a  consultant (a total of 4,500,000 options). These options have a fair value at issuance of $58,743 per individual (a total of $176,229), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. During the three months ended March 31, 2020, the amount of $1,632 was charged to operations in connection with each 1,500,000 option grant (a total of $4,896 for all 4,500,000 options).

The Company charged the amount of $33,676 to operations in connection with the vesting of restricted common stock as follows:  $7,962 for shares issued to management; $21,638 for shares issued to board members; and $4,076 related to shares issued to an employee.

At March 31, 2020, the Company accrued dividends on its Series X Preferred stock in the total amount of $16,392. Of this amount, a total of $3,250 was payable to officers and directors, and $7,814 was payable to a related party shareholder.

At March 31, 2020, the Company has the following amounts due to related parties:

●	Due to a board member for accrued compensation: $2,000

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

Note 5 – Debt

August 2014 Series C Convertible Debenture

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Convertible Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations.  The Series C Debenture is currently in default. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

November 2014 Series D Convertible Debenture

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series D Debenture is currently in default. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

March 2016 Convertible Note A

On March 18, 2016, the Company issued a 12% Convertible Promissory Note (the “Convertible Note A”) in the principal amount of $60,000 to a lender. Pursuant to the terms of the Convertible Note A, the Company is obligated to pay monthly installments of not less than $1,000 the first of each month commencing the month following the execution of the Convertible Note A until its maturity on September 16, 2016 at which time the Company was obligated to repay the full principal amount of the Convertible Note A. The Convertible Note A is convertible by the holder at any time into shares of the Company’s common stock at price of $1.00 per share, and throughout the duration of the note, the holder has the right to participate in any financing the Company may engage in upon the same terms and conditions as all other investors. The Company allocated the face value of the Convertible Note A to the shares and the note based on relative fair values, and the amount allocated to the shares of $18,750 was recorded as a discount against the note. The beneficial conversion feature of $9,375 was recorded as a debt discount with an offsetting entry to additional paid-in capital decreasing the note payable and increasing debt discount. The debt discount was amortized to interest expense during the year ended December 31, 2016.

Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

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

During the three months ended March 31, 2020, the Company made a cash payment in the amount of $74,195 on the Power Up Note 11 which fully satisfied this obligation. This amount consisted of $45,000 of principal, $2,680 of accrued interest, and $23,815 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 11 at the time of payment, and recorded a gain on revaluation in the amount of $35,420. The Company credited the fair value of the derivative liability at the time of payment in the amount of $21,266 to additional paid-in capital. Details of additional activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 12

On October 7, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 12”) in the aggregate principal amount of $53,000 and an original issue discount of $3,000. The Power Up Note 12 entitles the holder to 12% interest per annum and matures on August 15, 2020.  Under the Power Up Note 12, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 12 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 12 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 12 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 12, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 12, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,499 on the Power Up Note 12 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,969 existed in connection with the variable rate conversion feature of the Power Up Note 12. $53,000 of this amount was charged to discount on the Power Up Note 12, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below. This note was fully paid in cash subsequent to March 31, 2020 and no further amounts are due.

Power Up Note 13

On November 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 13”) in the aggregate principal amount of $73,000 and an original issue discount of $3,000. The Power Up Note 13 entitles the holder to 12% interest per annum and matures on August 30, 2020.  Under the Power Up Note 13, Power Up may convert all or a portion of the outstanding principal of the Power Up Note 13 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share.  The variable conversion price  shall mean 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 13 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Power Up Note 13 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note 13, then such redemption premium is 120%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 125%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Power Up Note 13, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,414 on the Power Up Note 13 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,529 existed in connection with the variable rate conversion feature of the Power Up Note 13. $73,000 of this amount was charged to discount on the Power Up Note 13, and $529 was charged to interest expense. $6,091 of the discount was charged to operations during the year ended December 31, 2019. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below. This note was fully paid in cash subsequent to March 31, 2020 and no further amounts are due.

Eagle Equities Note 1

On November 22, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”) pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 1”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 1 entitles the holder to 12% interest per annum and matures on November 22, 2020.  Under the Eagle Equities Note 1, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 1 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 1, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 1 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 1 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 1, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 1, there shall be no further right of prepayment. The Company accrued interest in the amount of $3,367 on the Eagle Equities Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $271,694 existed in connection with the variable rate conversion feature of the Eagle Equities Note 1. $256,000 of this amount was charged to discount on the Eagle Equities Note 1, and $15,694 was charged to interest expense. $7,784 of the discount was charged to operations during the year ended December 31, 2019. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 2

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 2”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 2 entitles the holder to 12% interest per annum and matures on December 19, 2020.  Under the Eagle Equities Note 2, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 2, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 2 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,094 on the Eagle Equities Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $277,476 existed in connection with the variable rate conversion feature of the Eagle Equities Note 2. $256,000 of this amount was charged to discount on the Eagle Equities Note 2, and $21,476 was charged to interest expense. $8,393 of the discount was charged to operations during the year ended December 31, 2019. Details of activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 3

On January 24, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 3”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 3 entitles the holder to 12% interest per annum and matures on January 24, 2021.  Under the Eagle Equities Note 3, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 3, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 3 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $272,412 existed in connection with the variable rate conversion feature of the Eagle Equities Note 3. $250,000 of this amount was charged to discount on the Eagle Equities Note 3, and $22,412 was charged to interest expense. Details of additional activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 4

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 4”) in the aggregate principal amount of $129,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitles the holder to 12% interest per annum and matures on March 10, 2021.  Under the Eagle Equities Note 4, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 3, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 3 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $139,021 existed in connection with the variable rate conversion feature of the Eagle Equities Note 4. $125,000 of this amount was charged to discount on the Eagle Equities Note 4, and $14,021 was charged to interest expense. Details of additional activity for the three months ended March 31, 2020 are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

					Interest	Amortization
					Expense	of Discount
					3 months	3 months	Discount
	Principal Balance		Accrued Interest		ended	ended	Balance
	3/31/2020	12/31/2019	3/31/2020	12/31/2019	3/31/2020	3/31/2020	3/31/2020
Series C Convertible Debenture	$110,833	$110,833	$60,472	$57,709	$2,763	$-	$-

Series D Convertible Debenture	11,333	11,333	7,365	7,026	339	-	-

Convertible Note A	41,000	41,000	8,328	7,101	1,227	-	-

Power Up Note 11	-	45,000	-	1,805	875	38,498	-

Power Up Note 12**	53,000	53,000	3,085	1,499	1,586	8,701	37,313

Power Up Note 13**	73,000	73,000	3,672	1,488	2,184	9,549	57,005

Eagle Equity Note 1	256,000	256,000	11,027	3,367	7,659	12,793	235,422

Eagle Equity Note 2	256,000	256,000	8,669	1,010	7,659	11,818	235,789

Eagle Equity Note 3	256,000	-	5,639	-	5,639	9,497	246,503

Eagle Equity Note 4	129,000	-	891	-	891	7,422	121,578

Other	-	-	-	1,865	-	-	-

Total	$1,186,166	$846,166	$109,148	$82,870	$30,822	$98,278	$933,610

** Subsequent to March 31, 2020, these notes were fully satisfied by cash payments.

The total amount of notes payable at March 31, 2020 and December 31, 2019 is presented in Notes Payable Table 2 below:

Notes Payable Table 2:

	March 31, 2020	December 31, 2019
Total notes payable	$1,186,166	$846,166
Less: Discount	(933,610)	(646,888)
Notes payable - net of discount	$252,556	$199,278

Current Portion, net of discount	$252,556	$199,278
Long-term portion, net of discount	$-	$-

Note 6 – Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative components of these notes are valued at issuance, at conversion, at restructure, and at each period end.

Derivative liability activity for the year ended December 31, 2019 and the three months ended March 31, 2020 is summarized in the table below:

December 31, 2018	$-
Conversion features issued	1,472,320
Warrants issued	187,968
Settled upon conversion or exercise	(689,469)
Settled upon payment of note	(191,827)
Loss on revaluation	709,431
December 31, 2019	$1,488,423

Conversion features issued	411,433
Warrants issued	-
Settled upon payment of note	(231,323)
Gain on revaluation	(496,369)
March 31, 2020	$1,172,164

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 86,566,999 and 81,268,443 shares were issued and outstanding at March 31, 2020 and December 31, 2019, respectively.

Common Stock Transactions During the Three Months Ended March 31, 2020

During the three months ending March 31, 2020, the Company issued 200,000 restricted shares of the Company’s common stock at valued $7,680 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Also during the three months ended March 31, 2020, the Company charged the amount of $33,676 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $7,072 to operations in connection with the vesting of options granted to officers and board members.

Also during the three months ended March 31, 2020, the Company entered into agreements to issue 500,000 options to each of four consultants (a total of 2,000,000 options).  The options have a fair value of $20,930 per consultant (a total of $83,720).  These agreements will become effective April 6, 2020, at which time the Company will begin to charge the value of these options to operations. The Company valued these options using the Black-Scholes valuation model.

Also, during the three months ended March 31, 2020, the Company entered into agreements with two note holders regarding the exercise price of warrants held by the note holders. These agreements resulted in the following: (i) the Company issued 1,000,000 shares of common stock, and the note holders  agreed to cancel 2,769,482 warrants; the Company recorded a gain in the amount of $77,652 on this transaction; (ii) the Company issued 4,098,556 shares of common stock for the exercise of 4,480,938 warrants in a cashless transaction; the Company recorded a gain in the amount of $259,947 on this transaction, which is included in gain on derivative liabilities.

Common Stock Transactions During the Three Months Ended March 31, 2019

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

Also during the three months ended March 31, 2019, the Company issued, in seven transactions, a total of 1,918,625 shares in connection with the conversion of notes payable principal and accrued interest in the aggregate amount of $86,000 and $4,260, respectively; a loss in the aggregate amount of $99,724 was recognized on these transactions.

Also during the three months ended March 31, 2019, the Company cancelled 400,000 shares of common stock issued to a former executive officer.

Preferred Stock

The Company has authorized 100,000,000 shares of Preferred Stock. At March 31, 2020,  designations have been filed for the issuance of up to 400,000 shares of its Series X preferred stock, and for the issuance of up to 500,000 shares of its Series A Preferred stock.

Series A Preferred Stock

The Company has issued 4,800 and 0 shares of its 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) as of March 31, 2020 and December 31, 2019, respectively. The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series A Preferred Stock. The Series A Preferred Stock is not redeemable prior to November 4, 2020. The Series A Preferred Stock will rank senior to all classes of the Company’s common stock and will accrue dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. The Series A Preferred Stock will have no voting rights. The Company valued the 4,800 shares of Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant.

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly-formed subsidiary My Care, LLC. The Company has valued these shares  at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the three months ended March 31, 2020, the Company accrued dividends in the amount of $967 on the Series A Preferred Stock. At March 31, 2020, dividend payable on the Series A Preferred Stock was $967. At March 31, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 39,534 shares of common stock based upon the average price of $0.02446 per share for the five day period ended March 31, 2020.

Series X Preferred Stock

The Company has issued 26,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) as of March 31, 2020 and December 31, 2019 and 2018. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common stock and will accrue dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. The Series X Preferred Stock will have “super” voting rights such that each share of Series X Preferred Stock will be entitled to 20,000 votes. The Series X Preferred Stock has a fair value of $34.73 as determined by the Company’s independent valuation consultant.

Series X Preferred Stock Transactions During the Three Months Ended March 31, 2020

During the three months ended March 31, 2020, the Company accrued dividends in the amount of $16,392 on the Series X Preferred Stock. At March 31, 2020, dividend payable on the Series X Preferred Stock was $16,392. At March 31, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 670,158 shares of common stock based upon the average price of $0.02446 per share for the five day period ended March 31, 2020.

Stock Options

A summary of options issued, exercised and cancelled are as follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2018	67,879	$21.40	4.17	$-
Granted	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2019	67,879	$21.40	3.17	$-

Granted	8,500,000	$0.05	9.93	-
Cancelled	-	-	-	-
Outstanding at March 31, 2020	8,567,879	$0.22	9.86	$-

Exercisable at March 31, 2020	67,879	$21.40	2.92	$-

At March 31, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $331,201.

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

	Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term

Outstanding at December 31, 2018	1,167,653	$2.18	4.36

Granted	400,000	$0.00858	4.18
Additional warrants due to trigger of ratchet feature	6,659,382	$0.00858	3.91
Exercised – cashless conversion	(3,514,900)	$0.00858	3.91
Forfeited	(2,769,482)	$0.00858	3.91
Expired	(142,653)	17.42	-
Outstanding at December 31, 2019	1,800,000	$0.00858	3.98

Granted	6,582,382	$0.00858	3.70
Exercised	(5,480,938)	$0.00858	3.71
Outstanding at March 31, 2020	2,901,444	$0.00858	3.93

Note 8 – Commitments and Contingencies

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

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. At March 31, 2020 the Company had not paid these amounts and has recorded the obligation at $75,000 at March 31, 2020.

On May 15, 2020 the Company entered into a further settlement agreement with NCSE whereby the Company paid $5,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to NCSE; this settlement will be recorded during the three months ending June 30, 2020. See note 9.

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has defenses against any such action. The Company has recorded a liability in the amount of $266,319 on its balance sheet at March 31, 2020.

On May 15, 2020 the Company entered into a settlement agreement with Carlton Fields whereby the Company paid $30,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to Carlton Fields; this settlement will be recorded during the three months ending June 30, 2020. See note 9.

Note 9 – Subsequent Events

On April 8, 2020, the Company entered into a convertible redeemable note agreement with Eagle Equities, LLC in the amount of $100,000 (the “Eagle Equities Note 5). The Eagle Equities Note 5 bears interest at the rate of 12% per annum, is convertible into the Company’s common stock at any time after 180 days from the date of the note, and is due April 8, 2021.

On April 13, 2020, the Company paid the amount of $84,231 in full settlement of the Power Up Note 12 in the principal amount of $53,000.

On April 23, 2020, the Company received approval from FINRA for a previously disclosed change in our corporate identity, and a new stock symbol. The new name of the Company is “Mitesco, Inc.”, and the new stock symbol “MITI” will replace the previous stock symbol “TNTY” on the OTC-QB Market. The new CUSIP number will be 60672T107, superseding the previous CUSIP 89786C106.

On May 4, 2020, the Company received loan proceeds in the amount of approximately $460,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business plus Economic Injury Disaster Loan amounts. The loans and accrued interest are forgivable after sixty days as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the sixty-day period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

On May 13, 2020, the Company paid in full the Power Up Note 13 with a payment in the amount of $115,980, including principal of $73,000 and all accrued interest. There are no further notes outstanding with Power Up Lending, LTD. The Company has plans in place to eliminate all discounted convertible notes.

On May 15, 2020 the Company entered into a settlement agreement with NCSE, who had a judgment in their favor in the amount of $75,000.  Pursuant to the settlement agreement, the Company paid $5,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to NCSE; this settlement will be recorded during the three months ending June 30, 2020.

On May 15, 2020 the Company entered into a settlement agreement with Carlton Fields, who had a judgment in their favor and whose liability was recorded on the Company’s balance sheet in the amount of $266,319.  Pursuant to the settlement agreement, the Company paid  $30,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to Carlton Fields; this settlement will be recorded during the three months ending June 30, 2020.

In May 2020, the Company amended the MyCare APA to add the following consideration: 6,000 3-year warrants at an exercise price of $0.15, and 6,000 3-year warrants at an exercise price of $0.30. The fair value of these warrants was approximately $227.

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

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and subsequent reports on Form 8-K, which discuss our business in greater detail. Unless the context indicates otherwise, the “Company”, “we”, “us”, and “our” in this Item 2 and elsewhere in this Quarterly Report refer to Mitesco, Inc., a Delaware corporation, and its consolidated subsidiaries.

In addition to historical information, the following discussion contains forward-looking statements regarding future events and our future performance. In some cases, you can identify forward-looking statements by terminology such as “will”, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Quarterly Report other than statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties and reflect only our current views, expectations and assumptions with respect to future events and our future performance. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. If risks or uncertainties materialize or assumptions prove incorrect, actual results or events could differ materially from those expressed or implied by such forward-looking statements. Risks that could cause actual results to differ from those expressed or implied by the forward-looking statements we make include, among others, risks related to: our ability to successfully implement our business plan, develop and commercialize our proprietary formulations in a timely manner or at all, identify and acquire additional proprietary formulations, manage our pharmacy operations, service our debt, obtain financing necessary to operate our business, recruit and retain qualified personnel, manage any growth we may experience and successfully realize the benefits of our acquisitions and collaborative arrangements we may pursue; competition from pharmaceutical companies, outsourcing facilities and pharmacies; general economic and business conditions; regulatory and legal risks and uncertainties related to our pharmacy operations and the pharmacy and pharmaceutical business in general; physician interest in and market acceptance of our current and any future formulations and compounding pharmacies generally; our limited operating history; and the other risks and uncertainties described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K and any other reports we file with the SEC. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to revise or publicly update any forward-looking statement for any reason.

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

Critical Accounting Policies

For the three months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

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

For the Three Months ended March 31, 2020 and 2019

Our total operating expenses for the three months ended March 31, 2020 were $496,494.  For the comparable period in 2019, the operating expenses were $221,251.  Operating expenses for the three months ended March 31, 2020 were composed primarily of $192,511 in payroll and payroll taxes, including $119,986 in non-cash compensation;  $89,538 in legal and professional fees; $64,458 in consulting fees, $21,000 in board of director fees; $18,271 in marketing and public relations; $17,687 in insurance costs; and $14,889 in travel costs.

Interest expense was $190,128 for the three months ended March 31, 2020, compared to $160,397 for the three months ended March 31, 2019. Interest expense consisted of $30,822 accrued on notes payable; $781 of interest on a credit card; $98,278 amortization of the discount on convertible notes payable; and $36,433 of excess value of derivative. We also recognized $23,814 of interest expense in connection with a prepayment penalty on a note payable.

During the three months ended March 31, 2020, we recorded a gain on settlement of accounts payable in the amount of $42,292; there was no comparable transaction in the prior period.

During the three months ended March 31, 2020, we recorded a gain on settlement of warrants $259,947; there was no comparable transaction in the prior period.

During the three months ended March 31, 2020, we recorded a gain on revaluation of derivative liabilities in the amount of $236,422; there was no comparable transaction in the prior period.

For the three months ended March 31, 2020, the Company had a net loss of $147,961 compared to a net loss of $481,372 for the three months ended March 31, 2019.

Liquidity and Capital Resources

We have financed our operations through the sale of convertible debt and equity securities. As of March 31, 2020, we had a working capital deficit of $2,139,937.

During the three months ending March 31, 2020, the Company had net cash used in operating activities of $402,375.  This consisted of Company’s net loss of $147,961, offset by depreciation expense of $393,  derivative expense of $36,433, amortization of discount on notes payable of $98,278, and non-cash compensation in the amount of $119,986; offset by a gain on settlement of accounts payable of $42,292; gain on revaluation of derivative liabilities of $236,422, and gain o settlement of warrants of $259,947. The Company’s cash position was also increased by a net change in the components of working capital in the amount of $29,157.

The Company had cash provided by financing activities in the amount of $330,000, consisting of $375,000 from the issuance of notes payable, offset by principal payments on notes payable in the amount of $45,000.

There were no investing activities during the three months ended March 31, 2020 or 2019.

Based on our current assessment, we do not expect any material impact on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of possible business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Recent Developments

On April 23, 2020 the Company completed a change of its corporate name from True Nature Holding, Inc. to Mitesco, Inc. The change was approved by FINRA along with a symbol change from “TNTY” to “MITI”. All references to True Nature Holding, Inc. shall mean Mitesco, Inc. and in various locations in this document we have noted Mitesco, Inc. F.K.A. (“formally known as”) True Nature Holding. Inc. The change is the name was for corporate marketing purposes only and there have been no material changes in the Company, its mission, management, structure or legal standing.

On March 3, 2020 the Company announced that it is opening a new business aimed at empowering nurse practitioners to have their own independent primary care clinics in states where full practice authority for nurse practitioners is supported. The business assets that become the new venture were developed by a group of senior healthcare executives who previously brought to scale the business known as Minute Clinic, now a part of CVS. The Company completed the acquisition effective March 3, 2020, and the new venture is formalized through the formation of a subsidiary named MyCare, LLC, and will be based in Minneapolis, Minnesota.

In addition to the new operating entity, the Company has formed Mitesco N.A., LLC, which will house all North American operations and acquisitions. For European acquisitions, the Company has formed Acelerar Healthcare Holdings, LTD., which is based in Dublin, Ireland and will house all European acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended March 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended March 31, 2020, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2020 the Company entered into a settlement agreement with NCSE whereby the Company paid $3,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to NCSE; this settlement will be recorded during the three months ending June 30, 2020.

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has defenses against any such action. The Company has recorded a liability in the amount of $266,319 on its balance sheet at March 31, 2020.

On May 15, 2020 the Company entered into a further settlement agreement with Carlton whereby the Company paid $30,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to Carlton; this settlement will be recorded during the three months ending June 30, 2020. See note 9.

ITEM 1A.	RISK FACTORS.

In addition to the risk factors set forth in Part I — Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K”), investors should consider the following risk factors:

Risks Related to our Business

Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations are likely to be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel.

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact our business.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve.  The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

MITESCO, INC.

Dated: May 18, 2020	By:	/s/ Julie R. Smith
Julie R. Smith
President and Chief Operating Officer