Form 10-Q
period 2020-06-30
Mitesco, Inc.
filed 2020-08-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

                                                               N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of August 6, 2020, 107,734,693 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITESCO, INC.

Condensed Consolidated Balance Sheets

	(unaudited) June 30,	December 31,
ASSETS	2020	2019
Current assets
Cash and cash equivalents	$17,542	$83,245
Prepaid expenses	-	9,721
Total current assets	17,542	92,966

Fixed assets, net of accumulated depreciation of $786 and $0	7,068	7,854

Total Assets	$24,610	$100,820

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$433,534	$648,714
Accrued interest	128,581	82,870
Derivative liabilities	981,697	1,488,423
Convertible notes payable, net of discount of $749,713 and $646,888	172,287	77,112
SBA Loan Payable	460,406	-
Convertible note payable, in default	122,166	122,166
Other current liabilities	93,573	-
Preferred stock dividends payable	36,751	-
Total current liabilities	2,428,995	2,419,285

Total Liabilities	2,428,995	2,419,285

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 400,000 shares designated Series X:
Preferred stock, Series A, $0.01 par value, 4,800 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	48	-
Preferred stock, Series X, $0.01 par value, 26,227 shares issued and outstanding as of June 30, 2020 and December 31, 2019	262	262
Common stock, $0.01 par value, 500,000,000 shares authorized, 98,796,144 and 81,268,443 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	987,962	812,684
Additional paid-in capital	9,058,332	8,407,977
Stock payable	37,186	37,186
Accumulated deficit	(12,488,175)	(11,576,574)
Total (deficiency in) stockholders' equity	(2,404,385)	(2,318,465)

Total liabilities and stockholders' equity	$24,610	$100,820

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	625,838	226,250	1,122,332	447,501

Total operating expenses	625,838	226,250	1,122,332	447,501

Net Operating Loss	(625,838)	(226,250)	(1,122,332)	(447,501)

Other income (expense):
Grant income	3,000	-	3,000	-
Interest expense	(396,907)	(164,504)	(587,035)	(324,901)
Gain on settlement of accounts payable	306,319	-	348,611	-
(Loss) Gain on derivative liabilities	(50,214)	-	446,155	-
Loss on legal settlement	-	(26,924)		(26,924)
Loss on conversion of notes	-	(58,935)	-	(158,659)
Total other expense	(137,802)	(250,363)	210,731	(510,484)

Net loss	$(763,640)	$(476,613)	$(911,601)	$(957,985)

Preferred stock dividend	(19,392)	-	(36,751)	-

Net loss available to common shareholders	$(783,032)	$(476,613)	$(948,352)	$(957,985)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	88,833,282	33,986,267	86,408,229	33,188,078

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	FOR THE THREE MONTHS ENDED JUNE 30

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Total
Balance, March 31, 2019	-	-	-	-	33,316,861	333,168	5,993,643	37,186	(8,172,684)	(1,808,687)
Stock issued to employees subject to vesting	-	-	-	-	1,000,000	10,000	(10,000)	-	-	-
Stock issued for conversion of notes payable	-	-	-	-	3,359,444	33,594	131,831	-	-	165,425
Shares issued for legal settlement	-	-	-	-	1,401,224	14,012	87,016	-	-	101,028
Discount on notes payable due to conversion feature	-	-	-	-	-	-	143,555	-	-	143,555
Vesting of shares issued to employees	-	-	-	-	-	-	22,218	-	-	22,218
Imputed interest	-	-	-	-	-	-	2,250	-	-	2,250
Net loss for the period	-	-	-	-	-	-	-	-	(476,613)	(476,613)
Balance, June 30, 2019 (unaudited)	-	-	-	-	39,077,529	$390,774	$6,370,513	$37,186	$(8,649,297)	$(1,850,824)

Balance, March 31, 2020	4,800	$48	26,227	$262	86,566,999	$865,670	$8,688,893	$37,186	$(11,724,535)	$(2,132,476)
Vesting of common stock issued to employees	-	-	-	-	-	-	19,374	-	-	19,374
Vesting of stock options issued to employees	-	-	-	-	-	-	20,508	-	-	20,508
Settlement of derivative liabilities	-	-	-	-	-	-	297,672	-	-	297,672
Common stock issued in warrant settlement agreement	-	-	-	-	2,901,440	29,014	51,277	-	-	80,291
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	9,327,705	93,278	-	-	-	93,278
Preferred stock dividends	-	-	-	-	-	-	(19,392)	-	-	(19,392)
Loss for the period ended June 30, 2020	-	-	-	-	-	-	-	-	(763,640)	(763,640)
Balance, June 30, 2020 (unaudited)	4,800	$48	26,227	$262	98,796,144	$987,962	$9,058,332	$37,186	$(12,488,175)	$(2,404,385)

	FOR THE SIX MONTHS ENDED JUNE 30

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Total
Balance, December 31, 2018	-	-	-	-	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)
Stock issued for services	-	-	-	-	200,000	2,000	15,480	-	-	17,480
Stock issued to employees subject to vesting	-	-	-	-	1,000,000	10,000	(10,000)	-	-	-
Stock issued for conversion of notes payable	-	-	-	-	5,278,069	52,780	302,629	-	-	355,409
Stock issued for legal settlement	-	-	-	-	1,401,224	14,012	87,016	-	-	101,028
Discount on notes payable due to conversion feature	-	-	-	-	-	-	223,087	-	-	223,087
Discount on notes payable due to warrants	-	-	-	-	-	-	34,500	-	-	34,500
Cancellation of shares	-	-	-	-	(400,000)	(4,000)	4,000	-	-	-
Vesting of shares issued to employees	-	-	-	-	-	-	25,093	-	-	25,093
Imputed interest	-	-	-	-	-	-	4,500	-	-	4,500
Net loss for the period	-	-	-	-	-	-	-	-	(957,985)	(957,985)
Balance, June 30, 2019 (unaudited)	-	-	-	-	39,077,529	$390,774	$6,370,513	$37,186	$(8,649,297)	$(1,850,824)

Balance, December 31, 2019	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	53,050	-	-	53,050
Vesting of stock options issued to employees	-	-	-	-	-	-	27,580	-	-	27,580
Common stock issued for services	-	-	-	-	200,000	2,000	5,680	-	-	7,680
Settlement of derivative liabilities	-	-	-	-	-	-	528,995	-	-	528,995
Common stock issued in warrant settlement agreement	-	-	-	-	7,999,996	80,000	291	-	-	80,291
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	9,327,705	93,278	-	-	-	93,278
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	71,510	-	-	71,558
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	(36,751)	-	-	(36,751)
Loss for the period ended June 30, 2020	-	-	-	-	-	-	-	-	(911,601)	(911,601)
Balance, June 30, 2020 (unaudited)	4,800	$48	26,227	$262	98,796,144	$987,962	$9,058,332	$37,186	$(12,488,175)	$(2,404,385)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(911,601)	$(957,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	786	-
Loss on conversion of notes payable to common stock	-	158,659
Loss on legal settlement	-	26,924
Gain on settlement of accounts payable	(348,611)	-
Gain on derivative liabilities	(446,155)	-
Derivative expense	43,009	-
Amortization of discount on notes payable	386,175	261,035
Share-based compensation	159,868	42,573
Imputed interest		4,500

Changes in assets and liabilities:
Prepaid expenses	9,721	2,500
Accounts payable and accrued liabilities	226,199	83,793
Due to related parties	-	36,151
Other current liabilities	805	-
Accrued interest	53,695	37,508

Net cash used in operating activities	(826,109)	(304,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	931,406	313,558
Principal payments on notes payable	(171,000)	(10,236)

Net cash provided by financing activities	760,406	303,322

Net increase (decrease) in cash and cash equivalents	(65,703)	(1,020)

Cash and cash equivalents at beginning of period	83,245	1,304

Cash and cash equivalents at end of period	$17,542	$284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$2,236
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Par value of shares returned for cancellation	$-	$4,000
Shares issued for debt conversion	$-	$196,750
Stock issued for legal settlement	$-	$101,028
Discount due to warrants	$-	$34,500
Beneficial conversion feature	$506,726	$223,087
Settlement of derivative liabilities	$664,684	$-
Issuance of Series A Preferred Stock to consultants	$71,558	$-
Preferred stock dividends payable	$36,751	$-
Exercise of cashless warrants	$50,986	$-
Derivative discounts	$485,000	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”), previously known as Trunity Holdings, Inc., a Delaware corporation, and since 2016 known as True Nature Holding, Inc., became a publicly-traded company through a reverse triangular merger with Brain Tree International, Inc., a Utah corporation (“BTI”) in 2012. Trunity Holdings, Inc. was the parent company of our educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property from its three founders. On December 9, 2015, the Company made a decision to restructure Trunity Holdings, Inc., having acquired Newco4pharmacy, LLC, a development stage business aimed at a roll-up of compounding pharmacy businesses. As a part of such restructuring, we completed a “spin out” transaction of our educational business line to our shareholders as of December 31, 2015. On April 24, 2020 True Nature Holding, Inc., now known as Mitesco, Inc. (OTCQB:MITI) completed the change of its corporate identity based on final approval from FINRA.

The Company is developing a portfolio of product offerings aimed at enhancing healthcare throughout the supply chain as well as to consumers. We have acquired assets and intend to acquire and implement technologies and services to improve the quality of care, reduce cost, and enhance consumer convenience. We believe the holding company structure facilitates growth and should enable the acquired business to focus on scale. The goal of the Company’s evolving portfolio of companies is to apply leading-edge solutions that emphasize stakeholder value and leverages distinct sector trends. Sectors of interest include artificial intelligence (AI), population health management, data gathering solutions, electronic health records optimization, healthcare IT solutions, virtual care & care augmentation, and predictive analytics. The Company formed a holding company structure for both its acquired assets in the United States and Europe, designed to support efficiencies around taxation, legal, and economies of scale in administrative functions. We now have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd., and intend to use that location as a base for European operations.

As a development stage company, we have two businesses in development. The first business is our product set “SimpleHIPAA” and “Simple HIPPA for Vets and Pets”. It is designed to transmit data generated at the time a prescription is written by a physician or veterinarian for the pharmacy. This information is embedded inside the application and made available to the healthcare provider and to the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the healthcare provider and the pharmacy.  Currently, it is focused on e-prescribing between compounding pharmacies and their clients, the physician for humans and the veterinarian for pets. A large Florida based pharmacy is the development partner and distributor that is introducing it to the marketplace. They have installed the software at more than 100 client sites since January 2020. We are told it is working as designed.

Our second active business is The Good Clinic, LLC. This business is establishing primary care medical clinics operated by Independent Nurse Practitioners. The Good Clinic provides the marketing, support services, systems, and clinical tools to allow an independent Nurse Practitioner to quickly open a clinic. The initial clinic is intended to be opened in Minneapolis, MN in the fourth quarter of 2020. These clinics are being designed to deliver primary care, spa, and dermatological services through in-person, over-the-phone, and telemedicine visits.

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

Use of Estimates - The preparation of these unaudited condensed financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Other Comprehensive Loss - The Company does not have any items of other comprehensive loss and therefore its other comprehensive loss is the same as its net loss in its condensed consolidated statements of operations.

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

Equity instruments issued to those other than employees are recognized pursuant to FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted the provisions of this ASU on January 1, 2019. The adoption had no impact on our results of operations, cash flows, or financial condition.

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

The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the three months ended June 30, 2020:

-	The stock prices of $0.0239 to $0.0425 in these periods would fluctuate with the Company projected volatility;

-

The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note or warrant ranged from 156.5% through 219.6% at derivative treatment, issuance, conversion, exercise, and quarters ends. The Company continues to trade with high volatility;

-	The Holder would automatically convert the note at the maximum of 2 times the conversion price if the company were not in default.

-

The Holder would automatically convert the note before maturity if the registration were effective and the company was not in default. The Holder would automatically convert the note early based on ownership or trading volume limitations and the Company would redeem the unconverted balances at maturity.

-

A change of control and fundamental transaction would occur initially 0% of the time and increase monthly by 0% to a maximum of 0% – based on management being in control and no desire to sell the Company.

-

A reset event would adjust the Notes conversion price triggered by either a capital raise, stock issuance, settlement, or conversion/exercise. (A reset occurred on November 7, 2019 – Auctus Conversion triggered a reset to $0.00858). The reset events are projected to occur annually starting 3 months following the date of valuation of June 30, 2020.

-	For the variable rate Notes (39% or 45% discount), the Holder would convert with effective discount rates of 51.58% to 55.74% (based on the lookback terms).

-

The Company would redeem the notes at maturity if the conversion value were less than the payment with penalties. During the period redemption is projected 0% of the time, increasing 0% per month to a maximum of 0%.

-	The cash flows are discounted to net present values using risk free rates. Discount rates were based on risk free rates in effect based on the remaining term.

-	An event of default would occur 10% of the time, increasing 0% per month to a maximum of 10%.

-	The Crown Bridge warrants were amended on March 9, 2020. These remaining Crown Bridge warrants exercised on a cashless basis during the period.

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

The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2020, there were 7,317,879 options outstanding excluded from calculation of diluted net loss; as of June 30, 2019, the Company had outstanding 1,425,000 warrants and 67,879 options excluded from the calculation of diluted net loss. The Company, at its discretion, may satisfy the accrued interest on its Series A and Series X Preferred Stock via the issuance of shares of common stock; at June 30, 2020 and December 31, 2019, there were 1,192,563 and 0 shares, respectively, potentially issuable in connection with such issuance.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

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

Note 3 – Financial Condition and Going Concern

As of June 30, 2020, the Company had cash of $17,542, current liabilities of $2,428,995, and has incurred a loss from operations. The Company’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company intends to develop solutions in a) healthcare records, b) the sale of applications in the health and wellness area from third parties in addition to its own developed products. The Company is also performing consulting services to certain entities in the pharmacy, medical and veterinary services area. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered discussions to do so with certain individuals and companies. However, as of the date of these condensed consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the President and COO completed and submitted an application on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved.  On April 25, 2020 the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of $460,406, and the Company received the full amount of the loan proceeds on May 4, 2020.

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note representing an amount for the refinancing of an Economic Injury Disaster Loan, which the Company did not receive.  Bank of America has required that the Company remit such funds back to Bank of America. The Company is currently working with Bank of America on a repayment plan.

During management's review of the loan application after the loan had been disbursed to the Company, it was determined that the information provided by its President and COO in the application was not representative of the Company’s situation. After consulting with legal counsel and conferring with the Board of Directors, the Board of Directors, in executive session, voted to remove the Company’s President and Chief Operating Officer (“COO”)  from its Board of Directors, and all operating roles due to the inaccuracy of the loan application. Subsequent to that decision, the President & COO submitted a resignation from all positions with the Company, which was accepted by the Board and management.

The former President and COO has retained counsel and has indicated the individual’s intent to file an administrative charge of discrimination in Colorado under certain provisions of the anti-discrimination laws of that state. Although no administrative charge has been filed as of this date, if an administrative charge is filed, the company will vigorously defend itself.

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

Note 4 – Related Party Transactions

Related party transactions for the six months ended June 30, 2020 were as follows:

On February 27, 2020, the Company agreed to issue 1,000,000 ten-year options to its two non-management directors (a total of 2,000,000 options). These options have a fair value at issuance of $39,162 per director (a total of $78,324), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model.  During the three- months ended June 30, 2020, the amount of $3,264 was charged to operations in connection with each 1,000,000-option grant (a total of $6,528 for all 2,000,000 options).

On March 2, 2020, the Company agreed to issue 1,500,000 ten-year options to each of its Chief Executive Officer, its President, and a  consultant (a total of 4,500,000 options). These options have a fair value at issuance of $58,743 per individual (a total of $176,229), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. Julie Smith, the Company’s President, Chief Operating Officer, and a Board member resigned effective June 30, 2020; the 1,500,000 options that the Company agreed to issue to Ms. Smith were cancelled, and no vesting of these options was recorded during the three months ended June 30, 2020. During the three months ended June 30, 2020, the amount of $4,896 was charged to operations in connection with each of the remaining 1,500,000 option grants (a total of $9,792 for all 3,000,000 remaining options).

During the three months ended June 30, 2020, the Company charged the amount of $19,374 to operations in connection with the vesting of restricted common stock as follows: $6,205 for shares issued to management; $10,110  for shares issued to board members; and $3,059 related to shares issued to an employee. Julie Smith, the Company’s President, Chief Operating Officer, and a Board member, resigned effective June 30, 2020; at the time of her resignation, a total of 1,000,000 shares of the Company’s common stock issued to Ms. Smith for compensation as a board member were vested, and remain outstanding; an additional 250,000 shares of common stock issued to Ms. Smith for compensation as an officer were vested, and also remain outstanding; 750,000 shares of common stock to be issued to Ms. Smith for compensation as an officer had not vested, and these shares were cancelled.

At June 30, 2020, the Company accrued dividends on its Series X Preferred stock in the total amount of $32,784. Of this amount, a total of $6,500 was payable to officers and directors,$15,629 was payable to a related party shareholder, and $10,655 was payable to non-related parties.

Related party transactions for the six months ended June 30, 2019 were as follows:

On March 11, 2019, the Company issued 100,000 shares of common stock to its President as compensation, and charged the fair value in the amount of $8,740 to operations.

On March 11, 2019, the Company issued 100,000 shares of common stock to a board member as compensation, and charged the fair value in the amount of $8,740 to operations.

During the three months ended June 30, 2019, the Company accrued the amount of $2,875 in connection with the vested portion of a common stock award granted to its President.

At June 30, 2019, the Company had the following amounts due to related parties:

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

Note 5 – Debt

August 2014 Series C Convertible Debenture

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Convertible Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations.  The Series C Debenture is currently in default. Details of activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

November 2014 Series D Convertible Debenture

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series D Debenture is currently in default. Details of activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

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

Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. Details of activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

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

During the six months ended June 30, 2020, the Company made a cash payment in the amount of $74,195 on the Power Up Note 11 which fully satisfied this obligation. This amount consisted of $45,000 of principal, $2,680 of accrued interest, and $23,815 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 11 at the time of payment, and recorded a gain on revaluation in the amount of $35,420. The Company credited the fair value of the derivative liability at the time of payment in the amount of $21,266 to additional paid-in capital. Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

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

During the three months ended June 30, 2020, the Company made a cash payment in the amount of $84,231 on the Power Up Note 12 which fully satisfied this obligation. This amount consisted of $53,000 of principal, $3,312 of accrued interest, and $27,919 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 12 at the time of payment, and recorded a gain on revaluation in the amount of $4,247. The Company credited the fair value of the derivative liability at the time of payment in the amount of $62,569 to additional paid-in capital. Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

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

During the three months ended June 30, 2020, the Company made a cash payment in the amount of $115,980 on the Power Up Note 13 which fully satisfied this obligation. This amount consisted of $73,000 of principal, $4,728 of accrued interest, and $38,252 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 13 at the time of payment, and recorded a gain on revaluation in the amount of $4,882. The Company credited the fair value of the derivative liability at the time of payment in the amount of $86,380 to additional paid-in capital. Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

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

During the three months ended June 30, 2020, the holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; and on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement. Details of activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 2

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 2”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 2 entitles the holder to 12% interest per annum and matures on December 19, 2020.  Under the Eagle Equities Note 2, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 2 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 2, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 2 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,094 on the Eagle Equities Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $277,476 existed in connection with the variable rate conversion feature of the Eagle Equities Note 2. $256,000 of this amount was charged to discount on the Eagle Equities Note 2, and $21,476 was charged to interest expense. $8,393 of the discount was charged to operations during the year ended December 31, 2019. Details of activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 3

On January 24, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 3”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 3 entitles the holder to 12% interest per annum and matures on January 24, 2021.  Under the Eagle Equities Note 3, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 3, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 3 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 3 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 3, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 3, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $272,412 existed in connection with the variable rate conversion feature of the Eagle Equities Note 3. $250,000 of this amount was charged to discount on the Eagle Equities Note 3, and $22,412 was charged to interest expense. Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 4

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 4”) in the aggregate principal amount of $129,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitles the holder to 12% interest per annum and matures on March 10, 2021.  Under the Eagle Equities Note 4, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 4, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 4 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 4 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 4, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 4, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $139,021 existed in connection with the variable rate conversion feature of the Eagle Equities Note 4. $125,000 of this amount was charged to discount on the Eagle Equities Note 4, and $14,021 was charged to interest expense. Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 5

On April 8, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 5”) in the aggregate principal amount of $100,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitles the holder to 12% interest per annum and matures on April 8, 2021.  Under the Eagle Equities Note 5, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 5, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 5 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 5 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 5, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 5, there shall be no further right of prepayment. During the three months ended June 30, 2020, the Company determined that a derivative liability in the amount of $106,576 existed in connection with the variable rate conversion feature of the Eagle Equities Note 5. $100,000 of this amount was charged to discount on the Eagle Equities Note 5, and $6,576 was charged to interest expense. Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

PPP Loan

On May 4, 2020, the Company received loan proceeds from Bank of America in the amount of $460,406 under the Paycheck Protection Program (the “PPP Loan”). The PPP loan was obtained pursuant to the CARES Act, which provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business plus Economic Injury Disaster Loan amounts. The loans and accrued interest are forgivable after sixty days providing the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the sixty-day period. According to its terms, the PPP Loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. Subsequent to June 30, 2020, the Company determined that errors had been made in the application submitted to obtain this loan.  On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan which the Company did not receive.  Bank of America has required that the Company remit such funds back to Bank of America.  The Company is currently in discussions with Bank of America to arrange terms for a repayment plan.  The PPP Loan has been classified as a current liability on the Company’s balance sheet at June 30, 2020. See Note 9.

Details of additional activity for the three months ended June 30, 2020 are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

					Interest	Amortization	Interest	Amortization
					Expense	of Discount	Expense	of Discount
					3 months	3 months	6 months	6 months	Discount
	Principal Balance		Accrued Interest		ended	ended	ended	ended	Balance
	6/30/2020	12/31/2019	6/30/2020	12/31/2019	6/30/2020	6/30/2020	6/30/2020	6/30/2020	6/30/2020
Series C Convertible Debenture	$110,833	$110,833	$63,235	$57,709	$2,763	$-	$5,526	$-	$-

Series D Convertible Debenture	11,333	11,333	7,704	7,026	339	-	678	-	-

Convertible Note A	41,000	41,000	9,555	7,101	1,227	-	2,454	-	-

Power Up Note 11	-	45,000	-	1,805	-	-	875	38,498	-

Power Up Note 12	-	53,000	-	1,499	227	37,313	1,813	46,014	-

Power Up Note 13	-	73,000	-	1,488	1,056	57,005	3,240	66,554	-

Eagle Equity Note 1**	140,000	256,000	10,261	3,367	7,220	126,403	14,879	139,197	109,019

Eagle Equity Note 2	256,000	256,000	16,329	1,010	7,659	28,461	15,318	40,279	207,328

Eagle Equity Note 3	256,000	-	13,298	-	7,659	16,406	13,298	25,903	230,097

Eagle Equity Note 4	129,000	-	4,750	-	3,859	8,378	4,750	15,800	113,200

Eagle Equity Note 5	100,000	-	2,729	-	2,729	13,931	2,729	13,931	90,069

PPP Loan	460,406	-	719	-	719	-	719	-	-

Other	-	-	-	1,865	-	-	-	-	-

Total	$1,504,572	$846,166	$128,580	$82,870	$35,457	$287,8979	$67,865	$386,175	$749,713

** Subsequent to June 30, 2020, $140,000 of principal and $11,042 of accrued interest of this note were converted to a total of 8,938,549 shares of the Company’s common stock.

The total amount of notes payable at June 30, 2020 and December 31, 2019 is presented in Notes Payable Table 2 below:

Notes Payable Table 2:

	June 30, 2020	December 31, 2019
Total notes payable	$1,504,572	$846,166
Less: Discount	(749,713)	(646,888)
Notes payable - net of discount	$754,859	$199,278

Current Portion, net of discount	$754,859	$199,278
Long-term portion, net of discount	$-	$-

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

Derivative liability activity for the year ended December 31, 2019 and the six months ended June 30, 2020 is summarized in the table below:

December 31, 2018	$-
Conversion features issued	1,472,320
Warrants issued	187,968
Settled upon conversion or exercise	(689,469)
Settled upon payment of note	(191,827)
Loss on revaluation	709,431
December 31, 2019	$1,488,423

Conversion features issued	518,009
Settled upon conversion or exercise	(664,684)
Settled upon payment of note	(148,949)
Gain on revaluation	(211,102)
June 30, 2020	$981,697

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 98,796,144 and 81,268,443 shares were issued and outstanding at June 30, 2020 and December 31, 2019, respectively.

Common Stock Transactions During the Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Company issued 2,901,440 shares of common stock for the cashless exercise of warrants. These warrants were issued pursuant to a settlement agreement with a note holder regarding the effective price of warrants issued with regard to a variable conversion price feature which resulted in the issuance of 1,011,967 more shares than would have been issued prior to the settlement agreement. The Company recorded a loss in the amount of $24,894 on this transaction based upon the additional shares issued at the market price of the Company’s common stock.

Also, during the six months ended June 30, 2020, the holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; and on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement.

Also, during the six months ending June 30, 2020, the Company issued 200,000 restricted shares of the Company’s common stock at valued $7,680 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Also, during the six months ended June 30, 2020, the Company charged the amount of $53,050 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $27,580 to operations in connection with the vesting of options granted to officers and board members.

Also, during the six months ended June 30, 2020, the Company entered into agreements to issue 500,000 options to each of four consultants (a total of 2,000,000 options).  The options have a fair value of $20,930 per consultant (a total of $83,720).  These agreements will become effective April 6, 2020, at which time the Company will begin to charge the value of these options to operations. The Company valued these options using the Black-Scholes valuation model.

Also, during the six months ended June 30, 2020, the Company entered into agreements with two note holders regarding the exercise price of warrants held by the note holders. These agreements resulted in the following: (i) the Company issued 1,000,000 shares of common stock, and the note holders  agreed to cancel 2,769,482 warrants; the Company recorded a gain in the amount of $77,652 on this transaction; (ii) the Company issued 4,098,556 shares of common stock for the exercise of 4,480,938 warrants in a cashless transaction; the Company recorded a gain in the amount of $259,947 on this transaction, which is included in gain on derivative liabilities.

Common Stock Transactions During the Six Months Ended June 30, 2019

During the six months ending June 30, 2019, the Company issued 200,000 restricted shares of the Company’s common stock at valued $17,480 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Also, during the six months ended June 30, 2019, the Company charged the amount of $2,875 to additional paid-in capital in connection with the vesting of stock granted to its President.

Also during the six months ended June 30, 2019, the Company issued, in seven transactions, a total of 1,918,625 shares in connection with the conversion of notes payable principal and accrued interest in the aggregate amount of $86,000 and $4,260, respectively; a loss in the aggregate amount of $99,724 was recognized on these transactions.

Also, during the six months ended June 30, 2019, the Company cancelled 400,000 shares of common stock issued to a former executive officer.

Preferred Stock

The Company has authorized 100,000,000 shares of Preferred Stock. At June 30, 2020,  designations have been filed for the issuance of up to 400,000 shares of its Series X preferred stock, and for the issuance of up to 500,000 shares of its Series A Preferred stock.

Series A Preferred Stock

The Company has issued 4,800 and 0 shares of its 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) as of June 30, 2020 and December 31, 2019, respectively. The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series A Preferred Stock. The Series A Preferred Stock is not redeemable prior to March 3, 2023. The Series A Preferred Stock will rank senior to all classes of the Company’s common stock and will accrue dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. The Series A Preferred Stock will have no voting rights. The Company valued the 4,800 shares of Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant.

Series A Preferred Stock Transactions During the Six Months Ended June 30, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly-formed subsidiary The Good Clinic, LLC. The Company has valued these shares  at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the six months ended June 30, 2020, the Company accrued dividends in the amount of $3,967 on the Series A Preferred Stock. At June 30, 2020, dividend payable on the Series A Preferred Stock was $3,967. At June 30, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 98,780 shares of common stock based upon the average price of $0.0402 per share for the five day period ended June 30, 2020.

Series X Preferred Stock

The Company has issued 26,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) as of June 30, 2020 and December 31, 2019 and 2018. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common stock and will accrue dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. The Series X Preferred Stock will have “super” voting rights such that each share of Series X Preferred Stock will be entitled to 20,000 votes. The Series X Preferred Stock has a fair value of $34.73 as determined by the Company’s independent valuation consultant.

Series X Preferred Stock Transactions During the Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Company accrued dividends in the amount of $32,784 on the Series X Preferred Stock. At June 30, 2020, dividend payable on the Series X Preferred Stock was $32,784. At June 30, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 816,335 shares of common stock based upon the average price of $0.0402 per share for the five day period ended June 30, 2020.

Stock Options

The following table summarizes the options outstanding at June 30, 2020 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03	250,000	9.93	$0.03	-	$-
$0.05	7,000,000	9.70	$0.05	-	$-
$21.40	67,879	2.67	$21.40	67,879	$21.40
	7,317,879	9.70	$0.25	67,879	$21.40

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2018	67,879	$21.40
Granted	-	-
Cancelled	-	-

Outstanding at December 31, 2019	67,879	$21.40

Granted	8,750,000	$0.05
Cancelled	(1,500,000)	-
Outstanding at June 30, 2020	7,317,879	$0.25

Exercisable at June 30, 2020	67,879	$21.40

At June 30, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $253,582.

Warrants

The following table summarizes the warrants outstanding at June 30, 2020 and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2018	1,167,653	$2.18

Granted	400,000	$0.00858
Additional warrants due to trigger of ratchet feature	6,659,382	$0.00858
Exercised – cashless conversion	(3,514,900)	$0.00858
Forfeited	(2,769,482)	$0.00858
Expired	(142,653)	17.42
Outstanding at December 31, 2019	1,800,000	$0.00858

Granted	6,582,382	$0.00858
Exercised	(8,382,382)	$0.0561
Outstanding at June 30, 2020	-	$-

Note 8 – Commitments and Contingencies

Legal

National Council for Science and the Environment, Inc. v. Trunity Holdings, Inc., Case No. 2015 CA 009726 B, Superior Court for the District of Columbia, Civil Division.

This action was filed on December 16, 2015 by the National Council for Science and the Environment, Inc. (“NCSE”) in the District of Columbia Superior Court against Trunity Holdings, Inc. (which was a former name of the Company) and alleges claims for breach of contract. Acknowledgement of indebtedness and settlement agreement and quantum merit arising out of an agreement was entered into between NCSE and Trunity in 2014.  The complaint sought damages in the amount of $177,270, inclusive of attorney’s fees, costs and accrued interest, continuing interest in the amount of 12% per annum and attorney’s fees and costs of collection relating to the case. The Company, in its answer dated January 27, 2016, denied the material allegations made by NCSE, asserted a number of affirmative defenses and filed a counterclaim alleging claims for fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract and unjust enrichment. In its counterclaim, the Company sought actual and compensatory damages against NCSE that it believed exceed the amount sought by NCSE on its claims, pre-judgment interest, punitive damages and all costs and expenses, including attorney’s fees, incurred by the Company in bringing its claims against NCSE.

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. On May 15, 2020, the Company entered into a further settlement agreement with NCSE whereby the Company paid $5,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to NCSE. This settlement was recorded during the three months ending June 30, 2020; the Company recognized a gain in the amount of $70,000 on this transaction.

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.  The Company believes it has defenses against any such action. The Company has recorded a liability in the amount of $266,319 on its balance sheet at June 30, 2020.

On May 15, 2020, the Company entered into a settlement agreement with Carlton Fields whereby the Company paid $30,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to Carlton Fields. This settlement was recorded during the three months ending June 30, 2020; the Company recognized a gain in the amount of $236,319 on this transaction.

Other

Effective July 1, 2020, Ms. Julie Smith, the Company’s former President, Chief Operating Officer and a member of the Board of Directors resigned all positions with the Company. Ms. Smith has retained counsel and has indicated her intent to file an administrative charge of discrimination in Colorado under certain provisions of the anti-discrimination laws of that state. Although no administrative charge has been filed as of this date, if an administrative charge is filed, the company will vigorously defend itself.

Note 9 – Subsequent Events

PPP Loan Repayment

On April 25, 2020, the Company received a loan in the amount of $460,406 from the United States Small Business Administration under the Payroll Protection Program. Subsequent to June 30, 2020, the Company determined that errors had been made in the application submitted to obtain this loan.  On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan which the Company did not receive.  Bank of America has required that the Company remit such funds back to Bank of America.  The Company is currently in discussions with Bank of America to arrange terms for a repayment plan.

Common Stock Issued for Conversion of Notes Payable

On July 9, 2020, the Company issued 3,188,735 shares of common stock at a price of $0.01518 per share pursuant to the conversion of $45,000 of principal and $3,405 of accrued interest in Eagle Equities Note 1.

On July 17, 2020, the Company issued 3,429,814 shares of common stock at a price of $0.01572 per share pursuant to the conversion of $50,000 of principal and $3,917 of accrued interest in Eagle Equities Note 1.

On July 30, 2020, the Company issued 2,320,000 shares of common stock at a price of $0.021 per share pursuant to the conversion of $45,000 of principal and $3,720 of accrued interest in Eagle Equities Note 1.

Dr. H. Faraz Naqvi appointed to Board of Directors

On July 13, 2020, the Board of Directors appointed Dr. H. Faraz Naqvi to the Board of Directors of the Company. Dr. H. Faraz Naqvi currently serves as the Co-founder and CEO of Crossover Partners, based in Boston, Mass., whose mission is to invest in healthcare investments. He founded the firm in 2015. He joined the Board of Directors of UC Health, a health system based in Colorado and remains in that position. Since 2016 he has served as a member of the Board for the Health District of Northern Larimer County, Colorado. In 2012 the co-founder of Remote Health Access, whose mission is elderly care and telemedicine.

In May 2016 Dr. Naqvi founded Front Range Geriatric Medicine, a medical practice firm, and operated that practice from 2012 through 2019. Previously, Dr. Naqvi was founder of Avicenna Capital, located in London. The firm was a healthcare investment firm and was an affiliate of Brevan Howard Asset Management in London, UK. He was there from 2007 through 2009. Prior to founding Avicenna, Faraz was a Managing Director at Pequot Capital from 2001 until 2007, where he served as the manager of the $1.3 billion healthcare fund, about $1 billion of the firm’s healthcare allocation, and a $250 million emerging markets healthcare fund. From 1991 until 2001, Faraz managed roughly $4 billion in healthcare funds at Allianz/Dresdner RCM capital where he had the highest returning funds in the world for two years. He also served as an analyst with Bank of America/Montgomery Securities from 1997 and 1998. He began his finance career as a healthcare consultant with McKinsey & Co. from 1995 until 1997.

Dr. Naqvi is a Boettcher Scholar graduate of Colorado College (1986), studied economics at Trinity College, Cambridge University (1989) where he was a Marshall Scholar, received his M.D. from Harvard Medical School/M.I.T. (1993), where he performed angiogenesis research with Drs. Judah Folkman, Robert Langer and Marsha Moses. Faraz is board certified in internal medicine and geriatrics and licensed in California, New York and Colorado.

Mr. Juan Carlos Iturregui, Esq. appointed to Board of Directors

On July 31, 2020, the Board of Directors of the Company (the “Board”) appointed Mr. Juan Carlos Iturregui, Esq., to the Board. Mr. Juan Carlos Iturregui, age 55, is a licensed attorney with extensive experience in mergers and acquisitions, international and domestic business development and funding, with special expertise in the Central and South America markets. He is adept in working with the US Congress and executive branch, and foreign governments; he has an in-depth understanding of multilateral entities, stakeholders, and special interests in formulation of projects and policies. He is highly knowledgeable about emerging global political and economic developments. Mr. Iturregui is a proven professional committed to ethics, transparency and social responsibility.

In 2005, he founded Milan Americas, LLC, in Washington D.C., a business consultancy where he remains the Managing Director. This consulting practice specializes in commercial, regulatory and project development engagements with focus on infrastructure and renewable energy projects in Latin America, the Caribbean and Hispanic markets. He has also had a focus on healthcare where he played a key role in expansion of major US regional healthcare provider into a new marketplace. He also co-developed and co-owned the largest solar farm in the Caribbean Basin (27MW) in 2015.

During 2019 and until June 2020 Mr. Iturregui has been a Partner, and a Member of the firm’s Government Relations and the Infrastructure & Energy Practices with Nelson Mullins, LLP, Washington, D.C. office. Nelson Mullins is an Am Law 100 firm with 122 years of operations and with significant presence in Washington, D.C. and offices in 25 cities across the U.S.

In 2007 and until 2018, Mr. Iturregui was a Senior Advisor at Dentons, LLP, based in Washington, D.C., a global law firm with significant presence in Washington, D.C. and offices in 85 cities across 58 countries. He was the Senior Advisor and Counsel to the Global Chairman. He worked with the international team and leadership on expanding practices and services. He was an Advisor to the Chairman on issues/structures related to the global combination (merger) with SNR Denton in 2010.

From 2003 through 2005 he was with Quinn Gillespie & Associates, in Washington, D.C.,  a leading DC bipartisan public policy and communications firm where he was a Director. While there, he advocated public policy positions and initiatives regarding trade, tax, finance, health care, infrastructure development and appropriations on behalf of various entities, including Fortune 500 corporations, trade associations and local governments.

From 2001 through 2002 he was with Hunton & Williams, LLP in Washington, D.C. where he was Senior Director of Government and Latin America Affairs.

From 1997 through 2000 he was with Verner, Lipfert, Bernard, McPherson & Hand, a Washington, D.C. based law firm as Senior Attorney and Director for International Affairs. Key projects included structuring greenfield outsourcing of a P-3 super-aqueduct project, consulting to a large power utility on contract negotiations with two large “IPPs” and coordinated coalition in a major trade litigation dispute with successful outcomes.

Mr. Iturregui was awarded a J.D. from The Catholic University of America, Washington, D.C. in 1990, and received a Bachelors degree from the University of Massachusetts, Amherst, MA in 1987.

Of note is Mr. Iturregui’s extensive experience in government and public service, including the following:

Board Member & Vice Chair — U.S. Inter-American Foundation (IAF) Appointed by President Barack Obama to serve six-year term (2015 – current). Appointment. Confirmed unanimously by the United States Senate. Promoted to Vice Chair by President Obama on July, 2016.

Member, Board of Visitors (Trustee), George Mason University (GMU) Appointed by the Governor of the Commonwealth of Virginia to serve four-year term (2019 – 2023). GMU is one of the largest Tier-1 public research universities in the nation.

Board Member & Vice Chair, American Red Cross, National Capital Region (2013-20).

Member—The President’s Export Council (PEC) (2007 – 2009) Council Member appointed by President George W. Bush to serve with Cabinet members and select bipartisan leaders of US Congress and company executives. Participated in high-level Trade Mission to Ukraine/Russia; worked on technical groups reporting to the Secretary of Commerce; approved and presented Special Report to the President of the United States.

Board Member (Independent Director) / Public Policy Committee Chair—Ability One/NISH (2005 – 2008). Oversaw $6.5 million public policy, legal, corporate communications and PR budget for $1.8 billion federally chartered annual program focused on creating employment opportunities for the severely disabled nationwide. Revamped benchmarks and metrics for the board and senior staff; institutionalized and expanded annual Congressional “fly-ins” and visits; restructured compliance guidelines and reporting requirements.

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

While the Company has had limited technology development to this point, we do have a set of tools that allow data to be shared between healthcare providers, their pharmacy vendors, and with a personal healthcare records application. We believe we can quickly build and expand from this base with certain acquisitions. Beyond healthcare specific software and systems, we may choose to add a software and systems development business unit. Their clients may include other industries or application areas. We believe that cloud-based computing will continue to be the preferred approach to application development, and that technology developed for one industry may have immediate applicability in other areas including healthcare. If we are able to find a suitable candidate with this broad technology knowledge base, we may add them to our healthcare focused portfolio. In doing so, we will have created a development center to both serve the internal needs of the Company while continuing to serve the needs of other clients both in and out of the health care sector. Using this approach, we would hope to create a profit center, where there would otherwise simply be a captive cost center and would use a portion of their resources for internal needs.

Prior to 2020, our business was focused in the area of software and solutions in the healthcare sector, generally described as the healthcare technology (health-tech) market. Our initial implementation of “SimpleHIPAA”, and “SimpleHIPAA for Vets and Pets”, is intended to include data from pharmacy and prescribers, generated at the time a prescription is written. This information will be embedded inside the application and made available to the end user from both the healthcare provider and from the pharmacy. While providing a starting point for tracking healthcare information for the end user, it also establishes a communications method between the end user, the healthcare provider, and the pharmacy. This communications channel, often thought of as “telemedicine” can allow the end user to provide feedback to the healthcare provider, the pharmacy, or other parties of the end user’s choice. During the fourth quarter of 2019 we installed the solution at our first site and established a reseller agreement with that client so that they can sell the application under their own brand and create a revenue stream for the Company without further investment in cost of sales. This is a non-exclusive arrangement and we may choose to establish similar relationships with other providers in the marketplace in the future. We do not intend to build out a direct sales and marketing team for this product set, rather we intend to license the product to others who will sell and install the products.

Our holding company organization is small, and we intend to endeavor to keep the team small in number so that we are nimble to move to capitalize on opportunities, and to keep our overhead relatively low. We currently have 2 employees and a few consultants and advisors. While we do intend to add additional members to the senior management team in finance, marketing and technology, we do not expect a large-scale organization at the public holding company level in the near term. Further, if we are fortunate enough to find high quality advisors, we believe we will be better able to control the fully weighted cost of public company operations, when compared to a larger, internal staffing approach.

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

Critical Accounting Policies

For the three months ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future period. Our software, systems and consulting operations activities have become our primary focus, along with engagement with our new and potential user base. This change in our operations will have and is expected to continue to have a significant impact on our financial results.

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

For the Three Months ended June 30, 2020 and 2019

Our total operating expenses for the three months ended June 30, 2020 were $626,000.  For the comparable period in 2019, the operating expenses were $226,000.  Operating expenses for the three months ended June 30, 2020 were composed primarily of $201,000 in payroll and payroll taxes, including $40,000 in non-cash compensation;  $130,000 in legal and professional fees; $122,000 in consulting fees, $24,000 in board of director fees; $110,000 in marketing and public relations; and $14,000 in insurance costs. Our total operating expenses for the three months period ended June 30, 2019 were $226,250.   Operating expenses for the three months ended June 30, 2019 were comprised primarily of $104,000 in consulting fees, $40,000 in financial services and audit fees, $29,000 in compensation, $20,000 in travel, and $14,000 of insurance costs.

Grant income was $3,000 for the three months ended June 30, 2020; there was no comparable transaction during the prior period.

Interest expense was $397,000 for the three months ended June 30, 2020, compared to $165,000 for the three months ended June 30, 2019. Interest expense for the three months ended June 30, 2020 consisted of $35,000 accrued on notes payable; $1,000 of interest on a credit card; $284,000 amortization of the discount on convertible notes payable; and $11,000 of excess value of derivative. We also recognized $66,000 of interest expense in connection with a prepayment penalty on a note payable. Interest expense for the three months ended June 30, 2019 consisted of  $138,000 in amortization of the discount on convertible debt; $20,000 of accrued interest; $4,000 of accrued interest to related parties, and $2,000 of interest imputed on related party debt.

During the three months ended June 30, 2020, we recorded a gain on settlement of accounts payable in the amount of $306,000; there was no comparable transaction in the prior period.

During the three months ended June 30, 2020, we recorded a loss on derivative liabilities in the amount of $50,000; there was no comparable transaction in the prior period.

During the three months ended June 30, 2020, we did not recognize any gains or losses on legal settlements, compared to a loss on legal settlement of $27,000 in the prior period.

During the three months ended June 30, 2020, we did not recognize any gains or losses on the conversion of notes payable, compared to a loss on conversion of notes payable of $59,000 in the prior period.

For the three months ended June 30, 2020, the Company had a net loss of $764,000, or a net loss per share, basic and diluted of ($0.01), compared to a net loss of $477,000, or a net loss per share, basic and diluted of ($0.01), for the three months ended June 30, 2019.

For the Six Months ended June 30, 2020 and 2019

Our total operating expenses for the six months ended June 30, 2020 were $1,122,000.  For the comparable period in 2019, the operating expenses were $448,000.  Operating expenses for the six months ended June 30, 2020 were composed primarily of $465,000 in payroll and payroll taxes, including $160,000 in non-cash compensation;  $219,000 in legal and professional fees; $186,000 in consulting fees, $45,000 in board of director fees; $128,000 in marketing and public relations; and $32,000 in insurance costs.

Our total operating expenses for the six months period ended June 30, 2019 comprised primarily of compensation expense of $128,000, consulting fees of $149,000, financial services, legal, and audit fees of $83,000, travel of $29,000, and insurance of $27,000.

Grant income was $3,000 for the six months ended June 30, 2020; there was no comparable transaction during the prior period.

Interest expense was $587,000 for the six months ended June 30, 2020, compared to $325,000 for the six months ended June 30, 2019. Interest expense consisted of $66,000 accrued on notes payable; $2,000 of interest on a credit card; $382,000 amortization of the discount on convertible notes payable; and $47,000 of excess value of derivative. We also recognized $90,000 of interest expense in connection with a prepayment penalty on a note payable. Interest expense for the six months ended June 30, 2019, consisting of $261,000 of amortization of the discount on convertible debt, $37,000 of accrued interest, $5,000 of interest imputed on related party debt, $16,000 of prepayment penalties on notes payable, and $7,000 of interest accrued on related party debt.

During the six months ended June 30, 2020, we recorded a gain on settlement of accounts payable in the amount of $349,000; there was no comparable transaction in the prior period.

During the six months ended June 30, 2020, we recorded a gain on derivative liabilities in the amount of $446,000; there was no comparable transaction in the prior period.

During the six months ended June 30, 2020, we did not recognize any gains or losses on legal settlements, compared to a loss on legal settlement of $27,000 in the prior period.

During the six months ended June 30, 2020, we did not recognize any gains or losses on the conversion of notes payable, compared to a loss on conversion of notes payable of $159,000 in the prior period.

For the six months ended June 30, 2020, the Company had a net loss of $912,000, or a net loss per share, basic and diluted of ($0.01) compared to a net loss of $958,000, or a net loss per share, basic and diluted of ($0.03), for the six months ended June 30, 2019.

Liquidity and Capital Resources

We have financed our operations through the sale of convertible debt and equity securities. As of June 30, 2020, we had a working capital deficit of $2,400,000.

During the six months ending June 30, 2020, the Company had net cash used in operating activities of $826,000.  This consisted of Company’s net loss of $912,000, offset by depreciation expense of $1,000,  derivative expense of $43,000, amortization of discount on notes payable of $386,000, and non-cash compensation in the amount of $159,000; offset by a gain on settlement of accounts payable of $349,000; and gain on revaluation of derivative liabilities of $446,000. The Company’s cash position was also increased by a net change in the components of working capital in the amount of $290,000.

During the six months ending June 30, 2019, the Company had net cash used in operating activities of $304,000.  This consisted of Company’s net loss of $958,000, offset by a loss on conversion of notes payable of $159,000, loss on legal settlement of $27,000, imputed interest expense of $5,000, amortization of the discount on notes payable of $261,000, stock-based compensation in the amount of $43,000, and the net change in the components of working capital in the net amount of $160,000.  The Company had cash provided by financing activities in the amount of $308,000 which consisted of the proceeds of notes payable in the amount of $314,000, less principal payments in the amount of $10,000. There was no cash provided by investing activities during the six months ended June 30, 2019. The following securities are currently in default: the Company’s Series C Debenture, in the principal and accrued interest amounts of $111,000 and $52,000, respectively; and the November 2014 Convertible Debenture (Series D), in the principal and accrued interest amounts of $11,000 and $6,000, respectively.

The Company had cash provided by financing activities in the amount of $760,000, consisting of $931,000 from the issuance of notes payable, offset by principal payments on notes payable in the amount of $171,000.

There were no investing activities during the six months ended June 30, 2020 or 2019.

On May 4, 2020, the Company received a loan in the amount of $460,406 from the United States Small Business Administration under the Payroll Protection Program. Subsequent to June 30, 2020, the Company determined that errors had been made in the application submitted to obtain this loan.  On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan which the Company did not receive.  Bank of America has required that the Company remit such funds back to Bank of America.  The Company is currently in discussions with Bank of America to arrange terms for a repayment plan.

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

Going Concern

The factors discussed above raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recent Developments

On March 3, 2020, the Company announced that it is opening a new business aimed at empowering nurse practitioners to have their own independent primary care clinics in states where full practice authority for nurse practitioners is supported. The business assets that become the new venture were developed by a group of senior healthcare executives who previously brought to scale the business known as Minute Clinic, now a part of CVS. The Company completed the acquisition effective March 3, 2020, and the new venture is formalized through the formation of a subsidiary named The Good Clinic, LLC, and will be based in Minneapolis, Minnesota.

In addition to the new operating entity, the Company has formed Mitesco N.A., LLC, which will house all North American operations and acquisitions. For European acquisitions, the Company has formed Acelerar Healthcare Holdings, LTD., which is based in Dublin, Ireland and will house all European acquisitions.

On April 23, 2020, the Company completed a change of its corporate name from True Nature Holding, Inc. to Mitesco, Inc. The change was approved by FINRA along with a symbol change from “TNTY” to “MITI”. All references to True Nature Holding, Inc. shall mean Mitesco, Inc. and in various locations in this document we have noted Mitesco, Inc. F.K.A. (“formally known as”) True Nature Holding. Inc. The change is the name was for corporate marketing purposes only and there have been no material changes in the Company, its mission, management, structure or legal standing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended June 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended June 30, 2020, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2016, the Company settled this obligation with an agreement to pay $48,500 to NCSE if paid by November 4, 2016, and $75,000 if paid later. On May 15, 2020, the Company entered into a further settlement agreement with NCSE whereby the Company paid $5,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to NCSE. This settlement was recorded during the three months ending June 30, 2020; the Company recognized a gain in the amount of $70,000 on this transaction.

Carlton Fields Jorden Burt, P.A.

This action was filed on May 18, 2017 by a law firm that represented the Company prior to the spin-out of the educational software business in 2016 with the intent of collection past due invoices in the aggregate amount of $241,828.

On May 15, 2020, the Company entered into a settlement agreement with Carlton Fields whereby the Company paid $30,000 in cash for full settlement and release of all obligations. As such the Company has no further obligation to Carlton Fields. This settlement was recorded during the three months ending June 30, 2020; the Company recognized a gain in the amount of $236,319 on this transaction.

ITEM 1A.	RISK FACTORS.

In addition to the risk factors set forth in Part I- Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K”), investors should consider the following risk factors:

Risks Related to our Business

Our business and operations could be  adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations could be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel.

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

On April 8, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 5”) in the aggregate principal amount of $100,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitles the holder to 12% interest per annum and matures on April 8, 2021.  Under the Eagle Equities Note 5, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 5, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company,

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to the Company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1

Certificate of Incorporation of Trunity Holdings, Inc. (n/k/a Mitesco, Inc.) dated January 18, 2012 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2012).

3.2

Certificate of Ownership Merging Brain Tree International, Inc. into Trunity Holdings, Inc. (n/k/a Mitesco, Inc.) dated January 24, 2012 (incorporated by reference to Exhibit 3.3 of the registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

3.3

Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc. (n/k/a Mitesco, Inc.) dated December 9, 2015 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2015).

3.4

Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc. (n/k/a Mitesco, Inc.) dated December 24, 2015 (incorporated by reference to Exhibit 3.1(i) of the registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2016).

3.5

Certificate of Designations, Preferences and Rights of 10% Series X Cumulative Redeemable Perpetual Preferred Stock dated December 31, 2019 (incorporated by reference to Exhibit 3.6 of the registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020).

3.6

Amended and Restated Certificate of Designations, Preferences and Rights of 10% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 2020 (incorporated by reference to Exhibit 3.07 of the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2020).

3.7*	Certificate of Amendment of Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.

4.1

12% Convertible Redeemable Promissory Note, dated April 8, 2020, with Eagle Equities, Inc. (incorporated by reference to Exhibit 4.01 of the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.2

Securities Purchase Agreement dated April 8, 2020, with Eagle Equities, Inc. (incorporated by reference to Exhibit 4.02 of the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.1

Promissory Note between Mitesco, Inc. and Bank of America dated April 25, 2020 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2020).

10.2

Advisor Agreement between Mitesco, Inc. and Michael Loiacono dated July 8, 2020 (incorporated by reference to Exhibit 10.01 of the registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2020).

10.3

Board of Directors Advisory Agreement between Mitesco, Inc. and Faraz Paqvi dated June 1, 2020 (incorporated by reference to Exhibit 5.01 of the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2020).

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

MITESCO, INC.

Dated: August 14, 2020	By:	/s/ Larry Diamond
Chief Executive Officer and
Interim Chief Financial Officer