Form 10-Q
period 2020-09-30
Mitesco, Inc.
filed 2020-11-13
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

As of November 11, 2020, there were 136,209,054 shares of the registrant’s common stock, $0.01 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITESCO, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,660	$83,245
Prepaid expenses	3,784	9,721
Total current assets	105,444	92,966

Fixed assets, net of accumulated depreciation of $786 and $0	6,675	7,854

Total Assets	$112,119	$100,820

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' (EQUITY)
Current liabilities
Accounts payable and accrued liabilities	501,312	648,714
Accrued interest	135,529	82,870
Derivative liabilities	1,124,852	1,488,423
Convertible notes payable, net of discount of $864,964 and $646,888	225,836	77,112
Convertible note payable, in default	122,166	122,166
SBA Loan Payable	460,406	-
Other current liabilities	94,402	-
Preferred stock dividends payable	56,143	-
Total current liabilities	2,720,646	2,419,285

Total Liabilities	$2,720,646	$2,419,285

Commitments and contingencies	-	-

Stockholders' (equity)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 27,324 shares designated Series X:
Preferred stock, Series A, $0.01 par value, 4,800 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	48	-
Preferred stock, Series X, $0.01 par value, 26,227 shares issued and outstanding as of September 30, 2020 and December 31, 2019	262	262
Common stock, $0.01 par value, 500,000,000 shares authorized, 121,452,914 and 81,268,443 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,214,529	812,684
Additional paid-in capital	9,664,232	8,407,977
Stock payable	37,186	37,186
Accumulated deficit	(13,524,784)	(11,576,574)
Total (deficiency in) stockholders' (equity)	(2,608,527)	(2,318,465)

Total liabilities and stockholders' (equity)	$112,119	$100,820

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	607,704	433,322	1,730,036	880,823

Total operating expenses	607,704	433,322	1,730,036	880,823

Net Operating Loss	(607,704)	(433,322)	(1,730,036)	(880,823)

Other income (expense):
Grant income	-	-	3,000	-
Interest expense	(537,184)	(832,417)	(1,124,219)	(1,157,318)
Gain on settlement of accounts payable	49,351	50,366	397,962	50,366
Gain on settlement of accrued salary	6,988	-	6,988	-
(Loss) Gain on derivative liabilities	51,940	(69,611)	498,095	(69,611)
Loss on legal settlement	-	-		(26,924)
Loss on conversion of notes	-	(2,799)	-	(161,458)
Total other expense	(428,905)	(854,461)	(218,174)	(1,364,945)

Loss before provision for income taxes	(1,036,609)	(1,287,783)	(1,948,210)	(2,245,768)

Provision for income taxes	-	-	-	-

Net loss	$(1,036,609)	$(1,287,783)	$(1,948,210)	$(2,245,768)

Preferred stock dividend	(19,392)	-	(56,143)	-

Net loss available to common shareholders	$(1,056,001)	$(1,287,783)	$(2,004,353)	$(2,245,768)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average shares outstanding - basic and diluted	100,262,378	43,360,914	94,154,754	36,446,415

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Equity)

FOR THE THREE MONTHS ENDED SEPTEMBER 30

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, June 30, 2019	-	-	-	-	39,077,529	390,774	6,370,513	37,186	(8,649,297)	(1,850,824)
Stock issued to employees subject to vesting	-	-	-	-	1,975,000	19,750	(7,520)	-	-	12,230
Stock issued for conversion of notes payable	-	-	-	-	9,115,933	91,160	111,601	-	-	202,761
Shares issued for legal settlement	-	-	-	-	-	-	-	-	-	-
Discount on notes payable due to conversion feature	-	-	-	-	-	-	-	-	-	-
Vesting of shares issued to employees	-	-	-	-	-	-	104,465	-	-	104,465
Settlement of derivative liabilities							203,730			203,730
Cancellation					(300,000)	(3,000)	3,000			-
Imputed interest	-	-	-	-	-	-	2,250	-	-	2,250
Net loss for the period	-	-	-	-	-	-	-	-	(1,287,783)	(1,287,783)
Balance, September 30, 2019 (unaudited)	-	-	-	-	49,868,462	$498,684	$6,783,329	$37,186	$(9,937,080)	$(2,617,881)

Balance, June 30, 2020	4,800	$48	26,227	$262	98,796,144	$987,962	$9,058,332	$37,186	$(12,488,175)	$(2,404,385)
Vesting of common stock issued to employees	-	-	-	-	-	-	7,792	-	-	7,792
Vesting of stock options issued to employees	-	-	-	-	-	-	91,647	-	-	91,647
Common stock issued for services	-	-	-	-	386,985	3,869	17,787	-	-	21,656
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	-	-
Common stock issued in warrant settlement agreement	-	-	-	-	-	-	-	-	-	-
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	22,269,785	222,698	508,066	-	-	730,764
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	(19,392)	-	-	(19,392)
Loss for the period ended September 30, 2020	-	-	-	-	-	-	-	-	(1,036,609)	(1,036,609)
Balance, September 30, 2020 (unaudited)	4,800	$48	26,227	$262	121,452,914	$1,214,529	$9,664,232	$37,186	$(13,524,784)	$(2,608,527)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2018	-	-	-	-	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)
Stock issued for services	-	-	-	-	200,000	2,000	15,480	-	-	17,480
Stock issued to employees subject to vesting	-	-	-	-	2,975,000	29,750	(17,520)	-	-	12,230
Stock issued for conversion of notes payable	-	-	-	-	14,394,002	143,940	414,230	-	-	558,170
Stock issued for legal settlement	-	-	-	-	1,401,224	14,012	87,016	-	-	101,028
Discount on notes payable due to conversion feature	-	-	-	-	-	-	223,087	-	-	223,087
Settlement of derivative liabilities							203,730			203,730
Discount on notes payable due to warrants	-	-	-	-	-	-	34,500	-	-	34,500
Cancellation of shares	-	-	-	-	(700,000)	(7,000)	7,000	-	-	-
Vesting of shares issued to employees	-	-	-	-	-	-	124,848	-	-	124,848
Imputed interest	-	-	-	-	-	-	6,750	-	-	6,750
Net loss for the period	-	-	-	-	-	-	-	-	(2,245,768)	(2,245,768)
Balance, September 30, 2019 (unaudited)	-	-	-	-	49,868,462	$498,684	$6,783,329	$37,186	$(9,937,080)	$(2,617,881)

Balance, December 31, 2019	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	60,842	-	-	60,842
Vesting of stock options issued to employees	-	-	-	-	-	-	119,227	-	-	119,227
Common stock issued for services	-	-	-	-	586,985	5,869	23,467	-	-	29,336
Settlement of derivative liabilities	-	-	-	-	-	-	528,995	-	-	528,995
Common stock issued in warrant settlement agreement	-	-	-	-	7,999,996	80,000	291	-	-	80,291
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	31,597,490	315,976	508,066	-	-	824,042
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	71,510	-	-	71,558
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	(56,143)	-	-	(56,143)
Loss for the period ended September 30, 2020	-	-	-	-	-	-	-	-	(1,948,210)	(1,948,210)
Balance, September 30, 2020 (unaudited)	4,800	$48	26,227	$262	121,452,914	$1,214,529	$9,664,232	$37,186	$(13,524,784)	$(2,608,527)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,948,210)	$(2,245,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,179	-
Loss on conversion of notes payable to common stock	-	161,458
Loss on legal settlement	-	26,924
Gain on settlement of accounts payable	(397,962)	(50,366)
Gain on conversion of accrued salary	(6,988)	-
Gain on derivative liabilities	(498,095)	69,611
Derivative expense	125,869	460,375
Amortization of discount on notes payable	785,724	603,861
Amortization of loan fees	18,000	-
Share-based compensation	259,307	154,558
Imputed interest	-	6,750

Changes in assets and liabilities:
Prepaid expenses	5,937	2,500
Accounts payable and accrued liabilities	371,972	184,398
Due to related parties	-	150,407
Other current liabilities	1,634	-
Accrued interest	89,642	57,017

Net cash used in operating activities	(1,191,991)	(418,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	1,381,406	428,058
Principal payments on notes payable	(171,000)	(10,236)

Net cash provided by financing activities	1,210,406	417,822

Net increase (decrease) in cash and cash equivalents	18,415	(453)

Cash and cash equivalents at beginning of period	83,245	1,304

Cash and cash equivalents at end of period	$101,660	$851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$2,236
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Par value of shares returned for cancellation	$-	$7,000
Shares issued for debt conversion	$617,000	$363,285
Shares issued for accrued salary conversion	$17,787	$-
Stock issued for legal settlement	$-	$101,028
Discount due to warrants	$-	$34,500
Beneficial conversion feature	$-	$223,087
Debt issued to related party for settlement of accounts payable	$-	$5,000
Settlement of derivative liabilities	$1,020,449	$203,730
Issuance of Series A Preferred Stock to consultants	$71,558	$-
Preferred stock dividends payable	$56,143	$-
Exercise of cashless warrants	$50,986	$-
Derivative discounts	$999,800	$470,000
Accrued interest converted to equity	$36,983	$26,330

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we  restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought  to acquire compounding pharmacy businesses. As a part of the restructuring, we completed a “spin out”  of our former business line. On April 24, 2020, we changed our name to Mitesco, Inc.

During 2020, our operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed The Good Clinic LLC, a Colorado limited liability company for our clinic business. We entered into an agreement with four senior executives from Minute Clinic James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty ( the “Sellers”) with the skills and know-how to assist the Company in the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology in States where full practice authority for nurse practitioners is supported. We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. We valued the 4,800 shares of the Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant.

We plan to open our first The Good Clinic in Minneapolis, MN in the first quarter of 2021.

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

Use of Estimates - The preparation of these unaudited condensed financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. These estimates include the value of stock-based compensation, derivative liabilities. External factors may affect the amount of these estimates and cause actual results to differ from estimated amounts, Future events and their effects cannot be determined with any certainty. Therefore, the determination of estimates requires the exercise of judgment.

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

The following assumptions were used for the valuation of the Series A Preferred Stock as of March 2, 2020:

An Option Pricing Methodology (“OPM”) was utilized to allocate the enterprise value to the various equity linked instruments. The assumptions utilized in the OPM included a term of 5 years as the term for liquidity, a corresponding risk–free rate based on the term, 10% dividends, and a volatility based on the remaining term (based on comparable company volatility analysis):

Market Cap (fully diluted basis)	3,749,829
Volatility (12 Months)	78.6%
Years to Liquidity	5.00
Continuous Risk Free Rate	0.88%
Stock Price	$0.0419

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

The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the three months ended September 30, 2020:

- The stock prices of $0.0296 to $0.079 in these periods would fluctuate with the Company projected volatility;

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note or warrant ranged from 135.6% through 198.5% at derivative treatment, issuance, conversion, exercise, and quarters ends. The Company continues to trade with high volatility;

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

- A reset event would adjust the Notes conversion price triggered by either a capital raise; stock issuance; settlement; or conversion/exercise (a reset occurred in this period on 11/7/19 – Auctus Conversion triggered a reset to $0.00858). The reset events are projected to occur annually starting 3 months following the date of valuation 9/30/20.

- For the variable rate Notes (39% or 45% discount), the Holder would convert with effective discount rates of 50.28% to 55.17% (based on the lookback terms).

- The Company would redeem the notes at maturity if the conversion value was less than the payment with penalties. For the majority of the notes during the period redemption is projected 0% of the time, increasing 0% per month to a maximum of 0%.

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

Stockholders’ Equity-Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange. Common stock share and per share amounts in these financial statements have been adjusted for the effects of a 1 for 101 reverse stock split that occurred in January of 2016.

Per Share Data-Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

The Company excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2020, there were 9,767,879 options and 63,188,385 shares issuable in connection with convertible debt excluded from calculation of diluted net loss; as of September 30, 2019, the Company had outstanding 1,425,000 warrants, 67,879 options, and 36,135,065 shares issuable in connection with convertible debt which were excluded from the calculation of diluted net loss. The Company, at its discretion, may satisfy the accrued interest on its Series A and Series X Preferred Stock via the issuance of shares of common stock; at September 30, 2020 and December 31, 2019, there were 1,731,740 and 0 shares, respectively, potentially issuable in connection with such issuance.

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

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment. The carrying amount of cash, prepaid assets, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. Because cash and cash equivalents are readily liquidated, management classifies these values as Level 1. The fair value of the derivative liabilities approximate their book value as the instruments are short-term in nature and contain market rates of interest. Because there is no ready market or observable transactions, management classifies the derivative liabilities as Level 3.

Recently Issued Accounting Standards-There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 3 – Financial Condition and Going Concern

As of September 30, 2020, the Company had cash of $101,660, current liabilities of $2,720,646, and has incurred a loss from operations. The Company’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company intends to: a)  develop and own primary care clinics operated by nurse practitioners, b) develop and acquire telemedical technologies, and c) other healthcare related opportunities both domestically and on an international basis. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and submitted an application on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020 the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of $460,406, and the Company received the full amount of the loan proceeds on May 4, 2020.

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when no such loan had been received. Bank of America has requested that the Company remit the funds  received back to Bank of America. The Company is currently working with Bank of America on a repayment plan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

During management's review of the loan application after the loan had been disbursed to the Company, it was determined that the information provided by its former President and COO in the application was not representative of the Company’s situation. After consulting with legal counsel and conferring with the Board of Directors, the Board of Directors, in executive session, voted to remove the Company’s former President and Chief Operating Officer (“COO”)  from its Board of Directors, and all operating roles due to the inaccuracy of the loan application. Subsequent to that decision, the former President & COO submitted a resignation from all positions with the Company, which was accepted by the Board and management.

In August 2020, the former President and COO filed a complaint alleging discrimination under certain provisions of the anti-discrimination laws of that state. The Company believes that the action is without merit and it intends to vigorously defend itself. The Company does not believe it the action will have a material impact on the Company.

We have had some impact on our operations as a result of the effect of the pandemic, primarily with accessibility to staffing, consultants and in the capital markets, and we are adjusting as needed within our available resources. The Company will continue to assess the effect of the pandemic on its operations. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of possible business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its securities.

Note 4 – Related Party Transactions

Related party transactions for the nine months ended September 30, 2020 were as follows:

On February 27, 2020, the Company agreed to issue 1,000,000 ten-year options to its two non-management directors (a total of 2,000,000 options). These options have a fair value at issuance of $39,162 per director (a total of $78,324), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model.  During the nine- months ended September 30, 2020, the amount of $12,876 was charged to operations in connection with each 1,000,000-option grant (a total of $25,7522 for all 2,000,000 options).

On March 2, 2020, the Company agreed to issue 1,500,000 ten-year options to each of its Chief Executive Officer, its President, and a consultant (a total of 4,500,000 options). These options had a fair value at issuance of $58,743 per individual (a total of $176,229), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. Julie Smith, the Company’s former President, Chief Operating Officer, and a Board member resigned effective June 30, 2020; the 1,500,000 options that the Company agreed to issue to Ms. Smith were cancelled; a total of $1,632 was charged to operations representing the fair value of these options through Ms. Smith’s resignation date. During the nine months ended September 30, 2020, the amount of $39,432 was charged to operations in connection with each of the remaining 1,500,000 option grants (a total of $78,864 for all 3,000,000 remaining options).

On June 1, 2020, the Company agreed to issue 1,000,000 ten-year options to a non-management director. These options have a fair value of $28,460, an exercise price of $0.03 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. During the nine months ended September 30, 2020, the amount of $9,487 was charged to operations in connection these options.

On August 1, 2020, the Company agreed to issue 1,000,000 ten-year options to a non-management director. These options have a fair value of $56,037, an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. During the nine months ended September 30, 2020, the amount of $11,595 was charged to operations in connection these options.

During the nine months ended September 30, 2020, the Company charged the amount of $69,342 to operations in connection with the vesting of restricted common stock as follows: $27,196 for shares issued to management; $26,511  for shares issued to board members; and $15,635 related to shares issued to an employee. Julie Smith, our former President, Chief Operating Officer, and a Board member, resigned effective June 30, 2020; at the time of her resignation, a total of 1,000,000 shares of the Company’s common stock issued to Ms. Smith for compensation as a board member were vested, and remain outstanding; an additional 250,000 shares of common stock issued to Ms. Smith for compensation as an officer were vested, and also remain outstanding; 750,000 shares of common stock to be issued to Ms. Smith for compensation as an officer had not vested, and these shares were cancelled.

During the nine months ended September 30, 2020, the Company accrued dividends on its Series X Preferred stock in the total amount of $49,176. Of this amount, a total of $9,750 was payable to officers and directors,$23,443 was payable to a related party shareholder, and $15,983 was payable to non-related parties.

Related party transactions for the nine months ended September 30, 2019 were as follows:

On March 11, 2019, the Company issued 100,000 shares of common stock to its President as compensation and charged the fair value in the amount of $8,740 to operations.

On March 11, 2019, the Company issued 100,000 shares of common stock to a board member as compensation and charged the fair value in the amount of $8,740 to operations.

On July 29, 2019, the Company cancelled 300,000 shares of common stock previously issued to its former President. The par value of these shares in the amount of $3,000 was charged to paid-in capital during the three months ended September 30, 2019.

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

At September 30, 2019, the Company has the following amounts due to related parties:

-	Due to shareholders for consulting services, accounts payable paid on behalf of the Company, and accrued interest: $169,355

-	Note payable in the amount of $75,000 related to reclassification of accounts payable (see note 5, “July 2017 Note”)

-	Note payable in the amounts of $65,000 related to consulting services provided (see note 5, “Consulting Services Note”)

-	Note payable in the amounts of $58,000 related to accounts payable paid on behalf of the Company (see note 5, “Trade Payables Note”)

Note 5 – Debt

August 2014 Series C Convertible Debenture

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Convertible Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations.  The Series C Debenture is currently in default. Details of activity for the three months ended September 30, 2020 are presented in Notes Payable Table 1, below.

November 2014 Series D Convertible Debenture

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series D Debenture is currently in default. Details of activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

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

Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense.  On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860.  In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. Details of activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

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

During the nine months ended September 30, 2020, the Company made a cash payment in the amount of $74,195 on the Power Up Note 11 which fully satisfied this obligation. This amount consisted of $45,000 of principal, $2,680 of accrued interest, and $23,815 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 11 at the time of payment, and recorded a gain on revaluation in the amount of $35,420. The Company credited the fair value of the derivative liability at the time of payment in the amount of $21,266 to additional paid-in capital. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below. This obligation has been fully satisfied and the Company has no further requirements related to this matter.

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

During the three months ended September 30, 2020, the Company made a cash payment in the amount of $84,231 on the Power Up Note 12 which fully satisfied this obligation. This amount consisted of $53,000 of principal, $3,312 of accrued interest, and $27,919 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 12 at the time of payment, and recorded a gain on revaluation in the amount of $4,247. The Company credited the fair value of the derivative liability at the time of payment in the amount of $62,569 to additional paid-in capital. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below. This obligation has been fully satisfied and the Company has no further requirements related to this matter.

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

During the three months ended June 30, 2020, the Company made a cash payment in the amount of $115,980 on the Power Up Note 13 which fully satisfied this obligation. This amount consisted of $73,000 of principal, $4,728 of accrued interest, and $38,252 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 13 at the time of payment, and recorded a gain on revaluation in the amount of $4,882. The Company credited the fair value of the derivative liability at the time of payment in the amount of $86,380 to additional paid-in capital. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below. This obligation has been fully satisfied and the Company has no further requirements related to this matter.

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

During the nine months ended September 30, 2020, the holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock; on July 9, 2020, principal of $45,000 and accrued interest of $3,405 were converted at a price of $0.01518 per share into 3,188,735 shares of common stock; on July 17, 2020, principal of $50,000 and accrued interest of $3,917 were converted at a price of $0.01572 per share into 3,429,814 shares of common stock; and on July 30, 2020, principal of $45,000 and accrued interest of $3,720 were converted at a price of $0.021 per share into 2,320,000 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement. Details of activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below. This obligation has been fully satisfied and the Company has no further requirements related to this matter.

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

During the nine months ended September 30, 2020, the holder of the Eagle Equities Note 2 converted the following amounts of principal and accrued interest to common stock: On August 20, 2020, principal of $56,000 and accrued interest of $4,573 were converted at a price of $0.01896 per share into 3,194,796 shares of common stock; On September 1, 2020, principal of $50,000 and accrued interest of $4,283 were converted at a price of $0.01806 per share into 3,005,721 shares of common stock; On September 9, 2020, principal of $50,000 and accrued interest of $4,417 were converted at a price of $0.0153 per share into 3,556,645 shares of common stock; and on September 25, 2020, principal of $50,000 and accrued interest of $4,683 were converted at a price of $0.0153 per share into 3,574,074 shares of common stock. Details of activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below. This obligation has been fully satisfied and the Company has no further requirements related to this matter.

Eagle Equities Note 3

On January 24, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 3”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 3 entitles the holder to 12% interest per annum and matures on January 24, 2021.  Under the Eagle Equities Note 3, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 3 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 3, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 3 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 3 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 3, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 3, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $272,412 existed in connection with the variable rate conversion feature of the Eagle Equities Note 3. $250,000 of this amount was charged to discount on the Eagle Equities Note 3, and $22,412 was charged to interest expense. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 4

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 4”) in the aggregate principal amount of $129,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitles the holder to 12% interest per annum and matures on March 10, 2021.  Under the Eagle Equities Note 4, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 4 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 4, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 4 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 4 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 4, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 4, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $139,021 existed in connection with the variable rate conversion feature of the Eagle Equities Note 4. $125,000 of this amount was charged to discount on the Eagle Equities Note 4, and $14,021 was charged to interest expense. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below. As of the November 5, 2020, the remaining principal balance on this note was $156,000 and accrued interest was $14,643.

Eagle Equities Note 5

On April 8, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 5”) in the aggregate principal amount of $100,000 and an original issue discount of $4,000. The Eagle Equities Note 5 entitles the holder to 12% interest per annum and matures on April 8, 2021.  Under the Eagle Equities Note 5, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 5 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 5, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 5 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 5 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 5, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 5, there shall be no further right of prepayment. During the three months ended June 30, 2020, the Company determined that a derivative liability in the amount of $106,576 existed in connection with the variable rate conversion feature of the Eagle Equities Note 5. $100,000 of this amount was charged to discount on the Eagle Equities Note 5, and $6,576 was charged to interest expense. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 6

On July 1, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 6”) in the aggregate principal amount of $200,200 with an original issue discount of $18,200. The amount received was also net of fees in the amount of $7,000, which were charged to interest expense during the period. The Eagle Equities Note 6 entitles the holder to 12% interest per annum and matures on July 1, 2021.  Under the Eagle Equities Note 6, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 6, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 6 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 6 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 6, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 6, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $218,148 existed in connection with the variable rate conversion feature of the Eagle Equities Note 6. $200,200 of this amount was charged to discount on the Eagle Equities Note 6, and $17,948 was charged to interest expense. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 7

On August 20, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 7”) in the aggregate principal amount of $200,200 with an original issue discount of $18,200. The amount received was also net of fees in the amount of $7,000, which were charged to interest expense during the period. The Eagle Equities Note 7 entitles the holder to 12% interest per annum and matures on August 20, 2021.  Under the Eagle Equities Note 7, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 7, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 7 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 7 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 7, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 7, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $215,403 existed in connection with the variable rate conversion feature of the Eagle Equities Note 7. $200,200 of this amount was charged to discount on the Eagle Equities Note 7, and $15,203 was charged to interest expense. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 8

On September 30, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 8”) in the aggregate principal amount of $114,400 with an original issue discount of $10,400. The amount received was also net of fees in the amount of $4,000, which were charged to interest expense during the period. The Eagle Equities Note 8 entitles the holder to 12% interest per annum and matures on September 30, 2021.  Under the Eagle Equities Note 8, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 8 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 8, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 8 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 8 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 8, then such redemption premium is 116%; if such prepayment is made from the sixty first 61st to the 90th day after issuance, then such redemption premium is 122%; and if such prepayment is made from the 91st to the 120th day after issuance, then such redemption premium is 128%; and if such prepayment is made from the 121st to the 150th day after issuance, then such redemption premium is 134%; and if such prepayment is made from the 151st to the 180th day after issuance, then such redemption premium is 140%. After the 180th day following the issuance of the Eagle Equities Note 8, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $117,309 existed in connection with the variable rate conversion feature of the Eagle Equities Note 8. $114,400 of this amount was charged to discount on the Eagle Equities Note 8, and $2,909 was charged to interest expense. Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

PPP Loan

On May 4, 2020, the Company received loan proceeds from Bank of America in the amount of $460,406 under the Paycheck Protection Program (the “PPP Loan”).

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when the Company never applied for or received  such a loan.   Bank of America has requested that the Company return  the funds it received back to Bank of America. The Company is currently negotiating a repayment plan with Bank of America. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

Details of additional activity for the three and nine months ended September 30, 2020 are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

					Interest	Amortization	Interest	Amortization
					Expense	of Discount	Expense	of Discount
					3 months	3 months	9 months	9 months	Discount
	Principal Balance		Accrued Interest		ended	ended	ended	ended	Balance
	9/30/2020	12/31/2019	9/30/2020	12/31/2019	9/30/2020	9/30/2020	9/30/2020	9/30/2020	9/30/2020
Series C Convertible Debenture	$110,833	$110,833	$66,029	$57,709	$2,794	$-	$8,320	$-	$-

Series D Convertible Debenture	11,333	11,333	8,047	7,026	343	-	1,021	-	-

Convertible Note A	41,000	41,000	10,795	7,101	1,240	-	3,694	-	-

Power Up Note 11	-	45,000	-	1,805	-	-	875	38,498	-

Power Up Note 12	-	53,000	-	1,499	-	-	1,813	46,014	-

Power Up Note 13	-	73,000	-	1,488	-	-	3,240	66,554	-

Eagle Equity Note 1	-	256,000	-	3,367	781	109,019	15,735	248,215	-

Eagle Equity Note 2*	50,000	256,000	4,538	1,010	6,166	181,521	21,484	221,800	25,807

Eagle Equity Note 3**	256,000	-	21,041	-	7,743	45,409	21,041	71,312	184,688

Eagle Equity Note 4	129,000	-	8,652	-	3,902	18,083	8,652	33,883	95,117

Eagle Equity Note 5	100,000	-	5,754	-	3,025	11,149	5,754	25,080	78,920

Eagle Equity Note 6	200,200	-	6,057	-	6,057	25,932	6,057	25,932	174,268

Eagle Equity Note 7	200,200	-	2,699	-	2,699	8,123	2,699	8,123	192,077

Eagle Equity Note 8	114,400	-	38	-	38	313	38	313	114,087

PPP Loan	460,406	-	1,879	-	1,160	-	1,879	-	-

Other	-	-	-	1,865	-	-	-	-	-

Total	$1,673,372	$846,166	$135,529	$82,870	$35,948	$399,549	$102,305	$785,724	$864,964

* Subsequent to September 30, 2020, $50,000 of principal and $4,867 of accrued interest of this note were converted to a total of 3,586,057 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

** Subsequent to September 30, 2020, $133,000 of principal and $12,146 of accrued interest of this note were converted to a total of 11,170,083 shares of the Company’s common stock.

The total amount of notes payable at September 30, 2020 and December 31, 2019 is presented in Notes Payable Table 2 below:

Notes Payable Table 2:

	September 30, 2020	December 31, 2019
Total notes payable	$1,673,372	$846,166
Less: Discount	(864,964)	(646,888)
Notes payable - net of discount	$808,408	$199,278

Current Portion, net of discount	$808,408	$199,278
Long-term portion, net of discount	$-	$-

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

Derivative liability activity for the year ended December 31, 2019 and the nine months ended September 30, 2020 is summarized in the table below:

December 31, 2018	$-
Conversion features issued	1,472,320
Warrants issued	187,968
Settled upon conversion or exercise	(689,469)
Settled upon payment of note	(191,827)
Loss on revaluation	709,431
December 31, 2019	$1,488,423

Conversion features issued	1,068,870
Settled upon conversion or exercise	(1,020,450)
Settled upon payment of note	(148,949)
Gain on revaluation	(263,042)
September 30, 2020	$1,124,852

Note 7 – Stockholders’ (Equity)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 121,452,914 and 81,268,443 shares were issued and outstanding at September 30, 2020 and December 31, 2019, respectively.

Common Stock Transactions During the Nine Months Ended September 30, 2020

On May 27, 2020, the Company issued 2,901,440 shares of common stock for the cashless exercise of warrants. These warrants were issued pursuant to a settlement agreement with a note holder regarding the effective price of warrants issued with regard to a variable conversion price feature which resulted in the issuance of 1,011,967 more shares than would have been issued prior to the settlement agreement. The Company recorded a loss in the amount of $24,894 on this transaction based upon the additional shares issued at the market price of the Company’s common stock.

The holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock; on July 9, 2020, principal of $45,000 and accrued interest of $3,405 were converted at a price of $0.01518 per share into 3,188,735 shares of common stock; on July 17, 2020, principal of $50,000 and accrued interest of $3,917 were converted at a price of $0.01572 per share into 3,429,814 shares of common stock; and on July 30, 2020, principal of $45,000 and accrued interest of $3,720 were converted at a price of $0.021 per share into 2,320,000 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement.

The holder of the Eagle Equities Note 2 converted the following amounts of principal and accrued interest to common stock: On August 20, 2020, principal of $56,000 and accrued interest of $4,573 were converted at a price of $0.01896 per share into 3,194,796 shares of common stock; On September 1, 2020, principal of $50,000 and accrued interest of $4,283 were converted at a price of $0.01806 per share into 3,005,721 shares of common stock; On September 9, 2020, principal of $50,000 and accrued interest of $4,417 were converted at a price of $0.0153 per share into 3,556,645 shares of common stock; and on September 25, 2020, principal of $50,000 and accrued interest of $4,683 were converted at a price of $0.0153 per share into 3,574,074 shares of common stock.

On January 2, 2020, the Company issued 200,000 restricted shares of the Company’s common stock at valued $7,680 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

The Company charged the amount of $69,342 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $128,714 to operations in connection with the vesting of options granted to officers, board members and employees.

On March 2, 2020, the Company entered into agreements to issue 500,000 options to each of four consultants (a total of 2,000,000 options).  The options have a fair value of $20,930 per consultant (a total of $83,720).  These agreements will become effective April 6, 2020, at which time the Company will begin to charge the value of these options to operations. The Company valued these options using the Black-Scholes valuation model.

The Company entered into agreements with two note holders regarding the exercise price of warrants held by the note holders. These agreements resulted in the following: (i) on January 29, 2020, the Company issued 1,000,000 shares of common stock, and the note holders  agreed to cancel 2,769,482 warrants; the Company recorded a gain in the amount of $77,652 on this transaction; (ii) on February 19, 2020, the Company issued 4,098,556 shares of common stock for the exercise of 4,480,938 warrants in a cashless transaction; the Company recorded a gain in the amount of $259,947 on this transaction, which is included in gain on derivative liabilities.

On August 27, 2020, the Company issued 386,985 shares of common stock at a price of $0.034 per share to an ex-employee for accrued compensation. A gain in the amount of $6,988 was recognized on this transaction.

Common Stock Transactions During the Nine Months Ended September 30, 2019

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

The Company issued, in twenty-four transactions, a total of 14,394,002 shares in connection with the conversion of notes payable principal, accrued interest and fees in the aggregate amounts of $368.882, $26,330, and $1,500, respectively; a loss in the aggregate amount of $161,458 was recognized on these transactions.

The Company cancelled an aggregate 700,000 shares of common stock issued to former executive officers.

The Company issued 1,401,224 shares of common stock in connection with the settlement of a note payable in the amount of $74,104. The Company recorded a loss in the amount of $26,924 in connection with this transaction.

Preferred Stock

We are authorized to issue:

●

500,000,000 shares of Common Stock of which 121,452,914 shares are outstanding, and 9,917,879 common shares which are issuable upon exercise of warrants and options. We are also obligated to issue Common Stock upon conversion of certain promissory notes of approximately $1.3 million, or $1.5 million if held for an extended period of time. Most have a conversion feature that could allow the holder to convert to Common Stock at a 40% discount to the market price.

●	100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our board of directors. We have designated:

o	27,324 shares as Series X Preferred Stock, and
o	3,000,000 shares as Series A Preferred Stock,

Series A Preferred Stock

We issued 4,800 and 0 shares of our 12% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) as of September 30, 2020 and December 31, 2019, respectively. The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and is not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series A Preferred Stock. The Series A Preferred Stock is not redeemable prior to December 31, 2022. The Series A Preferred Stock will accrue dividends at the rate of 12% on $25.00 per share.

The designation includes, among other terms, that:

■	The Series A Preferred Stock ranks junior to our Series X Preferred Stock;
■

The Series A Preferred Stock has limited voting rights only on matters impacting certain of our securities that are senior to the Series A and in transactions involving mergers or similar transactions that adversely affects and deprives holders of the Series A Preferred Stock;

■

The Series A Preferred Stock is on a parity with all equity securities issued by us with terms specifically providing that those equity securities rank on a parity with the Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up;

■

The Series A Preferred Stock  is junior to all equity securities issued by us with terms specifically providing that those equity securities rank senior to the Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up;

■	The Series A Preferred Stock is effectively junior to all of our existing and future indebtedness;
■	The Series A Preferred Stock will remain outstanding indefinitely unless we decide to redeem or otherwise repurchase it at our option;
■

The Series A Preferred Stock will accrue cumulative cash dividends at the rate of 10% of the $25.00 per share liquidation preference per annum which will accrue if we do not have funds to pay the dividend;

■	We have not yet generated revenues from our current business plan and we do not presently have a reserve to pay dividends that will be due in the future on the Series A Preferred Stock;
■	No dividends will be paid or set apart for payment by us at any time if it would violate the terms of any agreement in which we are a party to or that we may enter into in the future;
■	2,395,200 additional shares of the Series A Preferred Stock may be issued by us without the approval of shareholders;
■	The Series A Preferred Stock may be redeemed by us on or after December 31, 2022, for a cash redemption price of $25.00 per share if certain requirements are met;
■	The Series A Preferred Stock is not convertible into our Common Stock; and
■	If we fail to pay a dividend on the Series A Preferred, holders will not receive additional interest or fees in respect to such dividend.

Series A Preferred Stock Transactions During the Nine Months Ended September 30, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly-formed subsidiary The Good Clinic, LLC. The Company has valued these shares  at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the nine months ended September 30, 2020, the Company accrued dividends in the amount of $6,967 on the Series A Preferred Stock. At September 30, 2020, dividend payable on the Series A Preferred Stock was $6,967. At September 30, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 214,898 shares of common stock based upon the average price of $0.03242 per share for the five day period ended September 30, 2020.

Series X Preferred Stock

The Company has 26,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of September 30, 2020 and December 31, 2019. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company accrued dividends in the amount of $49,176 on the Series X Preferred Stock. At September 30, 2020, dividend payable on the Series X Preferred Stock was $49,176. At September 30, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 1,516,841 shares of common stock based upon the average price of $0.03242 per share for the five day period ended September 30, 2020.

Stock Options

The following table summarizes the options outstanding at September 30, 2020 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03	1,250,000	9.67	$0.03	250,000	$0.03
$0.05	7,450,000	9.44	$0.05	983,334	$0.05
$0.06	1,000,000	9.84	$0.06	-	$-
$21.40	67,879	2.41	$21.40	67,879	$1.16
	9,767,879	9.46	$0.20	1,301,213	$1.16

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2018	67,879	$21.40
Granted	-	-
Cancelled	-	-

Outstanding at December 31, 2019	67,879	$21.40

Granted	11,200,000	$0.05
Cancelled	(1,500,000)	0.05
Outstanding at September 30, 2020	9,767,879	$0.20

Exercisable at September 30, 2020	1,301,213	$1.16

At September 30, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $253,582.

The Company valued warrants and stock options during the nine months ended September 30, 2020 and 2019 using the Black-Scholes valuation model utilizing the following variables:

	September 30,	September 30,
	2020	2019
Volatility	201.9% to 209.6%	228.0% to 229.4%
Dividends	$-	$-
Risk-free interest rates	0.55% to 1.30%	1.75% to 2.53%
Term (years)	6.0 to 10.00	5.00

Warrants

The following table summarizes the warrants outstanding at September 30, 2020 and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2018	1,167,653	$2.18

Granted	400,000	$0.00858
Additional warrants due to trigger of ratchet feature	6,659,382	$0.00858
Exercised – cashless conversion	(3,514,900)	$0.00858
Forfeited	(2,769,482)	$0.00858
Expired	(142,653)	17.42
Outstanding at December 31, 2019	1,800,000	$0.00858

Granted	6,582,382	$0.00858
Exercised	(8,382,382)	$0.0561
Outstanding at September 30, 2020	-	$-

Note 8 – Commitments and Contingencies

Legal

There are no pending or anticipated legal actions at this time except as noted below in “Other”.

Other

During management's review of the Company’s recent PPP loan application after the loan had been disbursed to the Company, it was determined that the information provided by Ms. Julie R. Smith, the Company’s former President and COO, was not representative of the Company’s situation. After consulting with legal counsel, the Board of Directors voted to remove Ms. Smith from its Board of Directors, and all other capacities due to the misstatements she made in  the loan application. Subsequent to that decision, effective July 1, 2020, Ms. Smith submitted a resignation from all positions with the Company, which was accepted by the Board and management. Ms. Smith subsequently retained counsel and has indicated her intent to file an administrative charge of discrimination in Colorado under certain provisions of the anti-discrimination laws of that state.

On August 18, 2020, the Company received formal notice that a complaint has been filed with the Colorado Civil Rights Division by Ms. Smith naming the Company as the Respondent. The Company believes the claims are frivolous  and intends to vigorously defend against the allegations.

Note 9 – Subsequent Events

Lease Agreement

Effective October 19, 2020, the Company entered into an agreement to lease approximately 3,038 square feet of retail space from LMC NE Minneapolis Holdings, Inc. for purposes of operating its first medical clinic (the “LMC Lease”).   The lease has an initial term of 90 months at the following rates:  Months 1 to 24 - $5,317 per month; months 25 to 36 - $5,443 per month; months 37 to 48 - $5,570 per month; months 49 to 60 - $5,696 per month; months 61 to 72 - $5,823 per month; months 73 to 90 - $5,949 per month.  The LMC Lease also provides the Company with renewal options for months 91 through 150.

Convertible Note Agreement

On October 29, 2020, the Company entered into a convertible redeemable note agreement with Eagle Equities, LLC in the amount of $114,400 (the “Eagle Equities Note 9). The Eagle Equities Note 9 bears interest at the rate of 12% per annum, is convertible into the Company’s common stock at any time after 180 days from the date of the note, and is due October 29, 2021.

Common Stock Issued for Conversion of Notes Payable

On October 6, 2020, the Company issued 3,586,057 shares of common stock at a price of $0.0153 per share pursuant to the conversion of $50,000 of principal and $4,867 of accrued interest in Eagle Equities Note 2.

On October 15, 2020, the Company issued 3,471,690 shares of common stock at a price of $0.01566 per share pursuant to the conversion of $50,000 of principal and $4,367 of accrued interest in Eagle Equities Note 3.

On October 29, 2020, the Company issued 4,439,024 shares of common stock at a price of $0.0123 per share pursuant to the conversion of $50,000 of principal and $4,600 of accrued interest in Eagle Equities Note 3.

On November 11, 2020, the Company issued 3,259,369 shares of common stock at a price of $0.0111 per share pursuant to the conversion of $33,000 of principal and $3,179 of accrued interest in Eagle Equities Note 3.

Amendment of Bylaws

On November 10, the Company amended its bylaws to increase the number of members of its Board of Directors to up to 10 members and eliminate cumulative voting for the election of directors.

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

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations  and  acquired Newco4pharmacy, LLC, a development stage company seeking to acquire compounding pharmacy businesses. As a part of such restructuring, we completed a “spin out” transaction of our former business. On April 24, 2020, we changed our name to Mitesco, Inc.

During 2020, our operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed The Good Clinic LLC, a Colorado limited liability company for our clinic business. We entered into an agreement with four senior executives from Minute Clinic James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty ( the “Sellers”) with the skills and know-how to assist the Company in the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology in States where full practice authority for nurse practitioners is supported. We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. We valued the 4,800 shares of the Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant.

At September 30, 2020 and November 2, 2020, we had cash on hand for our operations of $101,660 and $104,725. We will seek to fund our operations by offering debt and equity securities.

All of our future plans are contingent on recruiting sufficient capital to provide for both our public company overhead, and to fund the acquisitions and growth needs of the target acquisitions. If we are unsuccessful in our funding efforts, the plans may stall, and even the limited overhead of the Company may require reductions.

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

Critical Accounting Policies

For the three months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

For the Three Months ended September 30, 2020 and 2019

Our total operating expenses for the three months ended September 30, 2020 were $608,000.  For the comparable period in 2019, the operating expenses were $433,000.  Operating expenses for the three months ended September 30, 2020 were composed primarily of $183,000 in payroll and payroll taxes, including $99,000 in non-cash compensation;  $139,000 in legal and professional fees; $123,000 in consulting fees, $40,000 in board of director fees; $81,000 in marketing and public relations; 31,000 in office and facilities costs; and $10,000 in insurance costs. Operating expenses for the three months ended September 30, 2019 were comprised primarily of $237,000 in payroll, including $112,000 in non-cash compensation; $135,000 in consulting fees, $30,000 in legal and professional fees; $7,000 in office and facilities costs; $5,000 in marketing and public relations; $17,000 in travel; and $2,000 of insurance costs.

Interest expense was $537,000 for the three months ended September 30, 2020, compared to $832,000 for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 consisted of $36,000 accrued on notes payable; $1,000 of interest on a credit card; $399,000 amortization of the discount on convertible notes payable; and $83,000 of excess value of derivative, and $18,000 of financing costs. Interest expense for the three months ended September 30, 2019 consisted of  $344,000 in amortization of the discount on convertible debt; $460,000 of excess value of derivative; $22,000 of accrued interest; $4,000 of accrued interest to related parties, and $2,000 of interest imputed on related party debt.

During the three months ended September 30, 2020, we recorded a gain on settlement of accounts payable in the amount of $49,000, compared to $50,000 in the prior period.

During the three months ended September 30, 2020, we recorded a gain on revaluation of derivative liabilities in the amount of $52,000, compared to a loss on revaluation of derivative liabilities of $69,000 in the prior period.

During the three months ended September 30, 2020, we did not recognize any gains or losses on the conversion of notes payable, compared to a loss on conversion of notes payable of $3,000 in the prior period.

During the three months ended September 30, 2020, we recognized a gain on the conversion of accrued salary in the amount of $7,000; there was no comparable transaction in the prior period.

For the three months ended September 30, 2020, the Company had a net loss of $1,037,000, or a net loss per share, basic and diluted of ($0.01), compared to a net loss of $1,288,000, or a net loss per share, basic and diluted of ($0.03), for the three months ended September 30, 2019.

For the Nine Months ended September 30, 2020 and 2019

Our total operating expenses for the nine months ended September 30, 2020 were $1,730,000.  For the comparable period in 2019, the operating expenses were $881,000.  Operating expenses for the nine months ended September 30, 2020 were composed primarily of $648,000 in payroll and payroll taxes, including $259,000 in non-cash compensation;  $373,000 in legal and professional fees; $309,000 in consulting fees, $85,000 in board of director and advisory board fees; $218,000 in marketing and public relations; $42,000 in insurance costs; $40,000 in office and facilities costs; and $15,000 in travel costs.

Our total operating expenses for the nine months period ended September 30, 2019 comprised primarily of compensation expense of $365,000 in payroll and payroll taxes, including $155,000 of non-cash compensation; consulting fees of $281,000, legal and professional fees of $114,000, travel of $54,000, insurance costs of $28,000; marketing and public relations of $24,000, and office and facilities costs of $15,000.

Grant income was $3,000 for the nine months ended September 30, 2020; there was no comparable transaction during the prior period.

Interest expense was $1,124,000 for the nine months ended September 30, 2020, compared to $1,157,000 for the nine months ended September 30, 2019. Interest expense consisted of $102,000 accrued on notes payable; $3,000 of interest on a credit card; $781,000 amortization of the discount on convertible notes payable; and $130,000 of excess value of derivative, and $18,000 in financing costs. We also recognized $90,000 of interest expense in connection with a prepayment penalty on a note payable. Interest expense for the nine months ended September 30, 2019 consisted of $604,000 of amortization of the discount on convertible debt, $460,000 of excess value of derivative, $56,000 of accrued interest, $3,000 of credit card interest; $7,000 of interest imputed on related party debt, $16,000 of prepayment penalties on notes payable, and $11,000 of interest accrued on related party debt.

During the nine months ended September 30, 2020, we recorded a gain on settlement of accounts payable in the amount of $398,000, compared to a gain on settlement of accounts payable in the amount of $50,000 in the prior period.

During the nine months ended September 30, 2020, we recorded a gain on revaluation of derivative liabilities in the amount of $498,000, compared to a loss on revaluation of derivative liabilities in the amount of $70,000 in the prior period.

During the nine months ended September 30, 2020, we did not recognize any gains or losses on legal settlements, compared to a loss on legal settlement of $27,000 in the prior period.

During the nine months ended September 30, 2020, we did not recognize any gains or losses on the conversion of notes payable, compared to a loss on conversion of notes payable of $161,000 in the prior period.

During the nine months ended September 30, 2020, we recognized a gain on settlement of warrants in the amount of $235,000; there were no comparable transactions in the prior period.

During the three months ended September 30, 2020, we recognized a gain on the conversion of accrued salary in the amount of $7,000; there was no comparable transaction in the prior period.

For the nine months ended September 30, 2020, the Company had a net loss of $1,948,000, or a net loss per share, basic and diluted of ($0.02) compared to a net loss of $2,246,000, or a net loss per share, basic and diluted of ($0.06), for the nine months ended September 30, 2019.

Liquidity and Capital Resources

We have financed our operations through the sale of convertible debt and equity securities. As of September 30, 2020, we had a working capital deficit of $2,615,000.

During the nine months ending September 30, 2020, the Company had net cash used in operating activities of $1,192,000.  This consisted of Company’s net loss of $1,948,000, offset by depreciation expense of $1,000, derivative expense of $126,000, amortization of discount on notes payable of $786,000, amortization of loan fees in the amount of $18,000, and non-cash compensation in the amount of $259,000; and increased  by a gain on settlement of accounts payable of $399,000, gain on revaluation of derivative liabilities of $498,000, and gain on conversion of accrued salary of $7,000. The Company’s cash position was also increased by a net change in the components of working capital in the amount of $470,000. The Company had cash provided by financing activities in the amount of $1,192,000, consisting of proceeds from notes payable in the amount of $1,381,000, offset by principal payments on notes payable in the amount of $171,000.

During the nine months ending September 30, 2019, the Company had net cash used in operating activities of $418,000.  This consisted of Company’s net loss of $2,246,000, offset by a loss on conversion of notes payable of $161,000, loss on legal settlement of $27,000, imputed interest expense of $7,000, amortization of the discount on notes payable of $604,000, stock-based compensation in the amount of $155,000, derivative expense of $460,000, and loss on revaluation of derivative liabilities in the amount of $70,000, offset by a gain on settlement of accounts payable of $50,000. The Company’s cash position was also increased by the net change in the components of working capital in the net amount of $394,000.  The Company had cash provided by financing activities in the amount of $418,000 which consisted of the proceeds of notes payable in the amount of $428,000, less principal payments in the amount of $10,000.

The following securities are currently in default: the Company’s Series C Debenture, in the principal and accrued interest amounts of $111,000 and $66,000, respectively; and the November 2014 Convertible Debenture (Series D), in the principal and accrued interest amounts of $11,000 and $8,000, respectively.

There were no investing activities during the nine months ended September 30, 2020 or 2019.

On May 4, 2020, the Company received a loan in the amount of $460,406 from the United States Small Business Administration under the Payroll Protection Program. Subsequent to June 30, 2020, the Company determined that errors had been made in the application submitted to obtain this loan.  On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan; the Company never applied for and never received an Economic Injury Disaster Loan. Bank of America has required that the Company remit such funds back to Bank of America.  The Company is currently attempting to negotiate repayment of the loan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

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

Recent Developments

On October 19, 2020, we signed a lease with Lennar Corp. for the location of our first The Good Clinic which is expected to open the clinic in the first quarter of 2021 in Minneapolis, MN.

In January 2020, the Company incorporated Mitesco N.A., LLC, for its planned North American operations and Acelerar Healthcare Holdings, LTD., for its planned European operations.

In August of 2020, we engaged a Placement Agent to raise on a best efforts basis up to $25 million from the sale of our securities (the “Offering”). We agreed to pay the  Placement Agent a fee of $5,000, commissions equal to 7% of the aggregate proceeds of the Offering, a 3% non-accountable expense allowance and warrants (“Warrants”) to purchase for an aggregate consideration of $1.00, such amount of Common Stock and Series A Preferred Stock equal to 3% of the aggregate number of shares, respectively, sold in the Offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation regarding the three months ended September 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer who is also serving as our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management believes the Company's disclosure controls and procedures are not effective because of the small size of the Company's accounting staff which may prevent adequate controls, such as segregation of duties, which is due to the cost/benefit associated with such remediation. To address the material weaknesses, the Company performed additional analysis and other procedures in an effort to ensure our condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended September 30, 2020, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On May 4, 2020, we received a loan in the amount of $460,406 from the United States Small Business Administration under the Payroll Protection Program. Subsequent to June 30, 2020, we determined that errors had been made in the application submitted to obtain the loan.  On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan which we did receive.  Bank of America has requested that we remit such funds back to Bank of America.  We are presently attempting to negotiate repayment of the loan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

ITEM 1A.	RISK FACTORS.

In addition to the risk factors set forth in this report on Form 10-Q Part I- Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K”), investors should consider the following risk factors:

Risks Related to COVID-19 Pandemic

The world economy is facing significant uncertainties as a result of the worldwide COVID-19 crisis. While we are a small company and have a limited workforce, it is likely we will face increased risk in the case that our financing needs are delayed; our future acquisition targets face liquidity issues; or if our professional relationships are challenged from limited staff availability or access. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty in developing our business and building our planned clinics. It is not possible for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this section.

Risks Related to our Financial Condition

We are in the early stages of our present business plan and have a limited or no historical performance for you to base an investment decision upon, and we may never become profitable.

We have only a limited history and a new business plan upon which an evaluation of our prospects and future performance can be made. Our planned operations are subject to all business risks associated with new companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment of a new business, operation in a competitive industry. There is a possibility that we could sustain losses in the future. There can be no assurances that we will ever operate profitably.

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a long history of losses and incurred net losses of $1.9 million, $3,885,662 and $1,415,153 for the 9 months ended September 30, 2020 and years ended December 31, 2019 and 2018, respectively. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have not generated revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer.  Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We are dependent upon the sale of our securities to implement the initial stages of our business plan.

We have nominal revenues from operations. We require capital to implement and finance our plan of operations, which includes the establishment and operation of care clinics. We have no definitive agreements obligating any party to provide financing to us. If we receive only a fraction of the funding needed, or if certain assumptions of our management prove to be incorrect, we may have inadequate funds to fully implement our business and may need additional equity or debt financing or other capital investments to fully implement our business plans.

We need additional capital to fund our operations and cannot assure you that we will be able to obtain sufficient capital on reasonable terms or at all, and we may be forced to limit the scope of our operations.

We need additional capital to implement and fund our operations. We will require approximate net proceeds of $650,000 to open one clinic and an additional $200,000 to $250,000 to operate the clinic for a period of one year. If we are not able to obtain adequate financing on reasonable terms or if it is not available at all, we will be unable to open and acquire medical clinics and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) the availability and terms of any financing available to us; (ii) the opening of medical clinics by our competitors in the geographic areas where we plan to operate; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) regulations applicable to our operations. We cannot assure you that we will be able to obtain capital in the future to meet our needs. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We do not have cash flow to support our future operations and capital requirements.

We have no cash flow from operations. Whether we can achieve cash flow to support our operations in the future cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We will incur costs of servicing our present and future debt.

We have debt obligations in the amount of approximately $2.6 million as of September 30, 2020, including certain convertible notes that mature between October 2020 and February 2021 of approximate $900,000 face value. Further we may incur additional debt obligations in the future without notice to our shareholders or investors. A portion of our present and any future indebtedness will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our other stockholders. A judgment creditor would have the right to foreclose on any of our assets which would have a material adverse effect on our business, operating results and financial condition.

We may incur additional debt in the future which may contain restrictive covenants and impair our operating flexibility.

If we incur additional indebtedness in the future, a portion of the cash flow we generate, if any, will be dedicated to the payment of principal and interest on outstanding indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on our limited assets resulting in a material adverse effect on our business, operating results and financial condition.

Risks Related to our Business.

We may become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition.

By operating in the health care industry, we will face an inherent business risk of exposure to personal injury claims.  We plan to obtain liability insurance in the future; however, we do not have liability insurance coverage to protect us from such claims.  A successful personally liability claim, or series of claims brought against us, in excess of our insurance coverage, would negatively impact our financial condition. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings and claims, including for example, employment disputes and litigation; client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties; and other third party disputes and litigation alleging personal injury, intellectual property infringement, violations of law, and breaches of contracts and warranties. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

We are in an intensely competitive industry and there is no assurance we will be able to complete with our competitors who have greater resources than us.

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We also expect to face competition for our planned medical clinics using nurse practitioners. We currently face competition in the telehealth industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health systems have in some cases developed their own telehealth tools and may provide these solutions to their customers and patients at discounted prices. The surge in interest in telehealth, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share. The market for healthcare solutions including walk-in clinics and services is intensely competitive. We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete with walk-in clinics, traditional healthcare providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine and health information exchange. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of patients and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Because we are a new business, our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer and patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary services, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

Our competitors could also be better positioned to serve certain segments of the telehealth market and medical clinic markets, which could create additional price pressure. In addition, many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours could become more intense, and the importance of establishing and maintaining relationships with key industry participants could increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

Our business and future growth are highly dependent on completing our clinics and gaining patients in our target markets. However, the healthcare market is competitive, which could make it difficult for us to succeed. We will face competition in the healthcare industry for our solutions and services from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers. Generally, urgent care providers in the local communities we will serve provide services similar to those we intend to offer, and,  our competitors (1) are more established than we are, (2) may offer a broader array of services or more desirable facilities to patients and providers than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned), primary care providers and outpatient centers for market share in high margin services and for quality providers and personnel. Furthermore, some of the clinics and medical offices that compete with us may browned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Competitors may also be better positioned to contract with leading health network partners in our target markets. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. There is no assurance we will be able to successful compete in the markets in which we plan to operate which could cause you to lose your investment.

Our lack of registered trademarks and trade names could potentially harm our business.

We have applied for trademark protection of “The Good Clinic” name but such protection is pending and not yet granted. Trademarks and trade names distinguish the various companies from each other. If our potential future customers are unable to distinguish our future clinics and telehealth services from those of other companies, we could lose sales and distributors to our competitors. We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on our products. Many subtleties exist in product descriptions, offering and names that can easily confuse distributors and customers. This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

The success of our planned business depends on our ability to develop, market and advertise our clinics and telehealth services.

We have not yet completed a clinic or developed our telemedicine services, and we may not be successful in doing so. Our ability to establish effective marketing and advertising campaigns for any clinics and telemarketing services we develop is important to our success. If we are unable to establish awareness of our brands and services, we may not be able to attract customers and generate revenue which could cause you to lose your investment in the Units.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed.

We plan to enter the telehealth market and there is no assurance we will successfully do this. The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning us, or the telehealth market as a whole could limit market acceptance of our services. If our patients do not perceive the benefits of our services, or if our services are not competitive, then our business  may not develop at all and we may not generate revenue, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

Rapid technological change in our industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

Failure to attract and retain sufficient numbers of qualified personnel could also impede our future plans.

If we are unable to implement our plan of operations effectively, it will have a material adverse effect on our ability to generate revenue. The evolving nature of our business and rapid changes in the healthcare industry make it difficult to anticipate the nature and amount of medical reimbursements, third-party private payments, and participation in certain government programs and thus to reliably predict our operating results. Our strategy may incur significant costs, which could adversely affect our financial condition. Our plan to enter into strategic transactions involves significant costs, including financial advisory, legal and accounting fees, and may include additional costs for items such as fairness opinions and severance payments. We do not have revenue to pay these costs which could adversely affect our overall financial condition.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive,  our business will be harmed.

The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our future clients’ members or patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our services, or the telehealth market as a whole could limit market acceptance of our services. If our future clients, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

Rapid technological change in our industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

If we do not manage our strategy effectively, our revenue, business and operating results may be harmed.

We have not yet generated revenues from our present operations and may not do so for an indefinite period of time. Our strategy is to operate walk-in clinics, provide telemedicine and acquire complimentary business in the future. Acquisitions may require greater than anticipated investment of operational and financial resources. Acquisitions may also require the integration of different services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our resources and may require us to hire and train additional employees. We will need to expand and acquire systems and infrastructure to accommodate our planned operations. The failure to implement our plan of operations and manage any future growth effectively will materially and adversely affect our business.

Risks Related to Government Regulation

If the statutes and regulations in our industry change, our business could be adversely affected.

The U.S. healthcare industry has undergone significant changes designed to improve patient safety, improve clinical outcomes, and increase access to medical care. These changes include enactments and repeals of various healthcare related laws and regulation. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations. If there are changes in laws, regulations, or administrative or judicial interpretations, we may have to change our future business practices, or our business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations.

The impact on our planned operations of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”) in 2010 made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the current Trump administration and Congress will likely continue to seek to modify all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition. Congress may consider other legislation to repeal and replace elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On March 2, 2020, the Supreme Court agreed to hear the case during its term that begins in October 2020. We continue to evaluate the effect that the ACA and its possible modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

We are regulated by federal Anti-Kickback Statutes.

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid, or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation, and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

We cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the federal Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are regulated by the federal Stark Law.

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a provider  from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain imaging services (e.g., MRI, CT, ultrasound), and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

Because the Stark Law and implementing regulations continue to evolve and are detailed and complex, while we attempt to structure our relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, and civil penalties of up to $15,000 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations against self-referral arrangements similar to the federal Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. An adverse determination under these state laws and/or the federal Stark Law could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

We must comply with Health Information Privacy and Security Standards.

The privacy regulations Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable patient health information (“PHI”) by various healthcare providers, such as medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities. Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. A HIPAA covered entity must also promptly notify affected individuals where a breach affects more than 500 individuals and report breaches affecting fewer than 500 individuals annually. State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations.

Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement efforts.

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We will rely extensively on our information technology (or IT) systems to manage scheduling and financial data, communicate with our future customers and their patients, vendors, and other third parties, and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data, or proprietary business information.

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. We are currently reviewing our needs for cybersecurity policy as we continue our research and development on L-CYTE-01 and medical services for COPD patients.

We must comply with Environmental and Occupational Safety and Health Administration Regulations.

We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

We must comply with a range of other Federal and State Healthcare Laws.

We are subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs.

In addition, the office of inspector general (“OIG”) may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as permitted under the Civil Monetary Penalties Law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $10,000 for each wrongful act.

In addition to the state laws previously described, we may also be subject to other state fraud and abuse statutes and regulations if we expand our operations nationally. Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Changes in healthcare laws could create an uncertain environment and materially impact us.

We cannot predict the effect that the ACA (also known as Obamacare) and its implementation, amendment, or repeal and replacement, may have on our business, results of operations or financial condition. Any changes in healthcare laws or regulations that reduce, curtail or eliminate payments, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations and financial condition. For example, the ACA dramatically changed how healthcare services are covered, delivered, and reimbursed. The ACA requires insurers to accept all applicants, regardless of pre-existing conditions, cover an extensive list of conditions and treatments, and charge the same rates, regardless of pre-existing condition or gender.

The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) also mandated changes specific to home health and hospice benefits under Medicare. In 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of the U.S. Department of Health and Human Services to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of its existing Medicaid funding was unconstitutional. In response to the ruling, a number of state governors opposed its state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and are continuing to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. In December 2017, the individual mandate was repealed via the Tax Cuts and Jobs Act of 2017. Afterwards, legal and political challenges as to the constitutionality of the remaining provisions of the ACA resumed.

Our operations are subject to the nation’s healthcare laws, as amended, repealed, or replaced from time to time.

The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations and financial condition. Healthcare providers could be subject to federal and state investigations and payor audits.

Due to our participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits, and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies, and their executives and managers. The Deficit Reduction Act, which provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers. Responding to audit and investigative activities are costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we or our affiliates erroneously billed or were incorrectly reimbursed, and we may be required to repay such agencies or payors, may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide, and may be subject to financial sanctions or required to modify our operations.

Our revenues may depend on our patients’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs.

Political, economic, and regulatory influences continue to change the healthcare industry in the United States. If and when we start receiving reimbursements from third parties, the ability of hospitals to pay fees for our products will partially depend on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other similar organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals. Major third-party payors of hospitals, such as private healthcare insurers, periodically revise their payment methodologies based, in part, upon changes in government sponsored healthcare programs. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions when we start receiving reimbursement from third party payors. When we start receiving reimbursement from third party payors, the sales of our therapies will depend in part on the availability of reimbursement by third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical treatments and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our therapeutic treatments, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of therapies may change before our products and services are approved for marketing, and any such changes could further limit reimbursement, if any.

Future regulatory action remains uncertain.

We operate in a highly regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business and operations.

Risks Related to Acquisitions

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

We had no unconditional commitments with respect to any acquisition as of September 30, 2019. Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire companies at all or on terms favorable to us. We will likely need additional financing for such acquisitions, but there is no assurance that we will be able to borrow funds or raise capital through the issuance of our equity on favorable terms. Certain of our larger, better capitalized competitors may seek to acquire some of the companies we may be interested in. Competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities. Depending on the type of businesses we acquire, we may have varying cost saving and/or cross-selling opportunities with the acquired business. However, there is no assurance that we will achieve anticipated cost savings and cross-selling on our acquisitions, and failure to do so may mean we overpaid for such acquisitions. In completing any acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot be assured that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay for obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition, and we will have overpaid in cash, stock, assumed debt, seller notes, and/or earnouts for the value received in that acquisition.

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

We face risks arising from acquisitions that week pursue in the future.

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

 Risks Related to Our Management

Certain of our officers and directors devote limited time to our business, which may negatively impact our plan of operations, the implementation of our business plan, and our potential profitability.

While Lawrence Diamond, our Chief Executive Officer and director, dedicates full time to us, our other directors dedicate part time service to us which could negatively impact our plan of operations, implementation of our business plan, and our potential profitability.

Because we do not have an audit or compensation committee, shareholders will be required to rely on the members of our board of directors, who are not all independent, to perform these functions.

We do not have an audit or compensation committee or board of directors as a whole that is composed of independent directors. There is a potential conflict between their or our interests and our shareholders’ interests. Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our future success depends, in part, on the performance and continued service of our Officers and Directors

We presently depend to a great extent upon the experience, abilities and continued services of our management team. The loss of our management team’s services could have a material adverse effect on our business, financial condition or results of operation. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations. We do maintain key man insurance on any member of our management team.

Our executive officers and certain key stockholders own and control a significant number of voting securities and so long as they do, they are able to control the outcome of stockholder voting.

Our President and Chief Executive Officer as well as certain other key shareholders are the owners of approximately 88% of the voting shares of the Company as a result of their ownership of our Series X Preferred Stock, and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 20,000 votes for each share owned, one (1) vote for each common holder. As such, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without management’s support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

Risks Related to our Securities

Our Common Stock is a penny stock and as such, trading of the Common Stock may be restricted by the Securities and Exchange Commission’s (“SEC”) penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Common Stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to  the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are an issuer of a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

 As a public company with a class of securities registered under the Securities Exchange Act of 1934, as amended, we are subject to ongoing SEC reporting requirements and, any deficiencies in our financial reporting or internal controls could adversely affect us.

As a public company with a class of securities registered under the Securities Exchange Act of 1934, as amended, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. In the future, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting would not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our Common Stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, results of operations and reputation. In addition, we could become subject to investigations by OTC Markets, Nasdaq, the SEC or other regulatory authorities, which could require additional management attention, and which could adversely affect our business.

There is a limited market for our Common Stock which may make it difficult for investors to sell the Common Stock.

There is a limited trading market for the Common Stock.  Any trading market for the Common Stock may never develop in the foreseeable future, if ever. If no market develops, it may be difficult or impossible for you to sell your shares if you should desire to do so. The Common Stock is currently quoted on the OTCQB Market.  There is extremely limited and sporadic trading of our Common Stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained.  Unless the Common Stock is registered with the Securities and Exchange Commission and any required state authorities, or an appropriate exemption from registration is available, investors may not be able to sell the Common Stock, even though his or her personal financial condition may dictate such a liquidation. In addition, the Common Stock will not likely be acceptable as collateral for loans. Therefore, prospective investors who require liquidity in their investments should not purchase the Units.

The number of Common Stock shares outstanding could increase as a result of convertible debt.

We have convertible debt outstanding at this time of approximately $1 million, or $1.6 million if held for an extended period of time which have a conversion feature allowing the holder to convert to Common Stock at a 40% discount to the market price of $.03 as of November 2, 2020. If our Common Stock price materially declines, we will be obligated to issue a large number of shares to the holder of these notes upon conversion. This will likely materially dilute existing holders of our Common Stock. The potential for such dilutive issuances upon conversion of outstanding notes may depress the price of Common Stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our Common Stock begins to decrease. If the holder were to convert the debt into Common Stock the number of Common Stock shares outstanding would expand and would be dilutive to the existing common stockholders. The impact to the holders of our common stock could be a reduced price, or liquidity, in the marketplace for the Common Stock.

The Common Stock is thinly traded, so you may be unable to sell at or near asking prices, or at all.

Our Common Stock is quoted on the OTC Markets OTCQB with the symbol “MITI”. Shares of our Common Stock are thinly- traded, meaning that the number of persons interested in purchasing our common shares at or near asking prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors. We are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable As a result, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our Common Stock may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near asking prices or at all should you attempt to sell your common shares.

Because we do not intend to pay any cash dividends on the Common Stock in the near future.

For the foreseeable future, proceeds from any financings earnings generated from our operations will be retained for use in our planned  business and not to pay dividends, subject to our obligations to the holders of our preferred stock. Additionally, we have no funds available for dividends and have debt obligations that are senior to our obligation to pay dividends.  We do not anticipate paying any cash dividends on our Common Stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. For the foreseeable future, earnings generated from our operations will be retained for use in implementing our business plan and not to pay dividends.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell the Common Stock if it is successful in being quoted on the OTC Markets.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell the Common Stock.

Our officers and directors have voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

Our officers and directors control approximately 82% of the votes on all matters submitted to a vote of our stockholders. As such, they have ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors, amendment of our Certificate of Incorporation or By-laws; to effect or prevent a merger, sale of assets or other corporate transaction; and to control the outcome of any other matter submitted to our stockholders for vote. Their control of our voting securities may make it impossible to complete some corporate transactions without their support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the quarter ended September 30, 2020, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, for the offer and sale of the securities.  We believed Section 4(2) was available because:

●	We are not a blank check company;
●	Sales were not made by general solicitation or advertising; and
●	All certificates representing the securities had restrictive legends.

On July 1, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 6”) in the aggregate principal amount of $200,200 an original issue discount of $18,200. The Eagle Equities Note 6 entitles the holder to 12% interest per annum and matures on July 1, 2021.  Under the Eagle Equities Note 6, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 6 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 7, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company.

On August 20, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 7”) in the aggregate principal amount of $200,200 an original issue discount of $18,200. The Eagle Equities Note 7 entitles the holder to 12% interest per annum and matures on August 20, 2021.  Under the Eagle Equities Note 7, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 7 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 7, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company.

On September 30, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 8”) in the aggregate principal amount of $114,400 an original issue discount of $10,400. The Eagle Equities Note 8 entitles the holder to 12% interest per annum and matures on September 30, 2021.  Under the Eagle Equities Note 8, Eagle Equities may convert all or a portion of the outstanding principal of the Eagle Equities Note 8 into shares of Common Stock beginning on the date which is 180 days from the issuance date of the Eagle Equities Note 8, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice is received by the Company.

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

3.7

Certificate of Amendment of Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020 (incorporated by reference to Exhibit 3.7 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020).

3.8*	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015 Certificate of Amendment.

3.9*	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020

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

10.4*	Form of lease agreement between The Good Clinic, LLC, and LMC NE Minneapolis Holdings, LLC, dated October 19, 2020.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: November 13, 2020	By:	/s/ Larry Diamond
Larry Diamond
Chief Executive Officer and
Interim Chief Financial Officer