Form 10-K
period 2020-12-31
Mitesco, Inc.
filed 2021-03-25
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53601

MITESCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

601 Carlson Parkway, Suite 1050

Minnetonka, MN 55305

(Address of principal executive offices) (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,841,512. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of March 23, 2021, the registrant had outstanding 196,180,503 shares of Common.

DOCUMENTS INCORPORATED BY REFERENCE: None

MITESCO, INC.

F.K.A. (formerly known as) TRUE NATURE HOLDING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report on Form 10-K (this “Annual Report”) , unless indicated or the context requires otherwise, the terms the “Company”, “Mitesco” or “MITI” refer to Mitesco, Inc.

In addition to historical information, this Annual Report contains forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC” or the “Commission”).

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

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

Special Notice Regarding the Worldwide Covid-19 Crisis

The world economy is facing significant uncertainties as a result of the worldwide COVID-19 crisis. While we are a small company and have a limited workforce, it is likely we will face increased risk in the case that our financing needs are delayed; our acquisition targets face liquidity issues; or if our professional relationships are challenged from limited staff availability or access. We are working to create back-up service providers, financing options and alternatives to stem these potential challenges, but there can be no assurance that these actions will be effective, or timely.

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to invest in our Company. The following is a summary of our key risks. A more detailed description of each of the risks can be found below in Item 1A. Risk Factors.

Risks Related to our Financial Condition

●	We are in the early stages of our business plan and have limited or no historical performance on which to base an investment decision, and may never become profitable.

●	There is substantial doubt about our ability to continue as a going concern.

●	If we are unable to generate significant revenue we may need to raise additional capital which may not be available to us on acceptable terms or at all.

●	We may incur additional debt in the future which may contain restrictive covenants.

●	We do not have sufficient cash flow to support our future operations and capital requirements.

●

The issuance of additional shares of our common stock, or securities convertible into shares of our common stock, may dilute the percentage ownership of our existing stockholders and may make it more difficult to raise additional capital.

Risks Related to our Business

●	We are currently focused on a new business model and have very limited operating history and limited information and therefore our business may be difficult to evaluate.

●	We may become involved in legal proceedings.

●	Our industry is highly competitive and there is no assurance we will successfully compete with our competitors who may have greater resources and experience than us.

●	We do not have any registered trademarks or trade names.

●	We are dependent on the successful development, marketing and advertising efforts of our clinics and telehealth services.

●	The telehealth market is immature and volatile and may never develop, or may develop more slowly than we expect, may encounter negative e publicity or we may be unable to compete effectively.

●	Rapid technological change in our industry present us with significant risks and challenges.

●	We may be unable to attract and retain sufficient numbers of qualified personnel.

●	We may not manage our strategy effectively.

●

We have identified weaknesses in our internal controls and it cannot be assured that these weaknesses will be effectively remediated or that we will not have additional material weaknesses in the future.

Risks Related to Government Regulation

●	If the statutes and regulations in our industry change we could be negatively impacted.

●	The impact on our planned operations by recent and future healthcare legislation and other changes in the healthcare industry and in healthcare spending is unpredictable and volatile.

●	We are subject to federal Anti-Kickback Statutes and Federal Stark Law.

●	We must comply with Health Information Privacy and Security Standards.

●	A breach in our cyber security could cause a violation of our obligations under HIPAA, a breach of customer and patient privacy or may have other negative consequences.

●	We are subject to Environmental and Occupational Safety and Health Administration Regulations and other federal and state healthcare laws.

●	Changes in healthcare laws could create an uncertain environment.

●	Our revenues may depend on our patients’ receipt of adequate reimbursement from private issuers and government sponsored healthcare programs.

●	Future regulatory programs remain uncertain.

Risks Related to Acquisitions

●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

●	We may be unable to implement our strategy or acquiring companies.

●	Future acquisitions may result in potentially dilutive issuances of equity securities, incurrence of additional indebtedness and increased amortization expenses.

●	We face risks arising from acquisitions that we may pursue in the future.

Risks Related to our Management

●	We have a lack of full-time employees which may negatively impact our operation, the implementation of our business plan and our profitability.

●	We do not have a segregated audit or compensation committee which may force shareholders to rely on our Board of Directors who are not independent to perform those functions.

●	Our success is dependent, in part, on the performance and continued service of certain of our officers and directors.

●

A significant portion of our voting securities is owned and controlled by our executive officer and certain key stockholders and they therefore maintain significant control over the company and the outcome of matters put to a stockholder vote.

Risks Related to our Common Stock

●	Our common stock is a penny stock and therefore trading may be restricted under current securities rules and regulations.

●	Because our common stock is considered a “penny stock” the protections provided by the federal securities laws relating to forward-looking statements does not apply to us.

●	We are subject to ongoing SEC reporting requirement and any deficiencies in our financial reporting or internal controls could adversely affect us.

●	Our common stock is thinly traded and may prevent you from selling at or near asking prices, if at all.

●

We do not intend to pay any cash dividends on our common stock in the near future, therefore investors will not be able to receive a return on their shares unless they sell them at a higher price than their purchase price.

●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock or Series B Preferred Stock.

●

Our officers and directors have voting control over all matters submitted to a vote of our common stockholder, which limits or prevents minority stockholders from controlling any of our future operations.

PART I

ITEM 1. BUSINESS

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”), previously known as True Nature Holding, Inc., which was previously known as Trunity Holdings, Inc., a Delaware corporation, and since 2016 known as True Nature Holding, Inc., became a publicly-traded company through a reverse triangular merger with Brain Tree International, Inc., a Utah corporation (“BTI”) in 2012. Trunity Holdings, Inc. was the parent company of our educational business, named Trunity, Inc., which was formed on July 28, 2009 through the acquisition of certain intellectual property from its three founders. On December 9, 2015, the Company made a decision to restructure Trunity Holdings, Inc., having acquired Newco4pharmacy, LLC, a development stage business aimed at a roll-up of compounding pharmacy businesses. As a part of such restructuring, we completed a “spin out” transaction of our educational business line to our shareholders as of December 31, 2015. On April 24, 2020, we changed our name to Mitesco, Inc.

We are working to open primary care clinics around the US that are located in residential centers and leverage the expertise, training and license of Nurse Practitioners. We are focusing on wellness as a core of the practice. Our mission is to increase convenience and access to care, improve the quality of care, and reduce its cost. Technology is a key part to our approach to deliver on these three goals. We recognize the essential nature of the clinician client relationship and its importance to achieving these superior outcomes. Our view is that technology must enhance these human interactions, not operate independently. As such, we are seeking innovative technologies that enable both consumers and clinicians to achieve more convenient and better outcomes with greater efficiency.

We have opened our flagship primary care clinic in North East Minneapolis, MN. We plan to open an additional 5 to 7 clinics in the Twin Cities area of Minnesota and then continue expansion in the Denver, Colorado area. We target to open clinics in residential concentrations of population to enhance the convenience, which we believe will be well received by customers due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise and empathy to try to help people remain stable or improve their health. We emphasize wellness, beginning with a client‘s co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we plan to continue to expand our relationship with Lennar Corporation and other developers. We plan to mirror this approach within the two Lennar locations with which we have signed letters of intent to build clinics in the residential developments in Denver. By locating in close proximity we expect to be able to build the client panel more quickly than typical for primary care practices.

Additionally. we have implemented a corporate structure that we believe allows us to expand into international markets. We have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd. We intend to use this location as a base for European operations. In the European community the investment in healthcare technology has been significant. In many cases, even more robust than in the North American markets. We believe that as a result of expected low economic growth in the European community, a number of technology businesses based there may become our targets for acquisition at attractive valuations. We believe that these businesses may benefit from the larger markets found in North America and elsewhere in the world.

Operational Overview

During the year ended December 31, 2020, we have focused on establishing medical clinics utilizing nurse practitioners and telemedicine technology under “The Good Clinic” name. Our strategy is to utilize a mix of nurse practitioners and telemedicine technology in clinics to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options.

Our Business and Related Matters

In March 2020, we formed The Good Clinic LLC, a Colorado limited liability company for our clinic business. We entered into an agreement with James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty to establish a series of clinics utilizing nurse practitioners and telemedicine technology in states where full practice authority for nurse practitioners is supported. We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. Subsequent to December 31, 2020, these shares were cancelled in consideration of an issuance of 600,000 shares of restricted common stock in aggregate, and as a result there are no shares of Series A Preferred Stock outstanding as of the date of this filing.

We entered into service agreements with each of these individuals and appointed them to serve as management of The Good Clinic, LLC:

▪

Michael C. Howe is the Chief Executive Officer of The Good Clinic, LLC. Mr. Howe has successfully grown consumer facing businesses, including the business now known as MinuteClinic, acquired by CVS in 2006. As CEO of the new business unit, Mr. Howe brings 30+ years of consumer and healthcare experience including Minute Clinic, Arby’s Restaurants and Verify Brand.

▪

Rebecca Hafner-Fogarty, MD, MBA, FAAFP is the Chief Medical Officer. Dr. Hafner brings valuable consumer health experience including senior roles at MinuteClinic as well as Zipnosis. Dr. Hafner-Fogarty is an experienced primary care physician, served on the Minnesota Board of Medical Practice for many years, and has deep expertise in regulatory and policy issues in telemedicine and other healthcare innovation.

▪

Kevin Lee Smith DNP, FNP, FAANP is the Chief Nurse Practitioner Officer with previous experiences include founding MinuteClinic and providing early-stage informatics leadership at Zipnosis. Mr. Smith has also been an active primary care Nurse Practitioner and served in faculty positions at the University of Minnesota throughout his career

▪

Jim “Woody” Woodburn, MD, MS is the President & Chief Operating Officer and has been key to the success of organizations including MinuteClinic, Applied Pathways (Acquired by Anthem AIM in 2017) and several other venture capital-funded companies. In addition to his experience as an Emergency and Occupational Medicine physician leader, he was Medical Director at BCBS of MN and led employee health and wellness programs for over 12 years. Mr. Woodburn led the successful clinical expansion for MinuteClinic including the scalable provider ownership model and clinical quality management.

Recent Developments

On February 1, 2021, we opened our first clinic in Northeast Minneapolis, Minnesota.

In August 2020, we identified our first clinic location in Minneapolis, Minnesota. From May to December 2020, we entered into various business commitments including construction, lease of space, marketing and technology development for this location. Our total cost for the development of this location was approximately $750,000. This location is an approximately 3,000 square foot facility located in a 600-unit high rise residential development managed by Lennar Corporation. This location of The Good Clinic plans to employ 8 persons including 3 nurse practitioners. This location opened to patients on February 1, 2021.

On March 14, 2021, the Board of Directors appointed Philip Keller its Chief Financial Officer. In connection with Mr. Keller’s appointment as Chief Financial Officer, Mr. Lawrence Diamond will no longer serve as the Company’s Interim Chief Financial Officer. Mr. Diamond will continue to lead the Company’s growth and development as Chief Executive Officer and as a Director of the Board.

Target Locations

We are in the process of identifying strategic new locations for The Good Clinic TM facilities. We anticipate initial expansion of 5 to 8 clinics in The Twin Cities of Minnesota. We then expect to expand in Colorado and then Florida with a goal of having 50 units operating by 2024. We are targeting expansion states experiencing a shortage of available primary care providers within the 36 states that support near or fully independent practice by nurse practitioners.

Consumer research has clearly identified that consumers want convenience. As such, we are seeking to locate clinics within more residential urban and suburban locations with higher density of population. We plan to initially target locations in partnership with larger national residential developers and narrow network insurance providers.

The Good Clinic facilities are expected to be developed in 3 sizes. They are planned to be 3,000 – 3,500 square feet with 3 to 5 nurse practitioners, 1,250 – 2,000 square feet with 2 to 3 nurse practitioners, and small telehealth hubs staffed by a single nurse practitioner. The Nurse Practitioners practicing will be the primary care providers at these clinics. The Good Clinic will offer the following medical services:

▪	Full-spectrum family practice services;

▪	Flu and other vaccines;

▪	Advanced Electronic Medical Records (EMR) that enables rapid, accurate and consistent medical documentation and protocols, safety features, follow-up planning and billing information;

▪	Drug Testing;

▪	Wellness programs and lifestyle education;

▪	Nutritional planning and weight control programs;

▪	Laboratory services including on-site testing and referral testing to major outsource lab companies;

▪	Blood pressure, temperature, pulse rates, EKG and pulmonary testing;

▪	Women’s Health; and

▪	Occupational health services including treatment of work injuries, pre-employment exams, drug testing, company sponsored flu shots and education programs for workers.

Patient Scheduling

We offer scheduling protocols to facilitate our client’s ability to schedule appointments that meet their busy schedules or to come without appointment when unplanned sickness or injuries occur. For sudden sickness and minor injuries, we provide an alternative to hospital emergency rooms which often have long waits and excessive costs. The Good Clinics will open Monday through Friday from 8 am to 7 pm and Saturday from 9 am to 2 pm. The Good Clinics will provide its patients with the ability to access their practitioners seven days a week through clinic and virtual visits. We plan to offer customized hours and open access as alternatives for business clients seeking occupational services for their employees. We plan to own and lease certain medical equipment.

Connectivity Between Locations

Upon having multiple locations, we plan to have connectivity between the clinics so that our future patients can access their information for treatment or prescriptions at any of our available facilities and online via telehealth. When you work with The Good Clinic, we will know who you are and what you want and need.

Serving the Market

We believe there is a looming shortage of primary care providers in the United States. Approximately 23 States in the U.S. allow Nurse Practitioners to operate as fully independent primary care providers. Another 13 allow Nurse Practitioners broad autonomy in providing Primary Care services. By using nurse practitioners, we plan to focus on direct patient care, patient education and helping people to manage their health more effectively. The Good Clinics are designed to improve access to basic affordable primary care and empower nurse practitioners to function as healthcare providers. According to the American Association of Colleges of Nursing, Nurse Practitioners are compensated 40% less than their physician counterparts. Additionally, 30,000 Nurse Practitioners graduate each year making the necessary expertise readily available.

Like any consumer-focused business, locating a clinic is one-part art and one-part science. We evaluate concentration of primary care practices within the zip code and examine average wait-times for appointments and ensure the local markets are already using Nurse Practitioners as primary care providers. We are seeking the previous measures to be present in cities with higher population concentrations. We focus on convenience that includes locations in close proximity to residential centers, adequate parking, good retail visibility in higher traffic areas and the presence of other retail businesses close by.

Billing and Payment

The Good Clinics bills health insurance companies for allowed medical services and accepts payment in cash or credit cards for client selected and non-covered services. We will also explore partnering with local businesses to provide near-site employer clinics for physicals, virus testing, and occupational health services.

Marketing

We plan to generate business for The Good Clinics through a combination of partnerships with residential developers and local marketing and advertising, direct sales of occupational medical services to companies (flu shots, workers injury treatment services, drug testing, and health promotion programs), public relations efforts with local charities, city and county organizations, hospitals and medical providers, networking and promotional events and open houses. We are using internal marketing including brochures, posters, magazines, health promotion articles, and educational materials that point to our services. Upon having a new patient, we plan to initiate client follow-up and schedule return visits. To assure broad access of insured clients in the medical service area, we plan to participate in contracts with health insurance providers, and the Medicare program, making The Good Clinics services fully reimbursable for its clients.

The Good Clinic is about delivering a convenient individualized care experience built on education, expertise and empathy. We are the patient’s partner in obtaining quality and affordable medical care. The Good Clinic supports patient care with both in-clinic and telehealth visits.

Healthcare Industry Insight

According to a recent report published by Deloitte which examined the market for 2020 and forward (found here: https://www2.deloitte.com/global/en/pages/life-sciences-and-healthcare/articles/global-health-care-sector-outlook.html) health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 3.9 percent to $3.5 trillion in 2017, and now represents 17.9 percent of the U.S.’ Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The Centers for Medicare and Medicaid Services (“CMS”) estimates annual U.S. healthcare spending will grow at an average rate of 5.5 percent through 2026 and reach $5.7 trillion, or 19.7 percent of U.S. GDP, by 2026. We believe this trajectory is unsustainable and that health care IT (“HCIT”) may play an important role in facilitating a shift from a high-cost health care system that incents volume to a proactive system that incents health, quality and efficiency.

For this change to occur, we believe traditional fee-for-service (“FFS”) reimbursement models must continue to shift to value-based approaches that are more aligned with quality, outcomes, and efficiency. The shift away from traditional FFS is evident in growth of lives covered under Accountable Care Organizations (“ACOs”). ACOs are groups of hospitals and providers that focus on providing coordinated, high-quality care to Medicare, Medicaid or commercially insured populations, then share in savings created by lowering the cost of care. According to Leavitt Partners, lives covered under ACOs grew from approximately 5 million in 2011 to more than 32 million in 2018.

In addition to the increasing number of lives covered under ACOs, the structure of ACOs is evolving to where providers are expected to assume more risk. Currently, most ACO contracts are upside only, which means providers can receive bonuses for good performance, but they assume no downside for underperformance. In 2018, CMS released a rule called “Pathways to Success” that accelerates the time frame during which providers need to move to ACOs that include both upside bonuses and downside penalties. We believe this shift is important as assumption of risk by providers creates a strong incentive for them to improve care coordination and deliver high quality care at a lower cost.

Another step towards a value-based reimbursement occurred with the passage of The Medicare Access and CHIP Reauthorization Act (“MACRA”), which enacts significant reforms to the payment programs under the Medicare Physician Fee Schedule and consolidated three current value-based programs into one.

While each of the different approaches to aligning reimbursement with value will continue to evolve, we believe the trend away from traditional FFS will continue. We believe this growth in government and private models aligning payment with value, quality and outcomes will drive major changes in the way health care is provided in the next decade, expect a much greater focus on patient engagement, wellness and prevention. As health care providers become accountable for proactively managing the health of the populations they serve, we expect them to need ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

The increasingly complex and more clinical outcomes-based reimbursement environment, we believe is also contributing to a heightened demand for revenue cycle solutions and services and a desire for these solutions and services to be more closely aligned with clinical solutions. Over the past several years, there has been a shift in the U.S. marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased as hospitals have acquired physician groups, and health systems are recognizing the benefit of having a single patient record at the hospital and the physician office. We believe the smaller providers and regional networks of healthcare providers will be the newest users of the technologies we seek to develop.

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

Competition

The market for healthcare solutions including walk in clinics and telehealth services is intensely competitive. We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as patients and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete with walk-in clinics, traditional healthcare providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine and health information exchange. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Our business is highly dependent on completing our clinics and gaining patients and customers in our target markets. However, the healthcare market is competitive, which could make it difficult for us to succeed. We face competition in the healthcare industry for our solutions and services from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers. Generally, urgent care providers in the local communities we will provide services similar to those we intend to offer, and, our competitors (1) are more established than we are, (2) may offer a broader array of services or more desirable facilities to patients and providers than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things.

Our competitors may have greater name recognition, longer operating histories and significantly greater financial and other resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current or potential members, health network partners and enterprise clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to compete in the healthcare market, our business would be harmed.

In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned), primary care providers and outpatient centers for market share in high margin services and for quality providers and personnel. Furthermore, some of the clinics and medical offices that compete with us may be government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Competitors may also be better positioned to contract with leading health network partners in our target markets, including existing markets after our current contracts expire. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. There is no assurance we will be able to compete in the markets in which we plan to operate which could cause you to lose your investment.

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

Human Capital

We anticipate maintaining a relatively small corporate staff and employ the majority of our human capital in our subsidiaries. As of March 22, 2021, Lawrence Diamond serves as our Chief Executive Officer and director and Phillip Keller serves as our Chief Financial Officer. Our subsidiary, The Good Clinic, LLC, employs three people in professional positions and 4 consultants serve in managerial and development capacities for the clinic business. We have partnered with several key vendors that are national in scope to meet the anticipated growth rate for building and opening clinics. We are currently recruiting additional clinical staff to serve the anticipated expanding clinic client demand. The Good Clinic continues to develop an extensive employee training program that will ensure compliance with all federal, state and local regulations as well as enable the team all have the expertise, knowledge, skills, and training to deliver the full scope of services offered to clients at the clinic, in person and virtually.

Our innovative approach towards delivering primary care is attracting many clinicians wanting to join the team. Additionally, we believe that the reputation of the founders from their work growing Quickmedix (aka MinuteClinic) and their work at schools of nursing and industry and trade associations is helping to deliver many experienced potential employees.

We also use the services of additional advisors and consultants on an as needed basis to perform outsourced tasks. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Research and Development

The research to date for The Good Clinic was primarily conducted by present management of The Good Clinic, Michael C. Howe, Rebecca Hafner-Fogarty, Kevin Lee Smith and Jim “Woody” Woodburn. Our Board of Directors and management also conducted research and development including accessing third party research reports, competitor analyses, review of prior professional experiences, and interviews with industry experts and potential partners. We did not incur any research and development costs during the years ended December 31, 2020 and 2019.

Intellectual Property

In August 2020, we applied for trademark protection of “The Good Clinic”, with the United States Patent & Trademark Office (USPTO).

Property

We lease office and conference room space on an as needed basis under a month-to-month agreement. We believe this is sufficient for our present needs.

On October 19, 2020, we entered into a lease agreement for approximately 3,038 square feet of retail space located at 307 1st Avenue, NE, Minneapolis, Minnesota for the establishment of the first location of The Good Clinic (the “Nordhaus Lease”). The Nordhaus Lease is for a term of 90 months commencing May 1, 2021; pursuant to the terms of the Nordhaus Lease, the Company took possession of the leased premises on November 3, 2020. The average monthly base rent over the 90-month term of the Nordhaus Lease is $5,321. The Nordhaus Lease contains one option for the Company to extend the term for a period of 60 months. As the Company moves forward in its expansion plans it expects to have similar lease commitments for each of its clinic sites.

Government Regulation

The healthcare industry is a heavily regulated industry by both federal and state governments. We are subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition or results of operations. We operate in a highly regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by regulatory agencies could result in significant restrictions. Any regulatory action could have a negative impact on us and materially affect our reputation, business and operations. The U.S. healthcare industry has undergone significant changes designed to improve patient safety, improve clinical outcomes, and increase access to medical care. These changes include enactments and repeals of various healthcare related laws and regulation. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations.

If there are changes in laws, regulations, or administrative or judicial interpretations, we may have to change our future business practices, or our business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations. See the “Risk Factors” section of this Annual Report.

Other Corporate Information

Our website is located at www.mitescoinc.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

Our filings are available through the SEC website www.sec.gov, and at the SEC Public Reference Room at 100 F Street, NE Washington DC 20549. For more information about the SEC Public Reference Room, you can call the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline, and you may lose all or a part of your investment. Please read all our filings with the SEC and review information on our web site at mitescoinc.com.

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

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history, history of losses and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a long history of losses and incurred net losses of $2.9 million and $3.9 million for the years ended December 31, 2020 and 2019, respectively. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2020 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have not generated revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We may incur additional debt in the future which may contain restrictive covenants and impair our operating flexibility.

Because we have no revenue and limited cash on hand, we must seek funds for our operational plans. If we incur additional indebtedness in the future, a portion of the cash flow we generate, if any, will be dedicated to the payment of principal and interest on outstanding indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on our limited assets resulting in a material adverse effect on our business, operating results and financial condition.

We need additional capital to fund our operations and cannot assure you that we will be able to obtain sufficient capital on reasonable terms or at all, and we may be forced to limit the scope of our operations.

We need additional capital to implement and fund our operations. We estimate we will require approximate net proceeds of $650,000 to open one clinic and an additional up to $250,000 to operate the clinic for a period of one year. If we are not able to obtain adequate financing on reasonable terms or if it is not available at all, we will be unable to open and acquire medical clinics and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) the availability and terms of any financing available to us; (ii) the opening of medical clinics by our competitors in the geographic areas where we plan to operate; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) regulations applicable to our operations. We cannot assure you that we will be able to obtain capital in the future to meet our needs. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

The issuance of additional shares of our common stock, convertible notes, convertible Preferred Stock and other convertible securities may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of March 22, 2021, there are outstanding options and warrants to purchase 14,312,879 and 0 shares of common stock, respectively. In addition, we have outstanding notes that convert into 54,127 shares of common stock, and dividends on the Preferred X stock is convertible into an additional 32,477 shares of common stock. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

Risks Related to our Business.

Our business is difficult to evaluate because we are currently focused on a new business model and have very limited operating history and limited information.

We recently engaged in a new business model for our clinics in the United States. We have opened our first clinic in March 2020 in Minneapolis and if successful, we intend to expand and open new clinics. There is a risk that we will be unable to successfully generate revenue from this new business model and that we will be unable to enter into additional clinics or that any additional clinics that we enter into will be on favorable terms. We are subject to many risks associated with this new business model. There is no assurance that our activities will be successful or will result in any revenues or profit. Even if we generate revenue, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and submitted an application on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020 the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when no such loan had been received. Bank of America has requested that the Company remit the funds received back to Bank of America. The Company is attempting to negotiate a payment plan with Bank of America plan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

During management's review of the Company’s recent PPP loan application after the loan had been disbursed to the Company, it was determined that the information provided by Ms. Julie R. Smith, the Company’s former President and COO, was not accurate. After consulting with legal counsel, the Board of Directors voted to remove Ms. Smith from its Board of Directors, and all other capacities due to the misstatements she made in the loan application. Subsequent to that decision, effective July 1, 2020, Ms. Smith submitted a resignation from all positions with the Company, which was accepted by the Board and management. Ms. Smith subsequently retained counsel and has indicated her intent to file an administrative charge of discrimination in Colorado under certain provisions of the anti-discrimination laws of that state. On August 18, 2020, the Company received formal notice that a complaint has been filed with the Colorado Civil Rights Division by Ms. Smith naming the Company as the Respondent. The Company believes the claims are frivolous and intends to vigorously defend against the allegations. As of the date of this filing the Company has been advised that the Colorado Civil Rights Division has dismissed this matter effective March 1, 2021. Ms. Smith requested a “Right-to-Sue” letter, which she received, giving her a right to sue in District Court for 90 days from the date of the dismissed action.

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

We are in an intensely competitive industry and there is no assurance we will be able to compete with our competitors who have greater resources than us.

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

Our business and future growth are highly dependent on completing our clinics and gaining patients in our target markets. However, the healthcare market is competitive, which could make it difficult for us to succeed. We will face competition in the healthcare industry for our solutions and services from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers. Generally, urgent care providers in the local communities we will serve provide services similar to those we intend to offer, and, our competitors (1) are more established than we are, (2) may offer a broader array of services or more desirable facilities to patients and providers than ours and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things.

In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned), primary care providers and outpatient centers for market share in high margin services and for quality providers and personnel. Furthermore, some of the clinics and medical offices that compete with us may be supported by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Competitors may also be better positioned to contract with leading health network partners in our target markets. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. There is no assurance we will be able to successfully compete in the markets in which we plan to operate which could cause you to lose your investment.

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

Our ability to establish effective marketing and advertising campaigns for any clinics and telemarketing services we develop is important to our success. If we are unable to establish awareness of our brands and services, we may not be able to attract customers and generate revenue, which would have a material adverse effect on our financial condition and results of operations.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed.

We recently opened our first clinic in Minneapolis and plan to open additional clinics and there is no assurance we will successfully do this. The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning us, or the telehealth market as a whole could limit market acceptance of our services. If our patients do not perceive the benefits of our services, or if our services are not competitive, then our business may not develop at all and we may not generate revenue, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

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

The business model’s success requires location of clinics that are convenient to consumers both physically and virtually. Performance of the business can be adversely affected by locating clinic in less than ideal locations relative to their convenience to consumers or due to unavailability of reliable internet services to support telehealth. The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

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

We must attract and retain sufficient medical professional employees to operate and execute our service model and growth plan even though there is a limited number of qualified medical professionals. If we fail to do so, performance of the business will be adversely impacted. If we are unable to implement our plan of operations effectively, it will have a material adverse effect on our ability to generate revenue. The evolving nature of our business and rapid changes in the healthcare industry make it difficult to anticipate the nature and amount of medical reimbursements, third-party private payments, and participation in certain government programs and thus to reliably predict our operating results. Our strategy may incur significant costs, which could adversely affect our financial condition. Our plan to enter into strategic transactions involves significant costs, including financial advisory, legal and accounting fees, and may include additional costs for items such as fairness opinions and severance payments. We do not have revenue to pay these costs which could adversely affect our overall financial condition.

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

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (iii) lack of formal Control procedures related to the approval of related party transactions. As such, our internal controls over financial reporting were not designed or operating effectively.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the current administration and Congress will likely continue to seek to modify all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition. Congress may consider other legislation to repeal and replace elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. We continue to evaluate the effect that the ACA and its possible modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

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

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. We are currently reviewing our needs for cybersecurity policy as we continue our research and development on L-CYTE-01 and medical services for COPD patients.

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

We cannot predict the effect that the ACA and its implementation, amendment, or repeal and replacement, may have on our business, results of operations or financial condition. Any changes in healthcare laws or regulations that reduce, curtail or eliminate payments, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations and financial condition. For example, the ACA dramatically changed how healthcare services are covered, delivered, and reimbursed. The ACA requires insurers to accept all applicants, regardless of pre-existing conditions, cover an extensive list of conditions and treatments, and charge the same rates, regardless of pre-existing condition or gender.

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

We face risks arising from acquisitions that we pursue in the future.

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

Risks Related to Our Management

Because we do not have a segregated audit or compensation committee, shareholders will be required to rely on the members of our Board of Directors, who are not all independent, to perform these functions.

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

Our executive officers, directors and certain key stockholders own and control a significant number of voting securities and so long as they do, they are able to control the outcome of stockholder voting.

Our executive officers, directors as well as certain other key shareholders are the owners of approximately 68% of the voting shares of the Company as a result of their ownership over our Series X Preferred Stock, and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 20,000 votes for each share owned, one (1) vote for each common holder. As such, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

Risks Related to our Common Stock

Our Common Stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are an issuer of a penny stock, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On January 26, 2021, the reported low sale price of our common stock was $0.43, while the reported high sales price was $0.60, with a closing price of $0.49. For comparison purposes, on December 31, 2020, our stock price closed at $0.03. There have been no discernable announcements or developments by the company or third parties between December 31, 2020 and January 26, 2021 that could account for this fluctuation. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. In addition, sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans;
●	the timing and success of introductions of new clinics;
●	our ability to attract new customers;
●	The impact of COVID-19;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in our industry; and
●	other events or factors, many of which may be out of our control.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

As a public company with a class of securities registered under the Securities Exchange Act of 1934, as amended, we are subject to ongoing SEC reporting requirements and any deficiencies in our financial reporting or internal controls could adversely affect us.

As a public company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. In the future, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting would not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Our Common Stock is quoted on the OTCQB under the symbol “MITI”. Shares of our Common Stock have, until recently, been thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near asking prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors. We are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable As a result, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our Common Stock may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near asking prices or at all should you attempt to sell your common shares.

Because we do not intend to pay any cash dividends on the Common Stock in the near future, investors will not be able to receive a return on their shares unless they sell them.

For the foreseeable future, proceeds from any financings or earnings generated from our operations will be retained for use in our planned business and not to pay dividends, subject to our obligations to the holders of our Series X Preferred Stock. Additionally, we have no funds available for dividends and have debt obligations that are senior to our obligation to pay dividends. We do not anticipate paying any cash dividends on our Common Stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. For the foreseeable future, earnings generated from our operations will be retained for use in implementing our business plan and not to pay dividends.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell the Common Stock it is successful in being quoted on the OTC Markets.

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

Market and Industry Data

This Annual Report may contain market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Annual Report were prepared for use in, or in connection with, this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We rent an office in Denver, Colorado on a month-to-month basis. Our base rent is approximately $75 per month, varying based on the hours of secretarial services, conference room rental or other miscellaneous fees incurred.

On October 19, 2020, we entered into a lease agreement for approximately 3,038 square feet of retail space located at 307 1st Avenue, NE, Minneapolis, Minnesota for the establishment of the first location of The Good Clinic (the “Nordhaus Lease”). The Nordhaus Lease is for a term of 90 months commencing May 1, 2021; pursuant to the terms of the Nordhaus Lease, the Company took possession of the leased premises on November 3, 2020. The average monthly base rent over the 90-month term of the Nordhaus Lease is $5,321. The Nordhaus Lease contains one option for the Company to extend the term for a period of 60 months. As the Company moves forward in its expansion plans it expects to have similar lease commitments for each of its clinic sites.

ITEM 3. LEGAL PROCEEDINGS

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

During management's review of the Company’s recent PPP loan application after the loan had been disbursed to the Company, it was determined that the information provided by Ms. Julie R. Smith, the Company’s former President and COO, was not representative of the Company’s situation. After consulting with legal counsel, the Board of Directors voted to remove Ms. Smith from its Board of Directors, and all other capacities due to the misstatements she made in the loan application. Subsequent to that decision, effective July 1, 2020, Ms. Smith submitted a resignation from all positions with the Company, which was accepted by the Board and management. Ms. Smith subsequently retained counsel and indicated her intent to file an administrative charge of discrimination in Colorado under certain provisions of the anti-discrimination laws of that state.

On August 18, 2020, the Company received formal notice that a complaint has been filed with the Colorado Civil Rights Division by Ms. Smith naming the Company as the Respondent. The Company believes the claims are frivolous and intends to vigorously defend against the allegations. As of the date of this filing, we have been advised that the Colorado Civil Rights Division has dismissed this matter effective March 1, 2021. Ms. Smith requested a “Right-to-Sue” letter, which she received, giving her a right to sue in District Court for 90 days from the date of the dismissed action.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “MITI”.

On March 23, 2021, the price of our common stock as reported on the OTCQB was $0.29 and we have approximately 526 holders of record of our Common Stock, and a total of 1,100 shareholders including smaller holders and those with restricted shares not currently in the market.

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

On December 31, 2020, the Company issued 26,227 shares of its Series X Preferred stock in order to settle certain of the Company’s obligations. The Series X Preferred shares have a liquidation preference of $25.00 per share and will pay a 10% per year dividend based upon the liquidation value. The dividend may be paid in cash or in the issuance of restricted common stock. If the Company chooses to pay the dividend in restricted common stock the number of shares issued to fulfill the dividend payment shall be determined based on the stock price on the date the dividend award is made by the Board of Directors. The Series X has 20,000 votes per share and votes with the Company’s common stock.

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued the following shares of common stock in private placement transactions:

The Company entered into agreements with two note holders regarding the exercise price of warrants held by the note holders. These agreements resulted in the following: (i) on January 29, 2020, the Company issued 1,000,000 shares of common stock, and the note holders agreed to cancel 2,769,482 warrants; the Company recorded a gain in the amount of $77,652 on this transaction; (ii) on February 19, 2020, the Company issued 4,098,556 shares of common stock for the exercise of 4,480,938 warrants in a cashless transaction; the Company recorded a gain in the amount of $182,295 on this transaction, which is included in gain on derivative liabilities.

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

The Company issued, in nineteen transactions and at prices ranging from $0.0108 to $0.0210 per share, a total of 63,374,555 shares in connection with the conversion of principal and interest of convertible notes payable in the aggregate amounts of $813,000 and $70,658. No gain or loss was recognized on these transactions. See note 8.

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

On December 31, 2020, the Company issued 2,151,204 shares of common stock at a price of $0.0305 per share as payment of accrued dividends on the Series X Preferred Stock pursuant to the Series X Preferred Stock Certificate of Designations.

Except for the issuances of common stock upon exercise of warrants on a cashless basis or conversion of notes which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, the securities issued in each of the transactions described above were issued relying on Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder. The recipients of the securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Purchases by Issuer Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

We are working to open primary care clinics around the US that are located in residential centers and leverage the expertise, training and license of Nurse Practitioners. We are focusing on wellness as a core of the practice. Mitesco’s mission is to increase convenience and access to care, improve the quality of care, and reduce its cost. Technology is a key part to our approach to deliver on thee three goals. We recognize the essential nature of the clinician client relationship and its importance to achieving these superior outcomes. Our view is that technology must enhance these human interactions, not operate independently. As such, we are seeking innovative technologies that enable both consumers and clinicians to achieve more convenient and better outcomes with greater efficiency.

We have opened our flagship primary care clinic in North East Minneapolis, MN. We plan to open an additional 5 to 7 clinics in the Twin Cities area of Minnesota and then continue expansion in the Denver, Colorado area. We target to open clinic in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a client‘s co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we will continue to expand our relationship with Lennar Corporation and other developers. Already, our clinic is being viewed as an amenity for the high-rise development in which we are located. We plan to mirror this approach within the two Lennar locations with which we have signed letters of intent to build clinics in these residential developments in Denver. By locating in in close proximity we expect to be able to build the client panel more quickly than typical for primary care practices.

Additionally, we have implemented a corporate structure that we believe allows us to expand into international markets. We have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd. We intend to use this location as a base for European operations. In the European community the investment in healthcare technology has been significant. In many cases, even more robust than in the North American markets. We believe that as a result of expected low economic growth in the European community, a number of technology businesses based there may become our targets for acquisition at attractive valuations. We believe that these businesses may benefit from the larger markets found in North America and elsewhere in the world.

We also see the European community as an opportunity for capital as we expand our business. The interest rates in this area of the world are currently very low or even at zero. As such, raising funds in the European market may prove attractive when compared to local alternatives. Further, there are equity and debt markets based in Europe that may provide liquidity to our investors, should we be able to list and trade our financial instruments in those marketplaces. We may seek a dual listing for our common stock to trade there. We believe this avenue may increase both the size and liquidity of the shareholder base.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period of any future periods. Further, as a result of any acquisitions of other businesses, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

Years ended December 31, 2020 and 2019

Revenue

The Company recognized revenue in the amount of $0 for the year ended December 31, 2020, compared to $3,500 for the year ended December 31, 2019. Revenue for the year ended December 31, 2019, consisted of fees in connection with the licensing of the Company’s Simple HIPAA Script Ordering System.

Cost of Sales

There was no material direct cost of sales related to the Company’s revenue during the year ended December 31, 2020 or 2019.

Operating Expenses

Our total operating expenses for the year ended December 31, 2020 were approximately $2,534,000. For the comparable period in 2019, the operating expenses were approximately $1,448,000. Operating expenses for the year ended December 31, 2020 were comprised primarily of $1,049,000 in payroll and payroll taxes, including $566,000 in non-cash compensation; $493,000 in legal and professional fees; $449,000 in consulting fees, $275,000 in marketing and public relations; $115,000 in Board of director and advisory Board fees; $67,000 in insurance costs, $71,000 in office and facilities costs, and $15,000 in travel expenses. Operating expenses for the year ended December 31, 2019 were comprised primarily of $685,000 in payroll, including $234,000 in non-cash compensation; $297,000 in legal and professional fees; $280,000 in consulting fees, $64,000 in travel expenses; $46,000 in insurance costs; $45,000 in marketing and public relations; and $31,000 in office and facilities costs.

Grant income was $3,000 for the year ended December 31, 2020 in connection with the PPP Loan; there was no comparable transaction during the prior period.

Interest expense was $1,516,000 for the year ended December 31, 2020, compared to $1,610,000 for the year ended December 31, 2019. Interest expense consisted of $1,125,000 amortization of the discount on convertible notes payable; $138,000 accrued on notes payable; $130,000 of excess value of derivatives; $90,000 of prepayment penalties related to notes payable; $30,000 in financing costs; and $3,000 of interest on a credit card. Interest expense for the year ended December 31, 2019 consisted of $1,160,000 of amortization of the discount on convertible debt, $260,000 of excess value of derivative, $83,000 of prepayment penalties related to notes payable; $78,000 of accrued interest on notes payable; $15,000 of interest accrued on related party debt, $9,000 of interest imputed on related party debt, and $5,000 of conversion fees on notes payable.

During the year ended December 31, 2020, we recorded a gain on settlement of accounts payable in the amount of $400,000, compared to a gain on settlement of accounts payable in the amount of $251,000 in the prior period.

During the year ended December 31, 2020, we recorded a gain on revaluation of derivative liabilities in the amount of $509,000, compared to a loss on revaluation of derivative liabilities in the amount of $709,000 in the prior period.

During the year ended December 31, 2020, we did not recognize any gain or losses on legal settlements, compared to a loss on legal settlement of $27,000 in the prior period.

During the year ended December 31, 2020, we did not recognize any gains or losses on the conversion of notes payable, compared to a loss on conversion of notes payable of $161,000 in the prior period.

During the year ended December 31, 2020, we recognized a gain on settlement of warrants in the amount of $235,000; there were no comparable transactions in the prior period.

During the year ended December 31, 2020, we recognized a gain on the conversion of accrued salary in the amount of $7,000; there was no comparable transaction in the prior period.

During the year ended December 31, 2020, we recognized government grant income in the amount of $3,000; there was no comparable transaction in the prior period.

During the year ended December 31, 2020, we did not recognize any gains or losses on the conversion of liabilities to Preferred Stock, compared to a loss of $255,000 in the prior period.

During the year ended December 31, 2020, we recorded a gain on settlement of notes in the amount of $35,000, compared to a gain of $70,000 in the prior period.

For the year ended December 31, 2020, the Company had a net loss of $2,861,000 compared to a net loss of $3,885,000 for the year ended December 31, 2019.

During the year ended December 31, 2020, the Company declared Preferred Stock dividends in the amount of $76,000 compared to $0 in the year ended December 31, 2019.

For the year ended December 31, 2020, the Company had a net loss available to common shareholders of $2,936,000, or a net loss per share, basic and diluted of ($0.03) compared to a net loss available to common shareholders of $3,885,000, or a net loss per share, basic and diluted of ($0.09), for the year ended December 31, 2019.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2020, we had cash of $65,000 and a working capital deficit of $2,964,000. Our working capital deficit is attributable to the fact that the Company began implementing its business plan in 2019 and has generated only minimal revenue to date.

Net cash used in operating activities was $1,521,000 for the year ended December 31, 2020. This is the result of our business development efforts pertaining to acquiring a series of businesses which specialize in compounding pharmacy activities, primarily direct to consumers, doctors and veterinary professionals.

Net cash provided by financing activities for the year ended December 31, 2020 was $1,502,000, consisting of proceeds from notes payable in the amount of $1,673,000, offset by principal payments on notes payable in the amount of $171,000.

Business Development Agreement

On March 2, 2020, the Company entered into an agreement with four senior executives from Minute Clinic James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty ( the “Sellers”) with the skills and know-how to assist the Company in the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology in States where full practice authority for nurse practitioners is supported (the “Business Development Agreement”). We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. We valued the 4,800 shares of the Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. Subsequent to year end the Company cancelled the Series A Preferred Shares issued in this transaction and instead issued a total of 600,000 shares of restricted stock to satisfy this obligation.

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

Equity instruments issued to other than employees are recorded pursuant to the guidance contained in ASU 2018-07 (“ASU 2018-07”), Improvements to Non-employee Share-Based Payment Accounting, which simplified the accounting for share-based payments granted to non-employees for goods and services. Under the ASU 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2020 and 2019.

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

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents

●discount rates utilized in valuation estimates

●Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

August 2014 Series C Convertible Debenture

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Convertible Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series C Debenture is currently in default. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

November 2014 Series D Convertible Debenture

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series D Debenture is currently in default. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

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

Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense. On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860. In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 11

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On September 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 11”) in the aggregate principal amount of $45,000. The Power Up Note 11 entitled the holder to 12% interest per annum and matured on July 15, 2020. Under the Power Up Note 11, Power Up had the right to convert all or a portion of the outstanding principal of the Power Up Note 11 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Power Up Note 11, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price meant 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up could not convert the Power Up Note 11 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Power Up Note 11 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Power Up Note 11, then such redemption premium was 120%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 125%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 130%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 135%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Power Up Note 11, there was no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 11; $3,000 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $1,642 on the Power Up Note 11 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $47,187 existed in connection with the variable rate conversion feature of the Power Up Note 11. $45,000 of this amount was charged to discount on the Power Up Note 11, and $2,187 was charged to interest expense.

During the year ended December 31, 2020, the Company made a cash payment in the amount of $74,195 on the Power Up Note 11 which fully satisfied this obligation. This amount consisted of $45,000 of principal, $2,680 of accrued interest, and $23,815 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 11 at the time of payment, and recorded a gain on revaluation in the amount of $35,420. The Company credited the fair value of the derivative liability at the time of payment in the amount of $21,266 to additional paid-in capital. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 12

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On October 7, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 12”) in the aggregate principal amount of $53,000 and an original issue discount of $3,000. The Power Up Note 12 entitled the holder to 12% interest per annum and matured on August 15, 2020. Under the Power Up Note 12, Power Up had the right to convert all or a portion of the outstanding principal of the Power Up Note 12 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price meant 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up could not convert the Power Up Note 12 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Power Up Note 12 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Power Up Note 12, then such redemption premium was 120%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 125%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 130%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 135%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Power Up Note 12, there was no further right of prepayment. The Company accrued interest in the amount of $1,499 on the Power Up Note 12 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,969 existed in connection with the variable rate conversion feature of the Power Up Note 12. $53,000 of this amount was charged to discount on the Power Up Note 12, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company made a cash payment in the amount of $84,231 on the Power Up Note 12 which fully satisfied this obligation. This amount consisted of $53,000 of principal, $3,312 of accrued interest, and $27,919 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 12 at the time of payment, and recorded a gain on revaluation in the amount of $4,247. The Company credited the fair value of the derivative liability at the time of payment in the amount of $62,569 to additional paid-in capital. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 13

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On November 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 13”) in the aggregate principal amount of $73,000 and an original issue discount of $3,000. The Power Up Note 13 entitled the holder to 12% interest per annum and matures on August 30, 2020. Under the Power Up Note 13, Power Up had the right to convert all or a portion of the outstanding principal of the Power Up Note 13 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price meant 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note 13 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Power Up Note 13 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Power Up Note 13, then such redemption premium was 120%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 125%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 130%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 135%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Power Up Note 13, there was no further right of prepayment. The Company accrued interest in the amount of $1,414 on the Power Up Note 13 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,529 existed in connection with the variable rate conversion feature of the Power Up Note 13. $73,000 of this amount was charged to discount on the Power Up Note 13, and $529 was charged to interest expense. $6,091 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company made a cash payment in the amount of $115,980 on the Power Up Note 13 which fully satisfied this obligation. This amount consisted of $73,000 of principal, $4,728 of accrued interest, and $38,252 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 13 at the time of payment, and recorded a gain on revaluation in the amount of $4,882. The Company credited the fair value of the derivative liability at the time of payment in the amount of $86,380 to additional paid-in capital. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 1

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On November 22, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”) pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 1”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 1 entitled the holder to 12% interest per annum and matures on November 22, 2020. Under the Eagle Equities Note 1, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 1 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 1, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 1 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 1 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 1, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 1, there was no further right of prepayment. The Company accrued interest in the amount of $3,367 on the Eagle Equities Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $271,694 existed in connection with the variable rate conversion feature of the Eagle Equities Note 1. $256,000 of this amount was charged to discount on the Eagle Equities Note 1, and $15,694 was charged to interest expense. $7,784 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock; on July 9, 2020, principal of $45,000 and accrued interest of $3,405 were converted at a price of $0.01518 per share into 3,188,735 shares of common stock; on July 17, 2020, principal of $50,000 and accrued interest of $3,917 were converted at a price of $0.01572 per share into 3,429,814 shares of common stock; and on July 30, 2020, principal of $45,000 and accrued interest of $3,720 were converted at a price of $0.021 per share into 2,320,000 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 2

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 2”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 2 entitled the holder to 12% interest per annum and matures on December 19, 2020. Under the Eagle Equities Note 2, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 2 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 2, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 2 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there was no further right of prepayment. The Company accrued interest in the amount of $1,094 on the Eagle Equities Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $277,476 existed in connection with the variable rate conversion feature of the Eagle Equities Note 2. $256,000 of this amount was charged to discount on the Eagle Equities Note 2, and $21,476 was charged to interest expense. $8,393 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 2 converted the following amounts of principal and accrued interest to common stock: On August 20, 2020, principal of $56,000 and accrued interest of $4,573 were converted at a price of $0.01896 per share into 3,194,796 shares of common stock; On September 1, 2020, principal of $50,000 and accrued interest of $4,283 were converted at a price of $0.01806 per share into 3,005,721 shares of common stock; On September 9, 2020, principal of $50,000 and accrued interest of $4,417 were converted at a price of $0.0153 per share into 3,556,645 shares of common stock; on September 25, 2020, principal of $50,000 and accrued interest of $4,683 were converted at a price of $0.0153 per share into 3,574,074 shares of common stock; and on October 6, 2020, principal of $50,000 and accrued interest of $4,867 were converted at a price of $0.0153 per share into 3,586,078 shares of common stock. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 3

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On January 24, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 3”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 3 entitled the holder to 12% interest per annum and matures on January 24, 2021. Under the Eagle Equities Note 3, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 3 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 3, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 3 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 3 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 3, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 3, there was no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $272,412 existed in connection with the variable rate conversion feature of the Eagle Equities Note 3. $250,000 of this amount was charged to discount on the Eagle Equities Note 3, and $22,412 was charged to interest expense.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 3 converted the following amounts of principal and accrued interest to common stock: On October 15, 2020, principal of $50,000 and accrued interest of $4,367 were converted at a price of $0.01566 per share into 3,471,711 shares of common stock; On October 29, 2020, principal of $50,000 and accrued interest of $4,600 were converted at a price of $0.023 per share into 4,439,024 shares of common stock; On November 11, 2020, principal of $33,000 and accrued interest of $3,179 were converted at a price of $0.011 per share into 3,259,369 shares of common stock; on November 17, 2020, principal of $35,000 and accrued interest of $3,442 were converted at a price of $0.011 per share into 3,482,065 shares of common stock; on November 25, 2020, principal of $44,000 and accrued interest of $4,444 were converted at a price of $0.0108 per share into 4,485,556 shares of common stock; and on December 4, 2020, principal of $44,000 and accrued interest of $4,576 were converted at a price of $0.0108 per share into 4,497,778 shares of common stock. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 4

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 4”) in the aggregate principal amount of $129,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitled the holder to 12% interest per annum and matures on March 10, 2021. Under the Eagle Equities Note 4, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 4 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 4, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 4 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 4 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 4, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 4, there was no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $139,021 existed in connection with the variable rate conversion feature of the Eagle Equities Note 4. $125,000 of this amount was charged to discount on the Eagle Equities Note 4, and $14,021 was charged to interest expense.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 4 converted the following amounts of principal and accrued interest to common stock: On December 16, 2020, principal of $45,000 and accrued interest of $4,200 were converted at a price of $0.0108 per share into 4,555,556 shares of common stock. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 5

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On April 8, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 5”) in the aggregate principal amount of $100,000 and an original issue discount of $4,000. The Eagle Equities Note 5 entitled the holder to 12% interest per annum and matures on April 8, 2021. Under the Eagle Equities Note 5, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 5 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 5, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 5 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 5 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 5, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 5, there shall was further right of prepayment. During the three months ended June 30, 2020, the Company determined that a derivative liability in the amount of $106,576 existed in connection with the variable rate conversion feature of the Eagle Equities Note 5. $100,000 of this amount was charged to discount on the Eagle Equities Note 5, and $6,576 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 6

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On July 1, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 6”) in the aggregate principal amount of $200,200 with an original issue discount of $18,200. The amount received was also net of fees in the amount of $7,000, which were charged to interest expense during the period. The Eagle Equities Note 6 entitled the holder to 12% interest per annum and matures on July 1, 2021. Under the Eagle Equities Note 6, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 6 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 6, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 6 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 6 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 6, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 6, there was no further right of prepayment. The Company determined that a derivative liability in the amount of $218,148 existed in connection with the variable rate conversion feature of the Eagle Equities Note 6. $200,200 of this amount was charged to discount on the Eagle Equities Note 6, and $17,948 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 7

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On August 20, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 7”) in the aggregate principal amount of $200,200 with an original issue discount of $18,200. The amount received was also net of fees in the amount of $7,000, which were charged to interest expense during the period. The Eagle Equities Note 7 entitled the holder to 12% interest per annum and matures on August 20, 2021. Under the Eagle Equities Note 7, Eagle Equities may had the right to all or a portion of the outstanding principal of the Eagle Equities Note 7 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 7, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 7 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 7 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 7, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 7, there was no further right of prepayment. The Company determined that a derivative liability in the amount of $215,403 existed in connection with the variable rate conversion feature of the Eagle Equities Note 7. $200,200 of this amount was charged to discount on the Eagle Equities Note 7, and $15,203 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 8

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On September 30, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 8”) in the aggregate principal amount of $114,400 with an original issue discount of $10,400. The amount received was also net of fees in the amount of $4,000, which were charged to interest expense during the period. The Eagle Equities Note 8 entitled the holder to 12% interest per annum and matures on September 30, 2021. Under the Eagle Equities Note 8, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 8 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 8, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 8 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 8 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 8, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 8, was no further right of prepayment. The Company determined that a derivative liability in the amount of $117,309 existed in connection with the variable rate conversion feature of the Eagle Equities Note 8. $114,400 of this amount was charged to discount on the Eagle Equities Note 8, and $2,909 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 9

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On October 29, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 9”) in the aggregate principal amount of $114,400 with an original issue discount of $10,400. The amount received was also net of fees in the amount of $4,000, which were charged to discount on convertible notes during the period. The Eagle Equities Note 9 entitled the holder to 12% interest per annum and matures on October 29, 2021. Under the Eagle Equities Note 9, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 9 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 9, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 9 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 9 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 9, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 9, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $86,432 existed in connection with the variable rate conversion feature of the Eagle Equities Note 9; this amount was charged to discount on the Eagle Equities Note 9. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 10

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 10”) in the aggregate principal amount of $220,000 with an original issue discount of $20,000. The amount received was also net of fees in the amount of $8,000, which were charged to discount on convertible notes during the period. The Eagle Equities Note 10 entitled the holder to 12% interest per annum and matures on December 9, 2021. Under the Eagle Equities Note 10, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 8 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 9, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 10 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 10 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 10, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 9, there was no further right of prepayment. The Company determined that a derivative liability in the amount of $118,160 existed in connection with the variable rate conversion feature of the Eagle Equities Note 10; this amount was charged to discount on the Eagle Equities Note 10. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

PPP Loan

On May 4, 2020, the Company received loan proceeds from Bank of America in the amount of $460,406 under the Paycheck Protection Program (the “PPP Loan”).

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when the Company never applied for or received such a loan. Bank of America requested that the Company return the funds it received back to Bank of America. The Company is currently negotiating a repayment plan with Bank of America. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

					Interest	Amortization
					Expense	of Discount
	Principal Balance		Accrued Interest		Year Ended	Year Ended	Discount Balance
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2020	12/31/2020
Series C Convertible Debenture	$110,833	$110,833	$68,823	$57,709	$11,114	$-	$-

Series D Convertible Debenture	11,333	11,333	8,390	7,026	1,364	-	-

Convertible Note A	41,000	41,000	12,035	7,101	4,934	-	-

Power Up Note 11	-	45,000	-	1,805	875	34,498	-

Power Up Note 12	-	53,000	-	1,499	1,813	46,014	-

Power Up Note 13	-	73,000	-	1,488	3,240	66,554	-

Eagle Equity Note 1	-	256,000	-	3,367	15,660	248,216	-

Eagle Equity Note 2	-	256,000	-	1,010	21,813	247,605	-

Eagle Equity Note 3	-	-	-	-	24,608	256,000	-

Eagle Equity Note 4(a)	84,000	-	8,132	-	12,332	93,097	35,903

Eagle Equity Note 5(b)	100,000	-	8,779	-	8,779	44,747	55,253

Eagle Equity Note 6(c)	200,200	-	12,112	-	12,112	51,473	148,727

Eagle Equity Note 7(d)	200,200	-	8,754	-	8,754	20,161	180,039

Eagle Equity Note 8(e)	114,400	-	3,498	-	3,498	1,380	113,020

Eagle Equity Note 9(f)	114.400		2,369		2,369	6,053	90,779

Eagle Equity Note 10(g)	220.000		1,591		1,591	5,087	133,074

PPP Loan	460,406	-	3,039	-	3,037	-	-

Other	-	-	-	1,865	3,269	8,000	-

Total	$1,656,772	$846,166	$137,522	$82,870	$141,162	$1,128,885	$756,795

(a) Subsequent to December 31, 2020, $84,000 of principal and $8,398 of accrued interest of this note were converted to a total of 7,629,714 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(b) Subsequent to December 31, 2020, $100,000 of principal and $9,317 of accrued interest of this note were converted to a total of 8,782,885 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(c) Subsequent to December 31, 2020, $200,200 of principal and $13,864 of accrued interest of this note were converted to a total of 13,734,672shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(d) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $200,200 and all accrued interest and prepayment penalties due under this note were converted to a total of 1,184,148 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(e) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $114,400 and all accrued interest and prepayment penalties due under this note were converted to a total of 639,593 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(f) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $114,400 and all accrued interest and prepayment penalties due under this note were converted to a total of 605,177 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(g) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $200,200 and all accrued interest and prepayment penalties due under this note were converted to a total of 1,095,131 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

Series X Preferred Stock

On December 31, 2019, the Company issued a total of 26,227 of its Series X Preferred Stock in satisfaction of certain liabilities. The Series X Preferred Stock has a liquidation value of $25.00 per share and a fair value of $31.73 per share at the issuance date of December 31, 2019. Each share of Series X Preferred Stock has voting rights equivalent to 20,000 shares of common stock.

The shares of Series X Preferred stock were issued as follows:

	Type of		Share	Liability
Name	Liability	# shares	Value	Amount		Loss

Ronald Riewold, Director	Deferred Compensation	1,200	$41,675	$30,000		$(11,675)
Larry Diamond, Director and CEO	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
Julie R. Smith, Director and President (now ex-Officer and Director)	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
James Crone, ex-Officer and Director	Deferred Compensation	2,884	$100,158	$72,089		$(28,069)
Louis Deluca, ex-Officer and Director	Deferred Compensation	2,400	$83,350	$60,000		$(23,350)
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503	$434,216	$312,572	(a)	$(121,644)
Frank Lightmas	Legal fees	3,240	$112,522	$81,000	(b)	$(31,522)
Total		26,227	$910,837	$655,661		$(255,176)

(a) amount consists of accounts payable for a) consulting services of $174,813, and b) principal plus interest due on notes payable in the amount of $137,759.

(b) Amount consists of $71,279 in legal fees due and $9,721 in prepaid legal fees.

Series A Preferred Stock

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly-formed subsidiary The Good Clinic, LLC. The Company has valued these shares at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. On March 8, 2021, the 4,800 shares of Series A Preferred Stock were exchanged for 600,000 shares of the Company’s common stock. No shares of Series A Preferred Stock were outstanding as of the date of this filing.

Securities Purchase Agreements – Restricted Common Stock

From January 29, 2021 through March 21, 2021, the Company entered into Securities Purchase Agreements with 46 investors for the sale of 8,192,000 shares of the Company’s restricted common stock at a price of $0.25 per share in the aggregate amount of $2,048,000. The price was determined based on the prior day ten day average closing price, less a 20% discount for the risk associated with restricted stock. As of the date of this filing, a total of 6,192,000 shares have been issued, generating $1,548,000 in proceeds. The Company is continuing to process and qualify the paperwork for the remaining transactions. These transactions were executed directly by the Company and no brokers, dealers or representatives were involved.

Plan of Operations

We intend to acquire a series of early-stage companies in the healthcare industry into a portfolio using a “incubator” model. These will feature proven technology and services that generally has not yet scaled to size and needs resources to do so. We expect that these will be both domestic, and international and will see growth primarily from expanded marketing into new marketplaces. There is a small universe of healthcare providers. For all these people to get the services and products they need, the cost must come down, the quality must improve and access to care must increase. Core to achieving these three targets are:

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

Many available innovative healthcare technology companies are small. Recently founded startups lack marketing and operational knowledge to grow. We believe our technology can be applicable, but are short in teams who can scale, integrate and deploy the new technology and services. This is our opportunity.

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

Recent Developments

Change in Headquarters

On January 30, 2020 we announced a change in our corporate headquarters from Atlanta, Georgia to Denver, Colorado. In February 2021 the Company relocated its headquarters to Minneapolis, Minnesota to be closer to its clinic operations.

Appointment of Officers

Effective July 1, 2020, Ms. Julie R. Smith resigned as President, COO and Director of the Company.

On March 14, 2021, the Board of Directors appointed Philip Keller its Chief Financial Officer. In connection with Mr. Keller’s appointment as Chief Financial Officer, Mr. Lawrence Diamond will no longer serve as the Company’s Interim Chief Financial Officer. Mr. Diamond will continue to lead the Company’s growth and development as Chief Executive Officer and as a Director of the Board.

The 2020 Directors Advisory Agreement

On December 30, 2019, the Board of Directors of the Company approved Director Advisory Agreements for each Company Director (each an “Agreement,” collectively the “Agreements”). Each Agreement is for one (1) year and is effective immediately.

Each Agreement has three (3) components: (i) per the Agreement, each Director shall receive a $2,500 per month stipend, except that in any month in which there is a physical meeting of all of the Board of Directors it shall be $5,000. All fees and stipends will accrue until the Company has sufficient funding to pay it in total, of which $1,000 of the stipend will get priority treatment, along with other conventional payroll obligations; (ii) each Director will receive a restricted stock allocation of 1 million shares that shall be immediately issued to the Director on his appointment (or to his assignee(s)) with certain reverse vesting provisions subject to the Directors continued standing as a Board member, such that: 1/6th of the shares shall be fully vested within 180 days, 1/6th shall be fully vested as of 6 months, 1/6th shall be fully vested as of 12 months, 1/6th shall fully vest as of 24 months, 1/6th shall fully vest as of 30 months and 1/6th shall fully vest as of 36 months. If the Director has remained a member of the Board continuously through 36 months, the individual shall own 1 million shares of restricted stock with no further reverse vesting provisions. The restricted common stock issuances are considered appropriate additional annual compensation for active Board duties. All share grants will be subject to Rule 144 and will have a six-month holding period according to the Securities Act. If the Director leaves the Board during this 6-month holding period, then any shares not previously relieved of the reverse vesting provisions will be rescinded. The Company retains the right to issue these shares via a Stock Option program upon filing of the S-8 rather than issue restricted stock.

The Agreements further provide that any of the Directors may be removed on a vote of the majority of the disinterested members of the Board of Directors, as well as the terms of the Company's Bylaws, as amended, Certificate of Incorporation, as amended, and under the Delaware General Corporate Law (DGCL).

Appointment of Directors

Effective July 13, 2020, the Board appointed Dr. H. Faraz Naqvi, and Mr. Juan Carlos Iturregui, Esq.

Name Change

On February 4, 2020, the Board by written consent approved changing the name of the Company from “True Nature Holding, Inc.” to “Mitesco, Inc.” and to change the stock symbol from “TNTY” to “MITI”, which change was subsequently approved by FINRA.

Business Development Agreement

On March 2, 2020, the Company entered into an agreement with four senior executives from Minute Clinic James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty ( the “Sellers”) with the skills and know-how to assist the Company in the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology in States where full practice authority for nurse practitioners is supported (the “Business Development Agreement”). We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. We valued the 4,800 shares of the Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. Subsequent to year end the Company cancelled the Series A Preferred shares issued in this transaction and instead issued a total of 600,000 shares of restricted stock to satisfy this obligation.

Redemption of Certain Previously Issued Convertible Notes

On March 11, 2020, the Company paid in full a previously issued convertible notes with Power Up Lending Group, LTD. The Power Up Convertible Bridge Note dated September 12, 2019, in the amount of $45,000 was paid in full for $71,494.52, including all accrued interest.

Amendment to Warrants Previously Issued

On March 10, 2020, the Company completed an amendment with Crown Bridge Partners, LLC related to three warrants previously issued in conjunction with certain convertible notes. As a result of the agreement: (i) the first note was fully exercised through the issuance of 4,098,556 shares of common stock, and is now fully extinguished, (ii) the second note has been modified such that exactly 2,901,444 shares will be issued to fully satisfy the warrant, and (iii) the third warrant was fully extinguished with no shares issued and none to be issued.

Compensatory Arrangements

On March 9, 2020, the Board of Directors agreed to implement the 2020 Employee Stock Option Plan (the “2020 Plan”). The 2020 Plan calls for the issuance of up to 8,500,000 stock options, all subject to certain vesting and performance requirements. In conjunction with the Plan it has agreed to issue the following options to the two (2) officers and two (2) Directors of the Company.

The four outside Directors, Ronald Riewold, Tom Brodmerkel, Dr. H. Faraz Naqvi and Juan Carlos Iturregui received options to purchase up to 1,000,000 shares each, priced at $0.03, which all vested during fiscal 2020. Mr. Larry Diamond received options to purchase 2,500,000 shares, priced at $0.03, which were all vested during fiscal 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MITESCO, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE

52	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

54	CONSOLIDATED BALANCE SHEETS

55	CONSOLIDATED STATEMENTS OF OPERATIONS

56	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

57	CONSOLIDATED STATEMENTS OF CASH FLOWS

58	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mitesco, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mitesco, Inc. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters:

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

RBSM LLP

We have served as the Company’s auditor since 2020.

Henderson, NV

March 24, 2021

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

Houston, TX

March 31, 2020

MITESCO, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2020 AND DECEMBER 31, 2019

	December 31,	December 31,
ASSETS	2020	2019
Current assets
Cash and cash equivalents	$64,789	$83,245
Prepaid expenses	-	9,721
Total current assets	64,789	92,966

Right to use asset	310,361	-
Construction in progress	417,082	-
Fixed assets, net of accumulated depreciation of $1,572 and $0	6,282	7,854

Total Assets	$798,514	$100,820

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	1,069,331	648,714
Accrued interest	137,522	82,870
Derivative liabilities	807,682	1,488,423
Lease liability – operating leases, current portion	8,905	-
Convertible notes payable, net of discount of $756,795 and $646,888	317,405	77,112
Convertible note payable, in default	122,166	122,166
SBA Loan Payable	460,406	-
Other current liabilities	95,256	-
Preferred stock dividends payable	9,967	-
Total current liabilities	3,028,640	2,419,285

Lease Liability	312,099	-

Total Liabilities	$3,340,739	$2,419,285

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 400,000 shares designated Series X:
Preferred Stock, Series A, $0.01 par value, 4,800 and 0 shares issued and outstanding as of December 31, 2020 and 2019	48	-
Preferred Stock, Series X, $0.01 par value, 26,227 shares issued and outstanding as of December 31, 2020 and 2019	262	262
Common Stock, $0.01 par value, 500,000,000 shares authorized, 155,381,183 and 81,268,443 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,553,812	812,684
Additional paid-in capital	10,340,821	8,407,977
Stock payable	-	37,186
Accumulated deficit	(14,437,168)	(11,576,574)
Total (deficiency in) stockholders' equity	(2,542,225)	(2,318,465)

Total liabilities and stockholders' equity	$798,514	$100,820

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2020	2019

Revenue	$-	$3,500

Operating expenses:
General and administrative	2,533,569	1,447,582

Total operating expenses	2,533,569	1,447,582

Net Operating Loss	(2,533,569)	(1,444,082)

Other income (expense):
Grant income	3,000	-
Interest expense	(1,515,902)	(1,609,727)
Loss on conversion of liabilities to Preferred Stock	-	(255,176)
Gain on settlement of accounts payable	399,761	251,536
Gain on settlement of notes payable	35,236	70,000
Gain on settlement of accrued salary	6,988	-
Gain (loss) on revaluation of derivative liabilities	508,839	(709,431)
Gain on settlement of warrants	235,053	-
Loss on legal settlement	-	(26,924)
Loss on conversion of notes	-	(161,458)
Total other expense	(327,025)	(2,441,180)

Loss before provision for income taxes	(2,860,594)	(3,885,262)

Provision for income taxes	-	-

Net loss	$(2,860,594)	$(3,885,262)

Preferred Stock dividend	(75,535)	-

Net loss available to common shareholders	$(2,936,129)	$(3,885,262)

Net loss per share - basic and diluted	$(0.03)	$(0.09)

Weighted average shares outstanding - basic and diluted	105,177,272	45,248,520

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Total
Balance, December 31, 2018	-	$-	-	$-	31,598,236	$315,982	$5,684,208	$37,186	$(7,691,312)	$(1,653,936)
Common stock issued for services	-	-	-	-	300,000	3,000	19,005	-	-	22,005
Cancellation of common stock	-	-	-	-	(700,000)	(7,000)	7,000	-	-	-
Common stock issued to employees, subject to vesting	-	-	-	-	6,975,000	69,750	(69,750)	-	-	-
Vesting of shares by employees	-	-	-	-	-	-	212,187	-	-	212,187
Common stock issued for the conversion of convertible debt and accrued interest	-	-	-	-	38,179,083	381,791	407,146	-	-	788,937
Common stock issued for legal settlement	-	-	-	-	1,401,224	14,012	87,016	-	-	101,028
Settlement of derivative liabilities	-	-	-	-	-	-	881,296	-	-	881,296
Discount on convertible note due to beneficial conversion features	-	-	-	-	-	-	225,393	-	-	225,393
Discount on convertible note due to warrants	-	-	-	-	-	-	34,500	-	-	34,500
Imputed interest	-	-	-	-	-	-	9,018	-	-	9,018
Common stock issued for the cashless exercise of warrants	-	-	-	-	3,514,900	35,149	(35,149)	-	-	-
Gain on settlement of accounts payable with related party	-	-	-	-	-	-	35,532	-	-	35,532
Issuance of Preferred X for accounts payable and accrued liabilities	-	-	26,227	262	-	-	910,575	-	-	910,837
Net loss for the period	-	-	-	-	-	-	-	-	(3,885,262)	(3,885,262)
Balance, December 31, 2019	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)

Balance, December 31, 2019	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	67,623	-	-	67,623
Vesting of stock options issued to employees	-	-	-	-	-	-	421,502	-	-	421,502
Common stock issued for accrued salary	-	-	-	-	386,985	3,869	17,787	-	-	21,656
Common stock issued for services	-	-	-	-	200,000	2,000	5,680	-	-	7,680
Settlement of derivative liabilities	-	-	-	-	7,999,996	80,000	380,562	-	-	460,562
Gain on settlement of stock payable	-	-	-	-	-	-	-	(37,186)	-	(37,186)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	63,374,555	633,748	999,658	-	-	1,633,406
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	71,510	-	-	71,558
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	(75,535)	-	-	(75,535)
Issuance of Preferred X stock for dividends payable	-	-	-	-	2,151,204	21,511	44,057	-	-	65,568
Loss for the period	-	-	-	-	-	-	-	-	(2,860,594)	(2,860,594)
Balance, December 31, 2020	4,800	$48	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$(14,437,168)	$(2,542,225)

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,860,594)	$(3,885,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,572	-
Amortization of right-to-use asset	4,318	-
Loss on conversion of notes payable to common stock	-	161,458
Loss on conversion of liabilities to Preferred Stock	-	255,176
Loss on legal settlement	-	26,924
Gain on settlement of notes payable	(35,236)	(70,000)
Gain on settlement of accounts payable	(399,761)	(251,536)
Gain on conversion of accrued salary	(6,988)	-
(Gain) loss on revaluation derivative liabilities	(508,839)	709,431
(Gain) on settlement of warrants	(235,053)	-
Derivative expense	125,869	572,895
Amortization of discount on notes payable	1,128,885	848,845
Amortization of loan fees	30,000	-
Share-based compensation	568,363	234,192
Imputed interest	-	9,018

Changes in assets and liabilities:
Prepaid expenses	9,721	2,500
Accounts payable and accrued liabilities	522,758	524,858
Operating lease liability	6,325	-
Due to related parties	-	(4,543)
Other current liabilities	2,488	-
Accrued interest	125,310	81,575

Net cash used in operating activities	(1,520,862)	(784,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	-	(7,854)

Net cash used in investing activities	-	(7,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of discount	1,673,406	1,048,500
Principal payments on notes payable	(171,000)	(174,236)

Net cash provided by financing activities	1,502,406	874,264

Net increase (decrease) in cash and cash equivalents	(18,456)	81,941

Cash and cash equivalents at beginning of period	83,245	1,304

Cash and cash equivalents at end of period	$64,789	$83,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$86,241
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consulting fee prepaid with note payable and stock	$-	$9,721
Par value of shares returned for cancellation	$-	$7,000
Stock issued for conversion of debt and accrued interest	$1,633,406	$627,479
Stock issued for legal settlement	$-	$74,104
Preferred Stock issued for conversion of liabilities	$-	$655,661
Discount on notes payable due to warrants	$-	$34,500
Discount on notes payable due to derivative liabilities	$1,234,792	$1,087,000
Beneficial conversion features	$-	$225,393
Settlement of derivative liabilities	$460,562	$881,296
Cashless exercise of warrants	$290,000	$35,149
Gain on settlement of accounts payable - related parties	$-	$35,532
Preferred Stock dividends payable converted to common stock	$65,568	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

During 2020, our operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed The Good Clinic LLC, a Colorado limited liability company for our clinic business. We entered into an agreement with four senior executives from Minute Clinic James Woodburn, Kevin Lee Smith, Michael Howe and Rebecca Hafner-Fogarty (the “Sellers”) with the skills and know-how to assist the Company in the establishment of a series of clinics utilizing nurse practitioners and telemedicine technology in States where full practice authority for nurse practitioners is supported. We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. We valued the 4,800 shares of the Series A Preferred Stock at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant.

We opened our first The Good Clinic in Minneapolis, MN in the first quarter of 2021.

Note 2 - Financial Condition, Going Concern and Management Plans

As of December 31, 2020, the Company had cash of $64,789, current liabilities of $3,028,640, and has incurred a loss from operations. The Company’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company intends to: a) develop and own primary care clinics operated by nurse practitioners, b) develop and acquire telemedical technologies, and c) evaluate other healthcare related opportunities both domestically and on an international basis. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered discussions to do so with certain individuals and companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and submitted an application on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020 the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when no such loan had been received. Bank of America requested that the Company remit the funds received back to Bank of America. The Company is currently working with Bank of America on a repayment plan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

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

In August 2020, the former President and COO filed a complaint alleging discrimination under certain provisions of the anti-discrimination laws of that state. The Company believes that the action is without merit and it intends to vigorously defend itself. The Company does not believe it the action will have a material impact on the Company. As of the date of this filing the Company has been advised by the convening judicial organization that it has dismissed this matter, and as such the individual who initiated this action is open to pursue litigation in other venues if they desire.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Accounting – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries MitescoNA, LLC, The Good Clinic, LLC, and Acelerar Healthcare Holdings, LTD. In addition, we anticipate that we will rely on the operating activities of certain legal entities in which we will not maintain a controlling ownership interest but over which we will have indirect influence and of which we will be considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $64,789 and $83,245 as of December 31, 2020 and 2019.

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

The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the year ended December 31, 2020:

- The stock prices of $0.0198 to $0.0425 in these periods would fluctuate with the Company projected volatility.

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note or warrant ranged from 135.6% through 220.0% at derivative treatment, issuance, conversion, exercise, and quarters ends. The Company continues to trade with high volatility.

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

- A reset event would adjust the Notes conversion price triggered by either a capital raise; stock issuance; settlement; or conversion/exercise. The reset events are projected to occur annually starting 3 months following the date of valuation.

- For the variable rate Notes (30%, 39% or 45% discount), the Holder would convert with effective discount rates of 35.95% to 56.00% (based on the lookback terms).

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We adopted the ASU and related amendments on January 1, 2019. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. During the year ended December 31, 2020, we recorded a right-to-use asset and an operating lease liability in the amount of $328,500. This pronouncement is not expected to have an ongoing material effect on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We implemented this ASU on January 1, 2020, and the implementation of this pronouncement did not have a material effect on our financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4 – Net Loss Per Share Applicable to Common Shareholders

Net Loss per Share Applicable to Common Stockholders

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similarly to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of loss per share for the years ended December 31, 2020 and 2019, respectively:

	December 31,
	2020	2019
Numerator:
Net loss applicable to common shareholders	$(2,936,129)	$(3,885,262)

Denominator:
Weighted average common shares outstanding	105,177,272	45,248,520

Net loss per share data:
Basic and diluted	$(0.03)	$(0.09)

The Company excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2020 and 2019, the following shares were issuable and excluded from the calculation of diluted loss:

	December 31,
	2020	2019
Convertible Notes	79,475,904	36,135,065
Options	13,453,879	67,879
Warrants	-	2,800,000
Accrued interest on Preferred Stock	92,253	-
Total	93,022,036	39,002,944

Note 5 – Related Party Transactions

For the year ended December 31, 2020:

On February 27, 2020, the Company agreed to issue 1,000,000 ten-year options to its two non-management directors (a total of 2,000,000 options). These options have a fair value at issuance of $39,162 per director (a total of $78,324), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. On December 14, 2020, the exercise price of these options was changed to $0.03 per share reflecting the market price at the time (see note 10).

On March 2, 2020, the Company agreed to issue 1,500,000 ten-year options to each of its Chief Executive Officer, its President, and a consultant (a total of 4,500,000 options). These options had a fair value at issuance of $58,743 per individual (a total of $176,229), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. Julie R. Smith, the Company’s former President, Chief Operating Officer, and a Board member resigned effective June 30, 2020; the 1,500,000 options that the Company agreed to issue to Ms. Smith were cancelled; a total of $1,632 was charged to operations representing the fair value of these options through Ms. Smith’s resignation date. On December 14, 2020, the exercise price of the 1,500,000 options granted to each of its Chief Executive Officer and a consultant was changed to $0.03 per share reflecting the market price at the time (see note 10).

On June 1, 2020, the Company agreed to issue 1,000,000 ten-year options to a non-management director. These options have a fair value of $28,460, an exercise price of $0.03 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model.

On August 1, 2020, the Company agreed to issue 1,000,000 ten-year options to a non-management director. These options have a fair value of $56,037, an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. On December 14, 2020, the exercise price of these options was changed to $0.03 per share reflecting the market price at the time (see note 10). During the year ended December 31, 2020, the amount of $56,067 was charged to operations in connection these options.

On December 28, 2020, the Company agreed to issue 100,000 options with a fair value of $2,465 to each to its four non-management directors (a total of 400,000 options with a fair value of $9,860). These options have an exercise price of $0.03 per share and vested upon issuance. The Company valued these options using the Black-Scholes valuation model. During the year ended December 31, 2020, the amount of $2,465 was charged to operations in connection with each of these options grants (a total of $9,860 for 400,000 options).

On December 28, 2020, the Company agreed to issue 1,000,000 options with a fair value of $24,645 to each to Chief Executive Officer and to a consultant (a total of 2,000,000 options with a fair value of $49,290). These options have an exercise price of $0.03 per share, and vested upon issuance. The Company valued these options using the Black-Scholes valuation model. During the year ended December 31, 2020, the amount of $24,645 was charged to operations in connection with each of these options grants (a total of $49,290 for 2,000,000 options).

During the year ended December 31, 2020, the Company charged the amount of $67,623 to operations in connection with the vesting of restricted common stock as follows: $15,856 for shares issued to management; $32,614 for shares issued to Board members; and $7,135 related to shares issued to an employee. Julie R. Smith, our former President, Chief Operating Officer, and a Board member, resigned effective June 30, 2020; at the time of her resignation, a total of 1,000,000 shares of the Company’s common stock issued to Ms. Smith for compensation as a Board member were vested, and remain outstanding; an additional 250,000 shares of common stock issued to Ms. Smith for compensation as an officer were vested, and also remain outstanding; 750,000 shares of common stock to be issued to Ms. Smith for compensation as an officer had not vested, and these shares were cancelled. A total of $11,909 was charged to operations for the vesting of shares issued to Ms. Smith.

During the year ended December 31, 2020, the Company accrued dividends on its Series X Preferred Stock in the total amount of $65,568. Of this amount, a total of $8,000 was payable to officers and directors, $31,258 was payable to a related party shareholder, and $26,310 was payable to non-related parties.

On December 31, 2020, the Company issued 2,151,204 shares of common stock as payment for dividends accrued on its Series X Preferred Stock in the amount of $65,568. Of this amount, a total of 262,478 shares in the amount of $8,000 were issued to officers and directors; 1,025,514 shares in the amount of $31,528 were issued to a consultant; and 863,212 shares in the amount of $26,310 were issued to non-related parties.

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

The shares of Series X Preferred Stock were issued as follows:

	Type of		Share	Liability
Name	Liability	# shares	Value	Amount		Loss

Ronald Riewold, Director	Deferred Compensation	1,200	$41,675	$30,000		$(11,675)
Larry Diamond, Director and CEO	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
Julie R. Smith, Director, COO and President (c) (now ex-Officer and Director)	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
James Crone, ex-Officer and Director	Deferred Compensation	2,884	$100,158	$72,089		$(28,069)
Louis Deluca, ex-Officer and Director	Deferred Compensation	2,400	$83,350	$60,000		$(23,350)
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503	$434,216	$312,572	(a)	$(121,644)
Frank Lightmas	Legal fees	3,240	$112,522	$81,000	(b)	$(31,522)
Total		26,227	$910,837	$655,661		$(255,176)

(a) Amount consists of accounts payable for consulting services of $174,813, and principal plus interest due on notes payable in the amount of $137,759.

(b) Amount consists of $71,279 in legal fees due and $9,721 in prepaid legal fees.

(c) Ms. Smith resigned effective July 1, 2020.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Trade accounts payable	$824,405	$529,866
Accrued payroll and payroll taxes	244,926	92,799
Credit card payable	-	26,049
Total	$1,069,331	$648,714

During the year ended December 31, 2020, the amount of $26,049 was reclassified from accrued liabilities to other current liabilities.

Note 7 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company has an operating lease for its clinic with a remaining lease term of approximately 7.5 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the years ended December 31, 2020 and 2019 amounted to $10,642 and $0, respectively. The Company’s ROU asset amortization for the years ended December 31, 2020 and 2019 was $4,318 and $0, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

Right to use assets – operating leases are summarized below:

	December 31, 2020	December 31, 2019
Clinic	$310,361	$-
Right to use assets, net	$310,361	$-

Operating lease liabilities are summarized below:

	December 31, 2020	December 31, 2019
Clinic	321,004	$-
Lease liability	$321,004	$-
Less: current portion	(8,905)
Lease liability, non-current	$312,099	$-

Maturity analysis under these lease agreements are as follows:

For the period ended December 31, 2021	$47,671
For the period ended December 31, 2022	63,798
For the period ended December 31, 2023	64,937
For the period ended December 31, 2024	66,456
For the period ended December 31, 2025	67,975
Thereafter	200,003
Total	$510,840
Less: Present value discount	(189,836)
Lease liability	$321,004

Note 8 – Debt

August 2014 Series C Convertible Debenture

As part of the restructuring, all debentures issued by Trunity Holdings, Inc., to fund the former, educational business, were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series C Convertible Debenture (the “Series C Debenture”) in August 2014 with an aggregate face value of $100,000 in exchange for the cancellation of Series B Convertible Debentures with a carrying value of $110,833 did not convert such debenture. The Series C Convertible Debenture accrues interest at an annual rate of 10%, matured November 2015, and is convertible into our common stock at a conversion rate of $20.20 per share. The holders of the Series C Debenture also received five-year warrants to acquire up to 4,950 shares post-split of common stock for an exercise price of $20.20 per share. The former educational business allocated the face value of the Series C Debenture to the warrants and the debentures based on its relative fair values, and allocated to the warrants, which was recorded as a discount against the Series C Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series C Debenture is currently in default. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

November 2014 Series D Convertible Debenture

As part of the restructuring all debentures issued by Trunity Holdings, Inc., to fund the former, educational business were eligible to participate in a debt conversion; however, one debenture holder that was issued a Series D Convertible Debenture (the “Series D Debenture”) in November 2014 with an aggregate face value of $10,000 in exchange for the cancellation of Series B Convertible Debenture with a carrying value of $11,333 did not participate in the debt conversion restructuring. The Series D Debenture accrues interest at an annual rate of 12%, matured November 2015, and is convertible into our common stock at a conversion rate of $16.67 per share. The holders of the Series D Debenture also received five-year warrants to acquire up to 495 shares of common stock for an exercise price of $20.20 per share on a post-split basis. The former educational business allocated the face value of the Series D Debenture to the warrants and the debentures based on their relative fair values, and allocated to the warrants, which was recorded as a discount against the Series D Debenture, with an offsetting entry to additional paid-in capital. The discount was fully expensed upon execution of the new debentures as debt extinguishment costs within discontinued operations. The Series D Debenture is currently in default. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

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

Upon issuance of the Convertible Note A, the lender was awarded 15,000 restricted common stock as an origination fee which includes piggy-back registration rights. On September 19, 2016, the Company issued the lender an additional 15,000 restricted common stock at a price of $0.30 per share to extend the term of the loan agreement indefinitely. The cost to the Company was $4,050 in interest expense. On August 10, 2017, the Company issued 25,000 shares of common stock with a fair value of $3,750 for accrued interest through August 1, 2017 in the amount of $7,860. In April 2018, the Company issued 75,000 shares of common stock with a value of $7,500 as consideration for an extension of the term of the loan to July 1, 2018, and on August 13, 2018, the Company issued an additional 75,000 shares of common stock with a value of $6,750 for an extension of the term of the loan to October 31, 2018. During the year ended December 31, 2019, the lender converted principal in the amount of $15,000 into 120,000 shares of common stock. The Company recorded a loss in the amount of $13,867 on this conversion. Also, during the year ended December 31, 2019, the Company made a principal payment in the amount of $4,000 on this note. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 11

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On September 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 11”) in the aggregate principal amount of $45,000. The Power Up Note 11 entitled the holder to 12% interest per annum and matures on July 15, 2020. Under the Power Up Note 11, Power Up had the right to convert all or a portion of the outstanding principal of the Power Up Note 11 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Power Up Note 11, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price meant 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up could not convert the Power Up Note 11 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Power Up Note 11 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Power Up Note 11, then such redemption premium was 120%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium 125%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 130%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 135%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Power Up Note 11, there shall be no further right of prepayment. The Company recorded an original issue discount in the amount of $3,000 in connection with the Power Up Note 11; $3,000 was amortized to interest expense during the year ended December 31, 2019. The Company accrued interest in the amount of $1,642 on the Power Up Note 11 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $47,187 existed in connection with the variable rate conversion feature of the Power Up Note 11. $45,000 of this amount was charged to discount on the Power Up Note 11, and $2,187 was charged to interest expense.

During the year ended December 31, 2020, the Company made a cash payment in the amount of $74,195 on the Power Up Note 11 which fully satisfied this obligation. This amount consisted of $45,000 of principal, $2,680 of accrued interest, and $23,815 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 11 at the time of payment, and recorded a gain on revaluation in the amount of $35,420. The Company credited the fair value of the derivative liability at the time of payment in the amount of $21,266 to additional paid-in capital. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 12

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On October 7, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 12”) in the aggregate principal amount of $53,000 and an original issue discount of $3,000. The Power Up Note 12 entitled the holder to 12% interest per annum and matured on August 15, 2020. Under the Power Up Note 12, Power Up had the right to convert all or a portion of the outstanding principal of the Power Up Note 12 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price meant 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up could not convert the Power Up Note 12 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Power Up Note 12 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Power Up Note 12, then such redemption premium was 120%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 125%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 130%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 135%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Power Up Note 12, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,499 on the Power Up Note 12 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $54,969 existed in connection with the variable rate conversion feature of the Power Up Note 12. $53,000 of this amount was charged to discount on the Power Up Note 12, and $2,187 was charged to interest expense. $6,502 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company made a cash payment in the amount of $84,231 on the Power Up Note 12 which fully satisfied this obligation. This amount consisted of $53,000 of principal, $3,312 of accrued interest, and $27,919 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 12 at the time of payment, and recorded a gain on revaluation in the amount of $4,247. The Company credited the fair value of the derivative liability at the time of payment in the amount of $62,569 to additional paid-in capital. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Power Up Note 13

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On November 11, 2019, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which Power Up agreed to purchase a convertible promissory note (the “Power Up Note 13”) in the aggregate principal amount of $73,000 and an original issue discount of $3,000. The Power Up Note 13 entitled the holder to 12% interest per annum and matures on August 30, 2020. Under the Power Up Note 13, Power Up had the right to convert all or a portion of the outstanding principal of the Power Up Note 13 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Power Up Note 12, at a price equal to the higher of the variable conversion price or $0.00006 per share. The variable conversion price meant 55% of lowest trading price during the 25 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up could not convert the Power Up Note 13 to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Power Up Note 13 within 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 115%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Power Up Note 13, then such redemption premium was 120%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 125%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 130%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 135%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Power Up Note 13, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,414 on the Power Up Note 13 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $73,529 existed in connection with the variable rate conversion feature of the Power Up Note 13. $73,000 of this amount was charged to discount on the Power Up Note 13, and $529 was charged to interest expense. $6,091 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company made a cash payment in the amount of $115,980 on the Power Up Note 13 which fully satisfied this obligation. This amount consisted of $73,000 of principal, $4,728 of accrued interest, and $38,252 of prepayment penalty. The Company revalued the derivative liability associated with the Power Up Note 13 at the time of payment, and recorded a gain on revaluation in the amount of $4,882. The Company credited the fair value of the derivative liability at the time of payment in the amount of $86,380 to additional paid-in capital. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 1

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On November 22, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”) pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 1”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 1 entitled the holder to 12% interest per annum and matures on November 22, 2020. Under the Eagle Equities Note 1, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 1 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 1, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 1 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 1 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 1, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 1, there shall be no further right of prepayment. The Company accrued interest in the amount of $3,367 on the Eagle Equities Note 1 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $271,694 existed in connection with the variable rate conversion feature of the Eagle Equities Note 1. $256,000 of this amount was charged to discount on the Eagle Equities Note 1, and $15,694 was charged to interest expense. $7,784 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock; on July 9, 2020, principal of $45,000 and accrued interest of $3,405 were converted at a price of $0.01518 per share into 3,188,735 shares of common stock; on July 17, 2020, principal of $50,000 and accrued interest of $3,917 were converted at a price of $0.01572 per share into 3,429,814 shares of common stock; and on July 30, 2020, principal of $45,000 and accrued interest of $3,720 were converted at a price of $0.021 per share into 2,320,000 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 2

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 2”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 2 entitled the holder to 12% interest per annum and matures on December 19, 2020. Under the Eagle Equities Note 2, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 2 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 2, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 2 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 2 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 2, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 2, there shall be no further right of prepayment. The Company accrued interest in the amount of $1,094 on the Eagle Equities Note 2 during the year ended December 31, 2019. During the year ended December 31, 2019, the Company determined that a derivative liability in the amount of $277,476 existed in connection with the variable rate conversion feature of the Eagle Equities Note 2. $256,000 of this amount was charged to discount on the Eagle Equities Note 2, and $21,476 was charged to interest expense. $8,393 of the discount was charged to operations during the year ended December 31, 2019.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 2 converted the following amounts of principal and accrued interest to common stock: On August 20, 2020, principal of $56,000 and accrued interest of $4,573 were converted at a price of $0.01896 per share into 3,194,796 shares of common stock; On September 1, 2020, principal of $50,000 and accrued interest of $4,283 were converted at a price of $0.01806 per share into 3,005,721 shares of common stock; On September 9, 2020, principal of $50,000 and accrued interest of $4,417 were converted at a price of $0.0153 per share into 3,556,645 shares of common stock; on September 25, 2020, principal of $50,000 and accrued interest of $4,683 were converted at a price of $0.0153 per share into 3,574,074 shares of common stock; and on October 6, 2020, principal of $50,000 and accrued interest of $4,867 were converted at a price of $0.0153 into 3,586,078 shares of common stock. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 3

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On January 24, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 3”) in the aggregate principal amount of $256,000 and an original issue discount of $6,000. The Eagle Equities Note 3 entitled the holder to 12% interest per annum and matures on January 24, 2021. Under the Eagle Equities Note 3, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 3 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 3, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 3 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 3 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 3, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 3, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $272,412 existed in connection with the variable rate conversion feature of the Eagle Equities Note 3. $250,000 of this amount was charged to discount on the Eagle Equities Note 3, and $22,412 was charged to interest expense.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 3 converted the following amounts of principal and accrued interest to common stock: On October 15, 2020, principal of $50,000 and accrued interest of $4,367 were converted at a price of $0.01566 per share into 3,471,711 shares of common stock; On October 29, 2020, principal of $50,000 and accrued interest of $4,600 were converted at a price of $0.023 per share into 4,439,024 shares of common stock; On November 11, 2020, principal of $33,000 and accrued interest of $3,179 were converted at a price of $0.011 per share into 3,259,369 shares of common stock; on November 17, 2020, principal of $35,000 and accrued interest of $3,442 were converted at a price of $0.011 per share into 3,482,065 shares of common stock; on November 25, 2020, principal of $44,000 and accrued interest of $4,444 were converted at a price of $0.0108 per share into 4,485,556 shares of common stock; and on December 4, 2020, principal of $44,000 and accrued interest of $4,576 were converted at a price of $0.0108 per share into 4,497,778 shares of common stock. Details of activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 4

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 4”) in the aggregate principal amount of $129,000 and an original issue discount of $4,000. The Eagle Equities Note 4 entitled the holder to 12% interest per annum and matured on March 10, 2021. Under the Eagle Equities Note 4, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 4 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 4, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 4 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 4 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 4, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 4, there shall be no further right of prepayment. During the three months ended March 31, 2020, the Company determined that a derivative liability in the amount of $139,021 existed in connection with the variable rate conversion feature of the Eagle Equities Note 4. $125,000 of this amount was charged to discount on the Eagle Equities Note 4, and $14,021 was charged to interest expense.

During the year ended December 31, 2020, the holder of the Eagle Equities Note 4 converted the following amounts of principal and accrued interest to common stock: On December 16, 2020, principal of $45,000 and accrued interest of $4,200 were converted at a price of $0.0108 per share into 4,555,556 shares of common stock. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 5

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On April 8, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 5”) in the aggregate principal amount of $100,000 and an original issue discount of $4,000. The Eagle Equities Note 5 entitled the holder to 12% interest per annum and matures on April 8, 2021. Under the Eagle Equities Note 5, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 5 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 5, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 5 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 5 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 5, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 5, there shall be no further right of prepayment. During the three months ended June 30, 2020, the Company determined that a derivative liability in the amount of $106,576 existed in connection with the variable rate conversion feature of the Eagle Equities Note 5. $100,000 of this amount was charged to discount on the Eagle Equities Note 5, and $6,576 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 6

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On July 1, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 6”) in the aggregate principal amount of $200,200 with an original issue discount of $18,200. The amount received was also net of fees in the amount of $7,000, which were charged to interest expense during the period. The Eagle Equities Note 6 entitled the holder to 12% interest per annum and matures on July 1, 2021. Under the Eagle Equities Note 6, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 6 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 6, at a price equal to 60% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 6 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 6 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 6, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 6, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $218,148 existed in connection with the variable rate conversion feature of the Eagle Equities Note 6. $200,200 of this amount was charged to discount on the Eagle Equities Note 6, and $17,948 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 7

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On August 20, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 7”) in the aggregate principal amount of $200,200 with an original issue discount of $18,200. The amount received was also net of fees in the amount of $7,000, which were charged to interest expense during the period. The Eagle Equities Note 7 entitled the holder to 12% interest per annum and matures on August 20, 2021. Under the Eagle Equities Note 7, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 7 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 7, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities may not convert the Eagle Equities Note 7 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepays the Eagle Equities Note 7 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 7, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 7, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $215,403 existed in connection with the variable rate conversion feature of the Eagle Equities Note 7. $200,200 of this amount was charged to discount on the Eagle Equities Note 7, and $15,203 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 8

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On September 30, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 8”) in the aggregate principal amount of $114,400 with an original issue discount of $10,400. The amount received was also net of fees in the amount of $4,000, which were charged to interest expense during the period. The Eagle Equities Note 8 entitled the holder to 12% interest per annum and matures on September 30, 2021. Under the Eagle Equities Note 8, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 8 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 8, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 8 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 8 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 8, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 8, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $117,309 existed in connection with the variable rate conversion feature of the Eagle Equities Note 8. $114,400 of this amount was charged to discount on the Eagle Equities Note 8, and $2,909 was charged to interest expense. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 9

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On October 29, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 9”) in the aggregate principal amount of $114,400 with an original issue discount of $10,400. The amount received was also net of fees in the amount of $4,000, which were charged to discount on convertible notes during the period. The Eagle Equities Note 9 entitled the holder to 12% interest per annum and matures on October 29, 2021. Under the Eagle Equities Note 9, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 9 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 9, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 9 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 9 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment was made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 9, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 9, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $86,432 existed in connection with the variable rate conversion feature of the Eagle Equities Note 9; this amount was charged to discount on the Eagle Equities Note 9. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Eagle Equities Note 10

This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities agreed to purchase a convertible promissory note (the “Eagle Equities Note 10”) in the aggregate principal amount of $220,000 with an original issue discount of $20,000. The amount received was also net of fees in the amount of $8,000, which were charged to discount on convertible notes during the period. The Eagle Equities Note 10 entitled the holder to 12% interest per annum and matures on December 9, 2021. Under the Eagle Equities Note 10, Eagle Equities had the right to convert all or a portion of the outstanding principal of the Eagle Equities Note 8 into shares of Common Stock beginning on the date which was 180 days from the issuance date of the Eagle Equities Note 9, at a price equal to 70% of lowest traded price during the 20 day trading period ending on the day the conversion notice was received by the Company, provided, however, that Eagle Equities could not convert the Eagle Equities Note 10 to the extent that such conversion would result in beneficial ownership by Eagle Equities and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. If the Company prepaid the Eagle Equities Note 10 during the 30 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Eagle Equities Note 10, then such redemption premium was 116%; if such prepayment was made from the sixty first 61st to the 90th day after issuance, then such redemption premium was 122%; and if such prepayment was made from the 91st to the 120th day after issuance, then such redemption premium was 128%; and if such prepayment was made from the 121st to the 150th day after issuance, then such redemption premium was 134%; and if such prepayment was made from the 151st to the 180th day after issuance, then such redemption premium was 140%. After the 180th day following the issuance of the Eagle Equities Note 9, there shall be no further right of prepayment. The Company determined that a derivative liability in the amount of $118,160 existed in connection with the variable rate conversion feature of the Eagle Equities Note 10; this amount was charged to discount on the Eagle Equities Note 10. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

PPP Loan

On May 4, 2020, the Company received loan proceeds from Bank of America in the amount of $460,406 under the Paycheck Protection Program (the “PPP Loan”).

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when the Company never applied for or received such a loan. Bank of America requested that the Company return the funds it received back to Bank of America. The Company is currently negotiating a repayment plan with Bank of America. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition. Details of additional activity for the year ended December 31, 2020 are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

					Interest	Amortization
					Expense	of Discount	Discount
	Principal Balance		Accrued Interest		Year Ended	Year Ended	Balance
	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2020	12/31/2020
Series C Convertible Debenture	$110,833	$110,833	$68,823	$57,709	$11,114	$-	$-

Series D Convertible Debenture	11,333	11,333	8,390	7,026	1,364	-	-

Convertible Note A	41,000	41,000	12,035	7,101	4,934	-	-

Power Up Note 11	-	45,000	-	1,805	875	34,498	-

Power Up Note 12	-	53,000	-	1,499	1,813	46,014	-

Power Up Note 13	-	73,000	-	1,488	3,240	66,554	-

Eagle Equity Note 1	-	256,000	-	3,367	15,660	248,216	-

Eagle Equity Note 2	-	256,000	-	1,010	21,813	247,605	-

Eagle Equity Note 3	-	-	-	-	24,608	256,000	-

Eagle Equity Note 4(a)	84,000	-	8,132	-	12,332	93,097	35,903

Eagle Equity Note 5(b)	100,000	-	8,779	-	8,779	44,747	55,253

Eagle Equity Note 6(c)	200,200	-	12,112	-	12,112	51,473	148,727

Eagle Equity Note 7(d)	200,200	-	8,754	-	8,754	20,161	180,039

Eagle Equity Note 8(e)	114,400	-	3,498	-	3,498	1,380	113,020

Eagle Equity Note 9(f)	114.400		2,369		2,369	6,053	90,779

Eagle Equity Note 10(g)	220.000		1,591		1,591	5,087	133,074

PPP Loan	460,406	-	3,039	-	3,037	-	-

Other	-	-	-	1,865	3,269	8,000	-

Total	$1,656,772	$846,166	$137,522	$82,870	$141,162	$1,128,885	$756,795

(a) Subsequent to December 31, 2020, $84,000 of principal and $8,398 of accrued interest of this note were converted to a total of 7,629,714 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(b) Subsequent to December 31, 2020, $100,000 of principal and $9,317 of accrued interest of this note were converted to a total of 8,782,885 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(c) Subsequent to December 31, 2020, $200,000 of principal and $13,864 of accrued interest of this note were converted to a total of 13,734,672 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations.

(d) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $200,200 and all accrued interest and prepayment penalties due under this note were converted to a total of 1,184,148 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations

(e) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $114,400 and all accrued interest and prepayment penalties due under this note were converted to a total of 639,593 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations

(f) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $114,400 and all accrued interest and prepayment penalties due under this note were converted to a total of 605,177 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations

(g) Subsequent to December 31, 2020, the Company entered into a settlement agreement whereby principal of $200,200 and all accrued interest and prepayment penalties due under this note were converted to a total of 1,095,131 shares of the Company’s common stock. As of the date of this filing this note is fully satisfied and there are no further obligations

The total amount of notes payable at December 31, 2020 and December 31, 2019 is presented in Notes Payable Table 2 below:

Notes Payable Table 2:

	December 31, 2020	December 31, 2019
Total notes payable	$1,656,772	$846,166
Less: Discount	(756,795)	(646,888)
Notes payable - net of discount	$899,977	$199,278

Current Portion, net of discount	$899,977	$199,278
Long-term portion, net of discount	$-	$-

Note 9 – Derivative Liabilities

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

Derivative liability activity for the years ended December 31, 2019 and 2020 are summarized in the table below:

December 31, 2018	$-
Conversion features issued	1,472,320
Warrants issued	187,968
Settled upon conversion or exercise	(689,469)
Settled upon payment of note	(191,827)
Loss on revaluation	709,431
December 31, 2019	$1,488,423

Conversion features issued	1,273,463
Settled upon conversion or exercise	(1,296,416)
Settled upon payment of note	(148,949)
Gain on revaluation	(508,839)
December 31, 2020	$807,682

Note 10 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 155,381,183 and 81,268,443 shares were issued and outstanding at December 31, 2020 and December 31, 2019, respectively.

Common Stock Transactions During the Year Ended December 31, 2020

The Company entered into agreements with two note holders regarding the exercise price of warrants held by the note holders. These agreements resulted in the following: (i) on January 29, 2020, the Company issued 1,000,000 shares of common stock, and the note holders agreed to cancel 2,769,482 warrants; the Company recorded a gain in the amount of $77,652 on this transaction; (ii) on February 19, 2020, the Company issued 4,098,556 shares of common stock for the exercise of 4,480,938 warrants in a cashless transaction; the Company recorded a gain in the amount of $182,295 on this transaction, which is included in gain on derivative liabilities.

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

The Company issued, in nineteen transactions and at prices ranging from $0.0108 to $0.0120 per share, a total of 63,374,555 shares in connection with the conversion of principal and interest of convertible notes payable in the aggregate amounts of $813,000 and $70,658. No gain or loss was recognized on these transactions. See note 8.

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

The Company charged the amount of $67,623 to operations in connection with the vesting of stock granted to its officers, Board members, and employees.

The Company charged the amount of $421,502 to operations in connection with the vesting of stock options granted to its officers, Board members, consultants and employees.

On December 31, 2020. the Company issued 2,151,204 shares of common stock at a price of $0.0305 per share as payment of accrued dividends on the Series X Preferred Stock.

Common Stock Transactions During the Year Ended December 31, 2019

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

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 27,324 shares as Series X Preferred Stock, and 3,000,000 as Series A Preferred Stock. There are no Series A Preferred shares issued as of the date of this filing.

Series A Preferred Stock

We issued 4,800 and 0 shares of our 12% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) as of December 31, 2020 and December 31, 2019, respectively. The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series A Preferred Stock. The Series A Preferred Stock is not redeemable prior to March 3, 2022. The Series A Preferred Stock will accrue dividends at the rate of 12% on $25.00 per share.

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

■	We have not yet generated revenues from our current business plan and we do not presently have a reserve to pay dividends that will be due in the future on the Series A Preferred Stock;
■	No dividends will be paid or set apart for payment by us at any time if it would violate the terms of any agreement in which we are a party to or that we may enter into in the future;
■	The Series A Preferred Stock may be redeemed by us on or after March 3, 2022, for a cash redemption price of $25.00 per share if certain requirements are met;
■	The Series A Preferred Stock is not convertible into our Common Stock; and
■	If we fail to pay a dividend on the Series A Preferred, holders will not receive additional interest or fees in respect to such dividend.

Series A Preferred Stock Transactions During the Year Ended December 31, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly-formed subsidiary The Good Clinic, LLC. The Company has valued these shares at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the year ended December 31, 2020, the Company accrued dividends in the amount of $9,967 on the Series A Preferred Stock. At December 31, 2020, dividend payable on the Series A Preferred Stock was $9,967. At December 31, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 755,076 shares of common stock based upon the average price of $0.0132 per share for the five day period ended December 31, 2020. Subsequent to year end the Company cancelled these shares and instead issued a total of 600,000 shares of restricted common stock to the holders.

Series A Preferred Stock Transactions During the Year Ended December 31, 2019

None.

Series X Preferred Stock

The Company has 26,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of December 31, 2020 and December 31, 2019. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Year Ended December 31, 2020

During the year ended December 31, 2020, the Company accrued dividends in the amount of $65,568 on the Series X Preferred Stock. On December 31, 2020, the Company issued 2,151,204 shares of common stock at a price of $0.0305 per share in satisfaction of the accrued dividends on the Series X Preferred Stock. The price of the common stock issued was equal to the average closing price over the five days prior the date of conversion. At December 31, 2020, dividend payable on the Series X Preferred Stock was $0.

Series X Preferred Stock Transactions During the Year Ended December 31, 2019

On December 31, 2019, the Company issued a total of 26,227 shares of Series X Preferred Stock in settlement of various liabilities. All of the entities who received these shares were related parties, either because they were officer and or directors, or because the voting rights attached to these shares created a related party relationship.

The shares of Series X Preferred Stock were issued as follows:

	Type of		Share	Liability
Name	Liability	# shares	Value	Amount		Loss

Ronald Riewold, Director	Deferred Compensation	1,200	$41,675	$30,000		$(11,675)
Larry Diamond, Director and CEO	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
Julie R. Smith, Director and President (now ex-Officer and Director)	Deferred Compensation	2,000	$69,458	$50,000		$(19,458)
James Crone, ex-Officer and Director	Deferred Compensation	2,884	$100,158	$72,089		$(28,069)
Louis Deluca, ex-Officer and Director	Deferred Compensation	2,400	$83,350	$60,000		$(23,350)
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503	$434,216	$312,572	(a)	$(121,644)
Frank Lightmas	Legal fees	3,240	$112,522	$81,000	(b)	$(31,522)
Total		26,227	$910,837	$655,661		$(255,176)

(a) amount consists of accounts payable for consulting services of $174,813, and principal plus interest due on notes payable in the amount of $137,759.

(b) Amount consists of $71,279 in legal fees due and $9,721 in prepaid legal fees.

Stock Options

The following table summarizes the options outstanding at December 31, 2020 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03	13,453,879	9.42	$0.03	11,303,879	$0.03
	13,453,879	9.42	$0.03	11,303,879	$0.03

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at December 31, 2018	67,879	$0.03
Granted	-	-
Cancelled	-	-

Outstanding at December 31, 2019	67,879	$0.03

Granted	14,886,000	$0.03
Cancelled	(1,500,000)	0.03
Outstanding at December 31, 2020	13,453,879	$0.03

Exercisable at December 31, 2020 (B)	11,303,879	$0.03

(A)

On December 14, 2020, the Company reset the exercise price of all the options then outstanding options to $0.03 per share. This included 150,000 options previously priced at $0.04 per share; 7,450,000 options previously priced at $0.05 per share; 1,000,000 options previously priced at $0.06 per share; and 67,879 options previously prices at $21.40 per share. The Company valued these options as of December 14, 2020, at the original exercise price and at the new price of $0.03 per share and charged the increase in value in the amount of $4,113 to operations during the year ended December 31, 2020. The exercise prices of all options are shown at the restated price of $0.03 per share.

(B)

On December 28, 2020, the Company accelerated the vesting of certain of its options issued to Board members, management, and consultants, resulting in a charge to operations in the amount of $164,647 during the year ended December 31, 2020.

At December 31, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $71,156.

The Company valued stock options during the years ended December 31, 2020 and 2019 using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2020	2019
Volatility	149.4% to 209.6%	228.0% to 229.4%
Dividends	$-	$-
Risk-free interest rates	0.55% to 1.30%	1.75% to 2.53%
Term (years)	5.00	5.00

Warrants

The following table summarizes the warrants outstanding at December 30, 2020 and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2018	1,167,653	$2.18

Granted	400,000	$0.00858
Additional warrants due to trigger of ratchet feature	6,659,382	$0.00858
Exercised – cashless conversion	(3,514,900)	$0.00858
Forfeited	(2,769,482)	$0.00858
Expired	(142,653)	17.42
Outstanding at December 31, 2019	1,800,000	$0.00858

Granted	6,582,382	$0.00858
Exercised	(8,382,382)	$0.0561
Outstanding at December 31, 2020	-	$-

Note 11 – Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $5,860,000, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019

Current	$-	$-
Deferred	-	-
Total	$-	$-

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory income tax rate of 21.0% for the years ended December 31, 2020 and 2019 to the loss before taxes as a result of the following differences:

	2020	2019
Loss before income taxes	$(2,936,129)	$(3,885,262)
Statutory tax rate	21.0%	21.0%
Total tax benefit at statutory rate	(616,587)	(815,915)

Permanent difference – meals and entertainment, Preferred Stock dividend	(41,930)	30
Total	(658,517)	(815,885)

Changes in valuation allowance	658,517	815,885
Income tax expense	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2020, and 2019 significant components of the Company’s deferred tax assets are as follows:

	2020	2019
Deferred Tax Assets (Liabilities):
Accrued payroll	$41,000	$14,000
ASC842-ROU Asset	65,000	-
ASC842-ROU (Liability)	(67,000)	-
Gain from derivatives	(107,000)	-
Stock based compensation	119,000	-
Depreciation	(1,000)	-
Net operating loss	5,861,000	5,239,000
Net deferred tax assets (liabilities)	5,911,000	5,253,000
Valuation allowance	(5,911,000)	(5,253,000)
Net deferred tax assets (liabilities)	$-	$-

Note 12 – Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2020 and 2019.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$807,692	$807,682

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,488,423	$1,488,423

Note 13 – Commitments and Contingencies

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

On August 18, 2020, the Company received formal notice that a complaint has been filed with the Colorado Civil Rights Division by Ms. Smith naming the Company as the Respondent. The Company believes the claims are frivolous and intends to vigorously defend against the allegations. As of the date of this filing the Company has been advised that the Colorado Civil Rights Division has dismissed this matter effective March 1, 2021. Ms. Smith requested a “Right-to-Sue” letter, which she received, giving her a right to sue in District Court for 90 days from the date of the dismissed action.

Note 14 – Subsequent Events

Increase of Shares in Stock Option Plan

On January 19, 2021, the Company increased the number of shares of common stock available in its stock option plan to 25,000,000 shares.

Common Stock Issued for Conversion of Notes Payable

On January 4, 2021, the Company issued 4,123,750 shares of common stock at a price of $0.012 per share pursuant to the conversion of $45,000 of principal and $4,485 of accrued interest in Eagle Equities Note 4.

On January 6, 2021, the Company issued 3,505,964 shares of common stock at a price of $0.01224 per share pursuant to the conversion of $39,000 of principal and $3,913 of accrued interest in Eagle Equities Note 4.

On January 11, 2021, the Company issued 4,463,507 shares of common stock at a price of $0.01224 per share pursuant to the conversion of $50,000 of principal and $4,633 of accrued interest in Eagle Equities Note 5.

On January 14, 2021, the Company issued 4,319,378 shares of common stock at a price of $0.01266 per share pursuant to the conversion of $50,000 of principal and $4,683 of accrued interest in Eagle Equities Note 5.

On January 21, 2021, the Company issued 6,449,610 shares of common stock at a price of $0.0154 per share pursuant to the conversion of $93,000 of principal and $6,324 of accrued interest in Eagle Equities Note 6.

On January 28, 2021, the Company issued 7,285,062 shares of common stock at a price of $0.01575 per share pursuant to the conversion of $107,200 of principal and $7,540 of accrued interest in Eagle Equities Note 6.

From January 29, 2021 through March 21, 2021, the Company entered into Securities Purchase Agreements with 45 investors for the sale of 6,192,000 shares of the Company’s restricted common stock at a price of $0.25 per share for aggregate proceeds of  $1,548,000. The price was determined based on the prior day ten day average closing price, less a 20% discount for the risk associated with restricted stock. These transactions were executed directly by the Company and no brokers, dealers or representatives were involved.

On February 1, 2021, the Company opened the first location of The Good Clinic in Minneapolis, Minnesota. The Good Clinic is a PLLC and is operated by third party shareholders. The Company considers The Good Clinic a variable interest entity, and will include the financial statements of The Good Clinic in its consolidated financial statements beginning with the quarter ending March 31, 2021.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 7 whereby the Company issued 1,184,148 shares of common stock at a price of $0.24984 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 8 whereby the Company issued 639,593 shares of common stock at a price of $0.23851 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 9 whereby the Company issued 605,177 shares of common stock at a price of $0.24984 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 10 whereby the Company issued 1,095,131 shares of common stock at a price of $0.23748 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note.

On February 22, 2021, the Company issued 336,000 shares of common stock for the exercise of options at a price of $0.03 per share.

On March 1, 2021, the State of Colorado Department of Regulatory Agencies sent a letter to Julie R. Smith dismissing her right to sue the Company pursuant to CCRD Complaint Number: E2100009516x – Julie R. Smith v. True Nature Holdings.

On March 11, 2021, the Company issued 600,000 shares of common stock to four officers of The Good Clinic in exchange for 4,800 shares of Series A Preferred Stock. The 4,800 shares of Series A Preferred Stock were cancelled.

On March 14, 2021, the Board of Directors appointed Philip Keller its Chief Financial Officer. In connection with Mr. Keller’s appointment as Chief Financial Officer, Mr. Lawrence Diamond will no longer serve as the Company’s Interim Chief Financial Officer. Mr. Diamond will continue to lead the Company’s growth and development as Chief Executive Officer and as a Director of the Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report, the Board has determined these were deemed not effective and has undertaken to address the shortcomings by:

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

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2020 were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP), especially with regards to equity based transactions and tax accounting expertise; (iii) inadequate security over information technology, and (iv) lack of formal Control procedures related to the approval of related party transactions. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020. This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of March 22, 2021:

Name	Age	Board of Directors	Appointed
Ronald Riewold	73	Chairman of the Board	11/27/2018
Lawrence Diamond	57	Director	10/07/2019
Tom Brodmerkel	63	Director	12/31/2019
Dr. H. Faraz Naqvi	55	Director	07/13/2020
Juan Carlos Iturregui Esq	55	Director	07/31/2020	-

Name	Age	Executive Officers	Appointed	Resigned
Lawrence Diamond	57	Chief Executive Officer and Interim Chief Financial Officer	11/01/2019	-
Phillip J. Keller	54	Chief Financial Officer	03/17/2021	-

Mr. Ronald Riewold, our Chairman, joined the Board of Directors on November 27, 2018. From 2011 and to the present, Mr. Riewold founded and serves as President and CEO of Averlent Corporation, a national medication management initiative. In a few short months after its founding, the company added several new clients including Accountable Care Organizations, larger group practices and over 500 Independent Physician Associations. Additionally, Mr. Riewold has served as the President of Virtual Physicians Network since January 2010, a virtual engagement and experience company. In 2008, Mr. Riewold started Dynamic Real Estate Development, where he continues to serve as its Chief Executive Officer. Dynamic Real Estate Development focuses on development of medical buildings while partnering with physician groups and/or providing his expertise as a fee developer. His firm’s projects included surgery suites, urgent care facilities, and orthopedic offices.

From 2001 to 2008 Mr. Riewold served as President, Co-Chief Executive Officer and as a director of PainCare Holdings (“PainCare”), he was also one of its original investors. During his tenure, Mr. Riewold helped PainCare rise from a start-up to an $80 million-dollar company that developed a process that monitors patients including residents in nursing home/rehabilitation facilities and hospitals. From 1999 to 2001 Mr. Riewold was a consultant for American Enterprise Solutions, Inc., a healthcare delivery system and Internet utility focusing on connectivity in the healthcare industry. After successfully, a financial services company and real estate development company as Chief Executive Officer, Riewold entered the healthcare arena full time in 1996, as Vice President of Corporate Development with Heart Labs of America, which became Medical Industries of America, and later, Cyber Care.

Mr. Riewold was selected to join our Board due to his extensive experience in operating and developing both public (NYSE and NASDAQ) and private companies. Specifically, his expertise is in field or practice-level health care company operations. He was a top executive of six companies since 1978, three in the finance and real estate sector, and three in the health care and technology arena. Mr. Riewold has completed over fifty mergers in the health care industry.

Mr. Lawrence Diamond has served as our Chief Executive Officer and Interim Chief Financial Officer since November 2019 and Director since October 2019. He has also served as the Chief Executive Officer and Principal of Diamond Consulting, a consulting firm focused on enhancing the performance for healthcare businesses. Prior to that, from June 2018 to May 2019, he served as the chief executive officer of Intelligere Inc., a supplier of interpretation and translation for 73 languages to healthcare providers. From October 2014 to September 2017, Mr. Diamond served as the Executive Vice President and the Chief Operating Officer of PointRight, Inc. (“PointRight”), a leading healthcare analytics firm specializing in long-term and post-acute care using predictive analytics for skilled nursing, home health, Medicare & Medicaid payers, hospitals, and ACOs. Additionally, Mr. Diamond served as the Vice President of Insignia Health from January 2013 to October 2014, where he grew their business internationally and domestically providing population health engagement via their validated program (Patient Activation Measure, PAM) and SaaS-based population health-coaching. He also led strategic planning and telehealth sales at American Telecare from 2004 to 2012, an innovator of telemedicine enabled clinical services and medical devices that improve cost and quality. He also served as Vice President of Ubiquio Corporation, Inc. from 2000 to 2003, an innovator in mobile technology and services which was acquired by Mobile Planet, after an eight-year stint at UnitedHealth Group, where he also served as Vice President, driving their Medicare Advantage, pharmacy products, health plan operations, and mergers and acquisitions. He began his career at Merrill Lynch in private client banking in 1985 and earned his M.B.A. at the University of Minnesota, and his B.S., Business Administration, at the University of Richmond.

Mr. Diamond brings to the Board significant strategic, business, and financial experience specifically applicable to healthcare and telehealth companies. Mr. Diamond has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles. Through his services as our Chief Executive Officer and Interim Chief Financial Officer, he developed extensive knowledge of our business and the challenges that we face.

Mr. Thomas Brodmerkel has served as a director of the Board since April 2020. He also currently serves on the board of directors of Xact Laboratories, LLC, a healthcare technology company; as the Chief Executive Officer and Chair of Wave Health Technologies, a healthcare technology company focused on computer assisted coding and medical record analysis, since January 2017; and as the Executive Vice President and Chief Operating Officer of Medical Card System since April 2013. Mr. Brodmerkel has also served as the Vice Chairman of the Board of CareSource since September 2018, a not for profit $10 billion health plan primarily focused on serving patients under Medicaid, and as the President and Chief Executive officer of KMA Holdings LLC, an investment and consulting firm in the health care industry, since January 2009. Additionally, Mr. Brodmerkel has served on the board of PointRight since May 2014. Previously, Mr. Brodmerkel served on the board of directors of Pulse8 Inc. from September 2015 through January 2017 and Peak Risk Adjustment Solutions from October 2015 through December 2016. He also served as Executive Vice President of Matrix Medical Network, Inc. (“Matrix”) from January 2009 through November 2012. While at Matrix, a company based in Scottsdale, AZ, he was responsible for Corporate and Business Development, Client Services, Sales and Marketing. Matrix was sold to a private equity group in April 2012. From May 2007 through December 2008, Mr. Brodmerkel served as President, Medicare Programs for the Bethesda, Maryland based Coventry Healthcare, Inc. As President, he was fully responsible for profit and loss for the over $2 Billion Medicare Programs division. Products included Medicare Advantage Part C, Prescription Drugs Part D, Private-Fee-For-Service, Special Needs Plans, and Medicare Medical Savings Accounts. Mr. Brodmerkel also served as President, United Health Advisors, SVP, Ovations, Senior Retiree Services at United Health Group, where he was responsible for over $1.5 billion of sales, marketing, and business development for products targeted to individuals aged 50 and older, from 2004 to 2006. These products include Medicare Advantage, Medicare Supplements, Medicare Pharmacy-Part D, and Special Needs Plans for individuals and groups.

While serving as Executive Vice President of American Telecare, Inc in 2004, Mr. Brodmerkel was responsible for all field operations, customer service, sales, marketing, and business development. Mr. Brodmerkel also served as Executive Vice President of Lumenous, Inc. (2003-2004), Stanton Group, Inc. as its Executive Vice President (2002-2003), Definity Health, Inc. as its Executive Vice President (2001-2002), United Healthcare, Inc. in various capacities and roles (1994-2001), Old Northwest Agents, Inc. (1990-1994) as Vice President (1990-1994), Mutual of New York (1988-1990) as its District Manager, and Ward Financial Services, Inc. (1986-1988) as its Vice President. After graduating from college, he began his career at the Three Star Drilling Corporation in 1985 as its General Manager.

Mr. Brodmerkel’s military service includes 5 years in the United States Navy (1980–1985) as a Supply Officer based in San Diego, CA, Panama Canal, Panama, and in Charleston, South Carolina. Mr. Brodmerkel graduated from the United States Naval Academy, Annapolis, Maryland with a Bachelor of Science in 1982. Mr. Brodmerkel was appointed to the board due to his extensive experience, leadership and managerial expertise in healthcare, healthcare technology, insurance, and healthcare consulting companies.

Dr. H. Faraz Naqvi, has served as a director on the Board since July 2020. He has also served as the Co-founder and Chief Executive Officer of Crossover Capital Partners LLC since 2015, whose mission is to invest in healthcare companies. He also joined the Board of Directors of UCHealth, a not-for-profit healthcare system based in Colorado. Since 2016 he has served as a member of the Board for the Health District of Northern Larimer County, Colorado, and in 2012 he co-founded Remote Health Access, whose mission is elderly care and telemedicine. Dr. Naqvi has also served as the Medical Director or Miramont Lifestyle Fitness since 2012.

In May 2016, Dr. Naqvi founded Front Range Geriatric Medicine, a medical practice firm, and operated that practice from 2016 through 2019. Previously, Dr. Naqvi was founder of Avicenna Capital Limited, a healthcare investment firm and an affiliate of Brevan Howard Asset Management LLP in London, UK, from 2007 through 2009. Prior to founding Avicenna, Dr. Naqvi was a Managing Director at Pequot Capital Management, Inc. from 2001 until 2007, where he served as the manager of their $1.3 billion healthcare fund, about $1 billion of the firm’s healthcare allocation, and a $250 million emerging markets healthcare fund. From 1991 until 2001, Faraz managed roughly $4 billion in healthcare funds at Allianz Global Investors/Dresdner RCM capital. He also served as an analyst with Bank of America/Montgomery Securities from 1997 to 1998. He began his finance career as a healthcare consultant with McKinsey & Company. from 1995 until 1997.

Dr. Naqvi is a Boettcher Scholar graduate of Colorado College (1986), studied economics at Trinity College, Cambridge University (1989) where he was a Marshall Scholar, received his M.D. from Harvard Medical School/M.I.T. (1993), where he performed angiogenesis research with Drs. Judah Folkman, Robert Langer and Marsha Moses. Faraz is board certified in internal medicine and geriatrics and licensed in California, New York, and Colorado. Dr. Naqvi was appointed to the Board due to his experience as a physician, strategic business consultant, an investment portfolio manager and as a leader of multiple healthcare related companies.

Mr. Juan Carlos Iturregui, Esq., has served as a director of our Board since July 31, 2020. He is engaged in several businesses including in 2005, he founded Milan Americas, LLC (“Milan Americas”), in Washington D.C., a business consultancy practice specializing in commercial, regulatory and project development engagements with a focus on infrastructure and renewable energy projects in Latin America, the Caribbean and Hispanic markets and currently serves as a Managing Director. He has also had a focus on healthcare where he played a key role as an advisor in the expansion of a major US regional healthcare provider into a new marketplace. He also co-developed and co-owned the largest solar farm in the Caribbean Basin (27MW) in 2015.

From 2019 until June 2020 Mr. Iturregui was a Partner and a Member of Nelson Mullin’s Government Relations and Infrastructure & Energy practices in its Washington, D.C. office. Nelson Mullins is an AM Law 100 firm with 122 years of operations and with significant presence in Washington, D.C. and offices in 25 cities across the U.S. Additionally, in 2015, then U.S. President Barack Obama nominated Mr. Iturregui as a board member to the Inter-American Foundation to serve a six-year term which ended in 2020. He also currently serves as a board member and Vice Chair of the American Red Cross, National Campaign Region, and has been in that role since 2013.

From 2007 to 2018, Mr. Iturregui was a Senior Advisor and Counsel to the Global Chairman at Dentons, LLP, based in Washington, D.C., a global law firm with significant presence in Washington, D.C. and offices in 85 cities across 58 countries. He worked with the international team and leadership on expanding practices and services and advised on issues/structures related to the global combination (merger) with SNR Denton in 2010.

From 2003 to 2005 Mr. Iturregui was with Quinn Gillespie & Associates, in Washington, D.C., a leading DC bipartisan public policy and communications lobbying firm where he was a Director. While there, he advocated public policy positions and initiatives regarding trade, tax, finance, health care, infrastructure development and appropriations on behalf of various entities, including Fortune 500 corporations, trade associations and local governments.

Mr. Iturregui is a licensed attorney and is qualified to serve on the Board due to his extensive experience in mergers and acquisitions, international and domestic business development, and funding and expertise in the Central and South America markets. He is adept in working with the US Congress and executive branch, and foreign governments; he has an in-depth understanding of multilateral entities, stakeholders, and special interests in formulation of projects and policies.

Mr. Phillip J. Keller, has served as our Chief Financial Officer since March 17, 2021. Prior to joining us, Mr. Keller was the Chief Financial Officer, Secretary and Treasurer of First Choice Health Care Solutions, Inc. since July 2017, a $50 million integrated care platform of non-physician owned orthopedic and spinal care medical centers. He has also served as a member of the board of directors of CryoPoint, LLC, a leader in biorepository services and cryopreservation since April 2012, and as a member of the board of directors of Your Community Bank from May 2013 through December 2017. From November 2015 through July 2017, he was employed by Solution Management Corp, a specialty advisory firm focused on providing financial and operational consulting, as Managing Director. Additionally, from August 2014 through November 2015 he served as the Chief Financial Officer and Senior Vice President of Finance at RehabCare Inc., a $1.5 billion provider of physical, occupational, and speech-language rehabilitation services to hospitals, skilled nursing facilities and home care settings in 47 states. From September 2011 through June 2013, he was Senior Vice President of Finance at PharMerica, Inc. (NYSE: PMC), a $1.8 billion institutional pharmacy, servicing skilled nursing and assisted living facilities, hospitals, and other long-term alternative care facilities. He also served as the Senior Vice President and Chief Accounting Officer of BioScrip, Inc. (NASDAQ:BIOS), a $1.6 billion specialty pharmaceuticals and homecare company providing comprehensive cost-effective solutions to patients, insurance payers and drug manufacturers, from February 2007 through April 2011. From 2000 through 2007 he served as Vice President of Finance, Chief Financial Officer and Treasurer for DMI Furniture Inc. (NASDAQ: DMIF) a $150 million vertically integrated manufacturer, importer and designer of commercial office and residential furniture sold through mass-market retails, wholesalers, and independent retailers. Mr. Keller received his Bachelor of Science in Accountancy from Loyola University of Chicago and is a Certified Public Accountant and Chartered Global Management Accountant.

Arrangements for Nomination as Directors and Changes in Procedures for Nomination; Election of Directors

No arrangement or understanding exists between any director or nominee and any other persons pursuant to which any individual was or is to be selected or serve as a director. No director or executive officer has any family relationship with any other director or with any of the Company’s executive officers. Holders of our Common Stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Certificate of Incorporation. Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

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

●

Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

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

Board Committees

Our full Board of Directors acts as our Audit Committee. Our Board of Directors has determined that Ronald Riewold, Tom Brodmerkel, Juan Carlos Iturregui and Faraz Naqvi are all “independent” as that term is defined under applicable SEC rules and under the NYSE MKT regulations. Our Board has also determined that each of our independent directors meets the qualifications of an “audit committee financial expert” in accordance with the SEC rules.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in-person annual meeting of shareholders in 2020 or 2019.

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

Delinquent Section 16(a) Reports

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

Based solely on the written representation of our executive officers and directors and copies of the reports they have filed with the Commission, the following transactions were filed late in the fiscal years ended December 31, 2020 and 2019:

●	Mr. Juan Carlos Iturregui filed one Form 3 late with respect to one transaction;

●	Mr. Thomas Brodmerkel filed one Form 3 late with respect to one transaction;

●	Mr. Lawrence Diamond filed four Form 4s late with respect to 6 transactions that took place between October 2019 and February 2020.

●	Ms. Julie Smith filed one Form 3 late with respect to three transactions and one Form 4 late with respect to two transactions.

●

Mr. Ronald Riewold filed one Form 3 late with respect to one transaction, two Form 4s late with respect to five transactions, and a Form 5 filed on January 26, 2021 that reported one transaction dated December 28, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2020 and 2019.

Summary Compensation Table

												Nonqualified
											Non-Equity	Deferred	All
							Stock		Options		Incentive Plan	Compensation	Other
Name and Principal Position	Year		Salary ($)		Bonus ($)		Awards ($)		Awards ($)		Compensation ($)	Earnings ($)	Compensation ($)		Total ($)
Lawrence Diamond	2020	(a) (h)	130,000		-		-		83,387	(i)	-	-	-		213,387
	2019	(a)	61,500	(d)	17,346	(e)	5,693	(f)	-		-	-	2,472	(g)	87,011

Julie R. Smith	2020	(b)	79,700		-		-		-		-	-	51,500	(c)	131,200
	2019	(a)	61,500	(d)	17,346	(e)	5,693	(f)	-		-		2,472	(g)	87,011

(a)	Does not include compensation as a Director.
(b)	Resigned effective July 1, 2020.
(c)	Consists of an overpayment as part of final payroll settlement for which the Company is seeking reimbursement.
(d)	Includes $28,846 paid in cash and $32,654 paid in Series X Preferred Stock.
(e)	Paid by the issuance of Series X Preferred Stock.
(f)

Represents the pro-rata amount charged to operations during the period in connection with the vesting of 1,000,000 shares of common stock with an aggregate market value of $27,400 on the date of the grant.

(g)	Consists of the employee portion of payroll tax paid by the Company on behalf of the officer. These amounts were accrued during the year ended December 31, 2019 and paid in January 2020.
(h)	Does not include $120,000 of salary accrued but not paid during the year.
(i)	Consists of the fair value of 2,500,000 stock options which were granted and vested during the year.

Executive Employment, Termination and Change of Control Arrangements

We have the following employment agreements with our executive officer:

Lawrence Diamond, Chief Executive Officer and Director

On November 4, 2019, we entered into a Senior Executive Employment Agreement with Mr. Diamond for his services as our Chief Executive Officer (the “Diamond Agreement”). Pursuant to the Diamond Agreement, Mr. Diamond is paid an annual base salary of $250,000. In addition, Mr. Diamond is eligible to receive a bonus target of 25% of base compensation based upon the attainment of performance-based goals, to be approved by the Compensation Committee. Mr. Diamond also received an initial grant of 1,000,000 shares of restricted common stock which vests according to the following schedule: (i) 25% upon the 90th day anniversary of the Diamond Agreement, (ii) 25% upon the completion of a capital raise of at least $2 million, (iii) 25% upon the one-year anniversary of the Diamond Agreement (iv) 25% upon our filing of our Annual Report on Form 10-K that reports $20 million in gross revenue. All unvested shares shall immediately vest in the event of a change of control of the Company. The term of Mr. Diamond’s employment agreement is from November 1, 2019 through Mr. Diamond’s resignation or termination by us under the following circumstances (i) upon the recommendation by the Board; (ii) a violation of the securities laws, or (iii) upon his incapacity or inability to perform all the duties set forth in this Agreement due to mental or physical disability. In the event of termination by us, Mr. Diamond will only be entitled to compensation owed through the date of termination and all Options that have not yet vested will be cancelled.

Phillip J. Keller, Chief Financial Officer

Effective March 17, 2021, the Company entered into an employment agreement with Mr. Phillip J. Keller for his services as our Chief Financial Officer (the “Keller Agreement”). Pursuant to the Keller Agreement the Company has agreed to pay Mr. Keller a base salary of $250,000, payable in accordance with the Company’s standard payroll procedures. In addition, Mr. Keller will be eligible to receive a bonus target of 25% of his base salary, at the sole discretion of the Compensation Committee of the Board. Mr. Keller’s base compensation shall accrue until such time as the Company has sufficient funding. Additionally, pursuant to the Keller Agreement, Mr. Keller has been awarded options to purchase up to 1 million shares of the Company’s common stock at an exercise price equal to $0.31, which was the closing stock price as of March 17, 2021, and issued pursuant to the Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan. The Options vest pursuant to the following schedule: (a) 250,000 of the options shall vest upon the 90-day anniversary of the effective date of the Keller Agreement, (b) 250,000 of the options shall vest upon the Company’s completion of a $10 million raise, (c) 250,000 of the options shall vest on the one-year anniversary of the effective date of the Keller Agreement, and (d) 250,000 of the options shall vest once the Company files an Annual Report on Form 10-K that reports $20 million in gross revenue. Upon a change of control of the Company, any unvested options shall immediately vest.

The Keller Agreement is effective from March 17, 2021 until the earlier of Mr. Keller’s resignation or termination by us under the following circumstances (i) a vote of the majority of our directors; (ii) a violation of the securities laws, or (iii) upon his incapacity or inability to perform all the duties set forth in this Agreement due to mental or physical disability. In the event of termination by us, Mr. Keller will only be entitled to compensation owed through the date of termination and all Options that have not yet vested will be cancelled. The Keller Agreement also contains customary non-disclosure, non-compete and confidentiality provisions.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution or other deferred compensation plans to our executive officers.

Outstanding Equity Awards at December 31, 2020

The following table shows for the fiscal year ended December 31, 2020, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Name	Grant Date	Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
Lawrence Diamond (a)	February 27, 2020	1,500,000	-	$0.03	February 27, 2030
	December 27, 2020	1,000,000	-	$0.03	December 27, 2030
Julie R. Smith (b)	February 27, 2020	-	-	-	-

(a) On December 28, 2020, the vesting of Mr. Diamond’s options was accelerated to December 31, 2020.

(b) On [  ], 2020, Ms. Julie R. Smith was granted options to purchase an aggregate of 1.5 million shares of common stock all of which have been forfeited pursuant to the terms of Ms. Smith’s option awards, upon her resignation effective July 1, 2020.

Director Compensation

The following table sets forth, for the year ended December 31, 2020, information relating to the compensation of each director who served on our Board of Directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Riewold		50,000	-	41,627	(b)	-	--		91,627
Thomas Brodmerkel		30,000	-	41,627	(b)	-	-	-	71,627
Dr. H. Faraz Naqvi	(d)	12,500	-	30,925	(b)	-	-	-	43,425
Juan Carlos Iturregui	(e)	12,500	-	58,802	(b)	-	-	-	71,302

(a)	Does not include compensation as an officer.
(b)	Consists of options to purchase 1,100,000 shares of common stock.
(c)	Ms. Smith resigned from the Company effective July 1, 2020.
(d)	Dr. H. Faraz Naqvi was appointed to the Board of Directors on July 13, 2020.
(e)	Mr. Juan Carlos Iturregui Esq was appointed to the Board of Directors on July 31, 2020.
(f)	The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Name	Number of Subject to Outstanding Options as of December 31, 2020
Ronald Riewold	1,100,000
Thomas Brodmerkel	1,100,000
Dr. H. Farasz Naqvi	1,100,000
Juan Carlos Iturregui	1,100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 22, 2021, regarding the beneficial ownership of our common stock and Series X Preferred Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. The table below also includes the total voting power controlled by each such group of our voting stock. At March 22, 2021, we had 196,180,503 shares of common stock issued and outstanding. Unless otherwise indicated, the address of each of the stockholders listed is 7535 East Hampden Avenue, Suite 400, Denver, CO 80231.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock Beneficially Owned	Number of Shares of Series X Preferred Stock	Percentage of Series X Preferred Stock	Percentage of Total Voting Power (5)
Directors and Officers
Ronald Riewold (Director)(1)	2,198,431	1.11%	1,200	4.6%	3.63%
Tom Brodmerkel (Director)(2)	1,100,000	0.56%	-	--	0.15%
Larry Diamond (Director, Officer)(3)	4,664,047	2.35%	2,000	7.6%	6.18%
Juan Carlos Iturregui (Director)(2)	1,100,000	0.56%	(4)	(4)	34.94%
Faraz Naqvi (Director)(2)	1,100,000	0.56%	--	--	0.15%
Julie R. Smith*	1,959,163	1.0%	2,000	7.6%	5.82%
Officers and Directors as a group (6 Persons)	12,121,641	5.97%	5,200	19.8%	50.21%

5% or more shareholders
James Crone	--	--	2,884	11.0%	8.0%
Louis DeLuca	--	--	2,400	9.2%	6.66%
Anglo Irish Management LLC (4)	1,025,514	0.52%	12,503	47.7%	34.84%
Frank Lightmas	--	--	3,204	12.4%	8.89%

* Ms. Smith resigned from the Company effective July 1, 2020.

(1)	Consists of 1,098,431 shares of common stock and options to purchase an additional 1,100,000 shares of common stock.
(2)	Consists of options to purchase 1,100,000 shares of common stock.
(3)	Consists of 2,164,047 shares of common stock and options to purchase an additional 2,500,000 shares of common stock.
(4)

Based solely on a Schedule 13D filed by Anglo Irish Management LLC (“Anglo”), Anglo received 1,025,514 shares of common stock as interest earned on shares of the Series X Preferred Stock, and owns 12,503 shares of Series X Preferred. Daniel Hollis is the Manager of Anglo Irish Management LLC and its business address is 9057A Selborne Lane, Chatt Hills, GA 30268. In addition, Anglo granted Mr. Juan Carlos Iturregui a revocable trust to vote the shares of Series X Preferred Stock and common stock owned by Anglo as its proxy. The proxy is revocable at the option of Anglo.

(5)

Based on 196,180,503 shares of common stock outstanding as of March 22, 2021 and 26,227 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock entitled the holder thereof to 20,000 votes per share and will vote together with the common stock, representing 524,540,000 votes. Percent of Total Voting Power for each beneficial owner is derived by dividing (i) the sum of the common stock votes and number of votes that the Series X Preferred Stock owned by such beneficial owner is entitled by (ii) the Total Voting Power.

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

Equity Compensation Plan Information

On December 31, 2020, the Compensation Committee of the Board approved the Mitesco Inc. 2021 Omnibus Securities and Incentive Plan, or the “2021 Plan”. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards, collectively, the “stock awards.” Stock awards may be granted under the 2021 Plan to our employees, directors and consultants. Up to 25,000,000 shares of stock awards have been approved for issuance under the 2021 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	14,648,879	$0.053	10,351,121
Total	14,648,879	$0.053	10,351,121

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a summary of transactions since January 1, 2019 and all currently proposed transactions, to which we have been a participant, in which:

•	the amounts exceeded or will exceed $120,000; and

•	any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than as set forth under “Item 11—Executive Compensation”.

On December 31, 2019, the Company issued a total of 26,227 shares of Series X Preferred Stock in settlement of various liabilities. The shares of Series X Preferred Stock were issued as follows:

●	1,200 shares to Mr. Ronald Riewold, issued in lieu of deferred compensation in the aggregate amount of $41,675.
●	2,000 shares to Mr. Larry Diamond, issued in lieu of deferred compensation in the aggregate amount of $69,458.
●	2,000 shares to Ms. Julie R. Smith, issued in lieu of deferred compensation in the aggregate amount of $69,458.
●	2,884 shares to Mr. James Crone, issued in lieu of deferred compensation in the aggregate amount of $100,158.
●	2,400 shares to Mr. Louis Deluca, issued in lieu of deferred compensation in the aggregate amount of $83,350.

On December 31, 2020, the Company issued 2,151,204 shares of common stock as payment for dividends accrued on its Series X Preferred Stock in the amount of $65,568. Of this amount, a total of 262,478 shares in the amount of $8,000 were issued to officers and directors; 1,025,514 shares in the amount of $31,528 were issued to a consultant; and 863,212 shares in the amount of $26,310 were issued to non-related parties.

Director Independence

Our Board of Directors has determined that Ronald Riewold, Tom Brodmerkel, Juan Carlos Iturregui, and Faraz Naqvi are all “independent” as that term is defined under applicable SEC rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and 2019 by RBSM, LLP, the Company’s current principal accountant as of June 1, 2020 and M&K CPAS, PLLC, the Company’s previous principal accountant.

	2020	2019
Audit fees	$42,000	$38,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$42,000	$38,400

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included in this Annual Report on Form 10‑K for the fiscal years ended December 31, 2020 and 2019:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2020 and 2019

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

Unless otherwise indicated, each of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company under File No. 000-53601.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated December 9, 2015.	8-K	3.1	12/15/2015

3.5	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.6	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.7	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.8	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.9	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015 Certificate of Amendment.	10-Q	3.8	11/13/2020

3.10	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020.	10-Q	3.9	11/13/2020

4.1*	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

4.2	Convertible Promissory Note issued by True Nature Holding, Inc. on November 26, 2018 to Auctus Fund, LLC.	8-K	4.2	1/14/2019

4.3	Convertible Promissory Note issued by True Nature Holding, Inc. on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	4.3	1/14/2019

4.4	Convertible Promissory Note issued by True Nature Holding, Inc. on January 2, 2019 to Power Up Lending Group Ltd.	8-K	4.4	1/14/2019

4.5*	Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan (File No. 333-252293)	S-8	4.1	01/21/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				X

10.1	Agreement and Plan of Merger, dated as of January 24, 2011 by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc.	8-K	10.5	1/31/2012

10.2	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc.	8-K	10.3	1/31/2012

10.3	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc.	8-K	10.4	1/31/2012

10.4	Investment Project Contract dated as of March 18, 2013, among Trunity, Inc., InnSoluTech LLP and Educom Ltd.	10-K	10.5	4/16/2013

10.5	Trunity Holdings, Inc. 2012 Employee, Director and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

10.6	License Agreement dated as of March 20, 2013, between Trunity, Inc. and Educom Ltd.	10-K	10.7	4/16/2013

10.7	Share Purchase Agreement dated as of March 20, 2013, between Trunity, Inc. and InnSoluTech LLP.	10-K	10.6	4/16/2013

10.8	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of April 17, 2013 by and between Pan-African Investment Company and Trunity Holdings, Inc.	10-K	10.13	4/15/2014

10.9	Subscription Agreement dated May 28, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.9	4/15/2014

10.10*	Form of Indemnification Agreement between Trunity Holdings, Inc. and its Directors.	10-K	10.8	4/16/2013

10.11	Indemnification Agreement dated May 30, 2013 between Trunity Holdings, Inc. and Dana M. Reed.	10-K	10.12	4/15/2014

10.12	Voting Agreement dated May 30, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	10-K	10.11	4/15/2014

10.13	Investors Rights Agreement dated May 30, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	10-K	10.10	4/15/2014

10.14	Voting Agreement dated June 5, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC. (File No. 005-86722)	13D	C	7/25/2013

10.15	Investors Rights Agreement dated June 5, 2013 between Trunity Holdings, Inc. and Pan African Investment Company.	13D	D	7/25/2013

10.16	Non-Qualified Stock Option Agreement dated as of December 23, 2013 by and between Arol Buntzman and Trunity Holdings, Inc.	10-K	10.14	4/15/2014

10.17	Securities Purchase Agreement dated as of November 5, 2014 by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P.	10-Q	10.15	11/25/2014

10.18	Consulting Agreement dated as of December 1, 2015 by and between Trunity Holdings, Inc. and Stephen Keaveney.	8-K	10.2	12/15/2015

10.19	Securities Exchange Agreement dated as of December 9, 2015 by and among Trunity Holdings, Inc. and the Members of Newco4Pharmacy, LLC.	8-K	10.1	12/15/2015

10.20	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.	8-K	10.1	1/06/2016

10.21	Asset Purchase Agreement, dated September 30, 2016, by and among True Nature Holding, Inc., P3 Compounding Of Georgia, LLC, and ICP Holdings, LLC	8-K	10.1	10/05/2016

10.22	Consulting Agreement, dated June 8, 2017, by and between True Nature Holding, Inc. and Resources Unlimited NW LLC.	8-K	10.1	6/15/2017

10.23	Note Payable by True Nature Holding, Inc. to Stephen Keaveney, dated July 10, 2017.	10-Q	10.1	8/18/2017

10.24	Convertible Promissory Note issued by True Nature Holding, Inc. on July 5, 2018 to Power Up Lending Group Ltd.	8-K	4.1	7/13/2018

10.25	Securities Purchase Agreement, dated July 5, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	4.2	7/13/2018

10.26	Equity Financing Agreement, August 9, 2018, between True Nature Holding, Inc. and GHS Investments, LLC.	8-K	10.1	8/16/2018

10.27	Registration Rights Agreement, dated August 9, 2018 between True Nature Holding, Inc. and GHS Investments, LLC	8-K	10.2	8/16/2018

10.28	Convertible Promissory Note issued by True Nature Holding, Inc. on September 18, 2018 to Power Up Lending Group Ltd.	8-K	4.1	9/28/2018

10.29	Securities Purchase Agreement, dated September 18, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	9/28/2018

10.30	Convertible Promissory Note issued by True Nature Holding, Inc. on November 9, 2018 to Power Up Lending Group Ltd.	8-K	4.1	1/14/2019

10.31	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	1/14/2019

10.32	Securities Purchase Agreement, dated November 26, 2018, by and between True Nature Holding, Inc. and Auctus Fund, LLC.	8-K	10.2	1/14/2019

10.33	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on November 26, 2018 to Auctus Fund, LLC.	8-K	10.5	1/14/2019

10.34	Securities Purchase Agreement, dated December 19, 2018, by and between True Nature Holding, Inc. and Crown Bridge Partners, LLC.	8-K	10.3	1/14/2019

10.35	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	10.6	1/14/2019

10.36	Securities Purchase Agreement, dated January 2, 2019, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.4	1/14/2019

10.37*	Senior Executive Employment Agreement effective as of October 1, 2019, between True Nature Holding Inc. and M. Lawrence Diamond	8-K	10.3	10/16/2019

10.38*	Senior Executive Employment Agreement effective as of November 4, 2019, between True Nature Holding Inc. and Julie R. Smith	8-K	10.2	10/16/2019

10.39*	Form of Board of Directors Advisory Agreement, dated as of December 26, 2019, by and between True Nature Holding Inc. and its Board Members	8-K	10.03	1/06/2020

10.40	Asset Purchase Agreement, dated as of March 2, 2020, by and among My Care, LLC and True Nature Holding, Inc.	8-K	10.1	3/13/2020

10.41	Convertible Redeemable Promissory Note issued by True Nature Holding, Inc. on April 8, 2020 to Eagle Equities, LLC.	8-K	4.01	4/17/2020

10.42	Securities Purchase Agreement, dated April 8, 2020, by and between True Nature Holding, Inc. and Eagle Equities, LLC.	8-K	4.02	4/17/2020

10.43	Promissory Note issued by Bank of America, NA on April 25, 2020 to True Nature Holding, Inc.	8-K	10.1	5/11/2020

10.44*	Board of Directors Advisory Agreement, dated June 1, 2020, between Mitesco, Inc. and Faraz Paqvi.	8-K	5.01	7/13/2020

10.45	Convertible Redeemable Note, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC Inc.	8-K	4.01	8/05/2020

10.46	Securities Purchase Agreement, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC.	8-K	10.01	8/05/2020

10.47	Consulting Advisor Agreement, dated July 8, 2020, between Mitesco, Inc. and Michael Loiacono.	8-K	10.1	7/08/2020

10.48*	Board of Directors Advisory Agreement, dated August 1, 2020, between Mitesco, Inc. and Juan Carlos Iturregui.	8-K	10.02	8/05/2020

10.49	Securities Purchase Agreement, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	8/27/2020

10.50	Convertible Redeemable Promissory Note, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	8/27/2020

10.51	Securities Purchase Agreement, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	10/06/2020

10.52	Convertible Redeemable Promissory Note, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	10/06/2020

10.53	Form of lease agreement between The Good Clinic, LLC, and LMC NE Minneapolis Holdings, LLC, dated October 19, 2020.	10-Q	10.4	11/13/2020

10.54	Securities Purchase Agreement, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	11/06/2020

10.55	Convertible Redeemable Promissory Note, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	11/06/2020

10.56	Securities Purchase Agreement, dated December 9, 2020 between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	12/15/2020

10.57	Convertible Redeemable Promissory Note, dated December 9, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	12/15/2020

10.61	Employment Agreement by and between Phillip Keller and Mitesco, Inc., dated as of March 17, 2021.	8-K	10.1	03/17/2021

21.1	Subsidiaries of the Registrant				X

23.1	Consent of RBSM LLP				X

23.2	Consent of M&K CPAS, PLLC				X

31.1

Certification by the Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					X

31.2

Certification by the Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

					X

32.1

Certification by the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

					X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC. F/K/A TRUE NATURE HOLDING, INC.

Dated: March 24, 2021	By:	/s/ Larry Diamond
Larry Diamond Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant, Mitesco, Inc., and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Larry Diamond	March 24, 2021
Larry Diamond
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Phillip J. Keller	March 24, 2021
Phillip J. Keller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald Riewold	March 24, 2021
Ronald Riewold
Chairman of the Board of Directors

/s/ Thomas Brodmerkel	March 24, 2021
Thomas Brodmerkel
Director

/s/ Faraz Naqvi	March 24, 2021
Faraz Naqvi
Director

/s/ Juan Carlos Iturregui	March 24, 2021
Juan Carlos Iturregui
Director