Form 10-Q
period 2021-03-31
Mitesco, Inc.
filed 2021-05-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 13, 2021, the registrant had outstanding 198,542,046 shares of common stock.

PART I

Item 1. Financial Statements

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
ASSETS	2021	2020
Current assets
Cash and cash equivalents	$2,755,566	$64,789
Inventory	1,480
Prepaid expenses	14,618	-
Total current assets	2,771,664	64,789

Right to use operating leases, net	304,124	310,361
Construction in progress	-	417,082
Property Plant & Equipment, net of accumulated depreciation of $19,590 and $1,572	898,108	6,282

Total Assets	$3,973,896	$798,514

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	702,693	1,069,331
Accrued interest	4,175	137,522
Derivative liabilities	-	807,682
Lease liability - operating leases, current	25,284	8,905
Convertible notes payable, net of discount of $0 and $756,795	-	317,405
Convertible note payable, in default	-	122,166
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	95,256
Preferred stock dividends payable	30,466	9,967
Total current liabilities	1,319,160	3,028,640

Lease Liability- operating leases, non-current	305,446	312,099

Total Liabilities	$1,624,606	$3,340,739

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; and 400,000 shares designated Series X:	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	48
Preferred stock, Series C, $0.01 par value, 3,000,000 and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	30,000	-
Preferred stock, Series X, $0.01 par value, 26,227 shares issued and outstanding as of March 31, 2021 and December 31, 2020	262	262
Common stock, $0.01 par value, 500,000,000 shares authorized, 197,694,698 and 155,381,183 shares issued and outstanding as of March 31, 2021 and December 31, 2020 and 2019, respectively	1,976,965	1,553,812
Additional paid-in capital	17,513,684	10,340,821
Accumulated deficit	(17,171,621)	(14,437,168)
Total stockholders' equity (deficit)	2,349,290	(2,542,225)

Total liabilities and stockholders' equity (deficit)	$3,973,896	$798,514

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020

Revenue	$2,972	$-

Cost of goods sold	1,713	-
Gross Profit (loss)	1,259	-

Operating expenses:
General and administrative	952,908	496,494

Total operating expenses	952,908	496,494

Net Operating Loss	(951,649)	(496,494)

Other income (expense):
Interest expense	(964,988)	(190,128)
Gain on settlement of accounts payable	6,045	42,292
Gain on settlement of notes payable	1,836	-
(Loss) Gain on revaluation of derivative liabilities	(493,455)	496,369
Total other expense	(1,450,562)	348,533

Loss before provision for income taxes	(2,402,211)	(147,961)

Provision for income taxes	-	-

Net loss	$(2,402,211)	$(147,961)

Preferred stock dividends	(20,499)	(17,359)
Preferred stock deemed dividends	(332,242)	-

Net loss available to common shareholders	$(2,754,952)	$(165,320)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	187,152,300	83,983,177

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER'S DEFICIT

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Total

Balance, December 31, 2019	-	$-	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	33,676	-	-	33,676
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	7,072	-	-	7,072
Common stock issued for services	-	-	-	-	-	-	200,000	2,000	5,680	-	-	7,680
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	231,323	-	-	231,323
Common stock issued in warrant settlement agreement	-	-	-	-	-	-	5,098,556	50,986	(50,986)	-	-	-
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	-	-	71,510	-	-	71,558
Preferred stock dividends	-	-	-	-	-	-	-	-	(17,359)	-	-	(17,359)
Loss for the period ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	(147,961)	(147,961)
Balance, March 31, 2020	4,800	$48	-	$-	26,227	$262	86,566,999	$865,670	$8,688,893	$37,186	$(11,724,535)	$(2,132,476)

Balance, December 31, 2020	4,800	$48	-	$-	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$(14,437,168)	$(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	4,008	-	-	4,008
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	5,942	-	-	5,942
Common stock issued for services	-	-	-	-	-	-	1,097,358	10,961	211,519	-	-	222,480
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	1,668,000
Sales of Preferred Stock Series C and warrants, net of costs	-	-	3,000,000	30,000	-	-	-	-	2,730,000	-	-	2,760,000
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	600,000	6,000	(5,952)	-	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-		-	-	-	206,242	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	126,000	-	(126,000)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(20,499)	-	-	(20,499)
Loss for the period ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	(2,402,211)	(2,402,211)
Balance, March 31, 2021	-	$-	3,000,000	$30,000	26,227	$262	197,694,698	$1,976,965	$17,513,684	$-	$(17,171,621)	$2,349,290

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,402,211)	$(147,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,616	393
Preferred A stock issued to consultants		71,558
Amortization of right-to-use asset	6,237	-
Gain on settlement of notes payable	(1,836)	-
Gain on settlement of accounts payable	-	(42,292)
Gain (Loss) on revaluation of derivative liabilities	493,455	(496,369)
Derivative expense	-	36,433
Amortization of discount on notes payable	756,795	98,278
Share-based compensation	232,430	48,428

Changes in assets and liabilities:
Prepaid expenses	(14,618)	-
Inventory	(1,480)	-
Accounts payable and accrued liabilities	(366,636)	879
Operating lease liability	9,726	-
Due to related parties	-	2,000
Other current liabilities	880	-
Accrued interest	202,313	26,278

Net cash used in operating activities	(1,064,329)	(402,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(495,360)	-

Net cash used in investing activities	(495,360)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	1,668,000	-
Proceeds from sales of Series C Preferred Stock, net of fees	2,760,000	-
Proceeds from notes payable, net of discount	-	375,000
Principal payments on notes payable	(177,534)	(45,000)

Net cash provided by financing activities	4,250,466	330,000

Net increase (decrease) in cash and cash equivalents	2,690,777	(72,375)

Cash and cash equivalents at beginning of period	64,789	83,245

Cash and cash equivalents at end of period	$2,755,566	$10,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$2,680
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$2,653,795	$-
Settlement of derivative liabilities	$(1,301,137)	$231,323
Cashless exercise of warrants	$-	$50,986
Issued of Series A Preferred Stock to consultants	$-	$71,558
Preferred stock dividend	$20,499	$17,359
Derivative discounts	$-	$375,000
Conversion of Series A Preferred Stock to common stock	$6,000	$-
Deemed dividends on Preferred Stock	$332,242	$-

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

MITESCO, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 and 2020

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

During 2020, our operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed a wholly owned subsidiary, The Good Clinic LLC, a Colorado limited liability company for our clinic business.

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021.

Note 2 - Financial Condition, Going Concern and Management Plans

As of March 31, 2021, the Company had cash of $2,756,000, current liabilities of $1,319,000, and has incurred a loss from operations and has generated minimal revenue. The Company’s principal operation is the development and operation of primary care health and wellness clinics operated by nurse practitioners. In addition, the Company develops and deploys software and systems for the healthcare marketplace. The Company intends to a) develop and acquire telemedical technologies, and b) evaluate other healthcare related opportunities both domestically and on an international basis. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. During the three months ended March 31, 2021, the Company closed on a $3,000,000 series C Preferred Stock and warrants offering and $1,668,000 restricted common stock offering. In order to continue its expansion plans the Company believes that additional capital will need to be raised and has entered discussions to do so with certain companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and submitted an application on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020, the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

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

During management's review of the loan application after the loan had been disbursed to the Company, it was determined that the information provided by its former President and COO in the application was not representative of the Company’s situation. After consulting with legal counsel and conferring with the Board of Directors, the Board of Directors, in executive session, voted to remove the Company’s former President and Chief Operating Officer (“COO”) from its Board of Directors, and all operating roles due to the inaccuracy of the loan application. After that decision, the former President & COO submitted a resignation from all positions with the Company, which was accepted by the Board and management.

In August 2020, the former President and COO filed a complaint alleging discrimination under certain provisions of the anti-discrimination laws of that state. The Company believes that the action is without merit and intends to vigorously defend itself. The Company does not believe it the action will have a material impact on the Company. As of the date of this filing the Company has been advised by the convening judicial organization that it has dismissed this matter, and as such the individual who initiated this action is open to pursue litigation in other venues if they desire.

The Company has had some impact on its operations as a result of the effects of the COVID-19 pandemic, primarily with accessibility to staffing, consultants and in the capital markets, and it is adjusting as needed within its available resources. The Company will continue to assess the effect of the pandemic on its operations. The extent to which the COVID-19 pandemic will continue to impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of possible business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its securities.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries MitescoNA, LLC, The Good Clinic, LLC, and Acelerar Healthcare Holdings, LTD. In addition, we anticipate that we will rely on the operating activities of certain legal entities in which we will not maintain a controlling ownership interest but over which we will have indirect influence and of which we will be considered the primary beneficiary. We expect that these entities will typically be subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of approximately $2,756,000 and $65,000 as of March 31, 2021 and 2020, respectively .

Property, Plant, and Equipment - Property and equipment is recorded at the lower of cost or estimated net recoverable amount and is depreciated using the straight-line method over its estimated useful life. Property acquired in a business combination is recorded at estimated initial fair value. Property, plant, and equipment are depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based upon the following life expectancy:

Years
Office equipment	3 to 5
Furniture & fixtures	3 to 7
Machinery & equipment	3 to 10
Leasehold improvements	Term of lease

In 2020, the Company entered into a lease for a clinic facility in Minneapolis, Minnesota. In connection with the facility, the Company incurred costs to design, engineer, build and install furniture and equipment in the facility. $417,000 was recorded in construction in progress on the balance sheet as of December 31, 2020. The facility was completed, and the Company received its certificate of occupancy, in the first quarter of 2021. During the three months ended March 31, 2021, the costs previously recorded as construction in progress were recorded to fixed assets and are being depreciated over their useful lives or lease term as appropriate.

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

Equity instruments issued to those other than employees are recognized pursuant to FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard became effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted the provisions of this ASU on January 1, 2019. The adoption had no impact on our results of operations, cash flows, or financial condition.

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

Beneficial Conversion Features and Deemed Dividends-The Company records a deemed dividend on Preferred Stock when, on the date of issuance, the conversion rate is less than the Company’s stock price. The Company also records, when necessary, deemed dividends for the exchange of Preferred Stock for common stock, based on the market price of common stock in excess of the carrying value of the Preferred Stock.

Derivative Financial Instruments- Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. As of March 31, 2021 the Company had retired all derivative instruments.

Common Stock Purchase Warrants-The Company accounts for common stock purchase warrants in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black Sholes option-pricing model value method for valuing the impact of the expense associated with these warrants.

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

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company does not have any material unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income or loss. The Company does not have any interest and penalties accrued. The Company is generally no longer subject to U.S. federal, state, and local income tax examinations for the years before 2018.

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

Impairment of Long-Lived Assets-Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. The Company had no impairment charges.

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

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment. The carrying amount of cash, prepaid assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. Because cash and cash equivalents are readily liquidated, management classifies these values as Level 1. The fair value of the derivative liabilities approximates their book value as the instruments are short-term in nature and contain market rates of interest. Because there is no ready market or observable transactions, management classifies the derivative liabilities as Level 3.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

The following table sets forth the computation of loss per share for the three months ended March 31, 2021 and 2020, respectively:

	March 31,
	2021	2020
Numerator:
Net loss applicable to common shareholders	$(2,754,952)	$(165,320)

Denominator:
Weighted average common shares outstanding	187,152,300	83,983,177

Net loss per share data:
Basic and diluted	$(0.01)	$(0.00)

The Company excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2021 and 2020, the following shares were issuable and excluded from the calculation of diluted loss:

	March 31,
	2021	2020
Options	10,967,879	67,879
Warrants	12,600,000	2,901,444
Convertible Preferred Stock Series C	12,600,000	-
Accrued interest on Preferred Stock	72,657	709,692
Total	36,240,536	3,679,015

Note 5 – Related Party Transactions

For the three months ended March 31, 2021:

On March 17, 2021, the Company issued 1,000,000 ten-year options with an exercise price of $0.31 to its Chief Financial Officer. These options had a fair value at issuance of $301,910. The Company valued these options using the Black-Scholes valuation model. The options vest as follows: 250,000 options vest 90 days from issuance: 250,000 options vest one year from issuance; and 500,000 options vest based upon the Company’s achieving certain performance targets.

During the three months ended March 31, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $16,000. Of this amount, a total of $2,000 was payable to officers and directors, $8,000 was payable to a related party shareholder, and $6,000 was payable to non-related parties.

For the three months ended March 31, 2020:

On February 27, 2020, the Company agreed to issue 1,000,000 ten-year options to its two non-management directors (a total of 2,000,000 options). These options have a fair value at issuance of $39,000 per director (a total of $78,000), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. On December 14, 2020, the exercise price of these options was rest to $0.03 per share reflecting the market price at the time (see note 10).

On March 2, 2020, the Company agreed to issue 1,500,000 ten-year options to each of its Chief Executive Officer, its President, and a consultant (a total of 4,500,000 options). These options had a total fair value at issuance of $176,000, an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. Julie R. Smith, the Company’s former President, Chief Operating Officer, and a Board member resigned effective June 30, 2020; the 1,500,000 options that the Company agreed to issue to Ms. Smith were cancelled; a total of $1,632 was charged to operations representing the fair value of these options through Ms. Smith’s resignation date. On December 14, 2020, the exercise price of the 1,500,000 options granted to each of its Chief Executive Officer and a consultant was changed to $0.03 per share reflecting the market price at the time (see Note 9).

Note 6 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company has an operating lease for its clinic with a remaining lease term of approximately 7.5 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended March 31, 2021 and 2020 amounted to $16,000 and $0, respectively. The Company’s ROU asset amortization for the three months ended March 31, 2021 and 2020 was $6,000 and $0, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

Right to use assets – operating leases are summarized below:	March 31, 2021	December 31, 2020
Clinic	$304,124	$310,361
Right to use assets, net	$304,124	$310,361

Operating lease liabilities are summarized below:	March 31, 2020	December 31, 2019
Clinic	$330,730	$321,004
Lease liability	$330,730	$321,004
Less: current portion	(25,284)	(8,905)
Lease liability, non-current	$305,446	$312,099

Maturity analysis under these lease agreements are as follows:

For the twelve months ended March 31, 2022	$63,621
For the twelve months ended March 31, 2023	63,798
For the twelve months ended March 31, 2024	65,317
For the twelve months ended March 31, 2025	66,836
For the twelve months ended March 31, 2026	68,355
Thereafter	182,913
Total	$510,840
Less: Present value discount	(180,110)
Lease liability	$330,730

Note 7 – Debt

August 2014 Series C and D Convertible Debentures

On March 30, 2021, the Company issued 272,837 shares of common stock and paid cash in the amount of $122,166 as settlement of principal and accrued interest in the amounts of $110,833 and $71,526, respectively, due under the Series C Debenture and principal and accrued interest in the amounts of $11,333 and $8,722 due under the Series C Debenture. The Company recognized a gain in the amount of $3,035 on this transaction. This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

March 2016 Convertible Note A

On March 24, 2021, the Company paid cash in the amount of $55,368 as settlement of principal and accrued interest in the amount of $41,000 and $13,167, respectively, due under the March 2016 Convertible Note A. The Company recognized a loss in the amount of $1,201 on this transaction. This obligation has been fully satisfied as of the date of this filing and the Company has no further requirements related to this matter.

Eagle Equities Note 4

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

Eagle Equities Note 5

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

Eagle Equities Note 6

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

Eagle Equities Note 7

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

Eagle Equities Note 8

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

Eagle Equities Note 9

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

Eagle Equities Note 10

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

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when the Company never applied for or received such a loan. Bank of America requested that the Company return the funds it received back to Bank of America. The Company is currently negotiating a repayment plan with Bank of America. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition. Details of additional activity for the quarter ended March 31, 2021 are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

	March 31, 2021	December 31, 2020
Total notes payable	$460,406	$1,656,772
Less: Discount	-	(756,795)
Notes payable - net of discount	$460,406	$899,977

Current Portion, net of discount	$460,406	$899,977
Long-term portion, net of discount	$-	$-

Note 8 – Derivative Liabilities

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

Derivative liability activity for the three months ended March 31, 2021 are summarized in the table below:

December 31, 2020	$807,682
Settled upon conversion or exercise	(1,301,137)
Gain on revaluation	493,455
March 31, 2021	$-

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 197,694,698 shares were issued and outstanding on March 31, 2021.

Common Stock Transactions During the three months Ended March 31, 2021

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

On February 1, 2021, the Company issued 6,672,000 shares of common stock in a private placement (the “2021 Private Placement”) at a price of $0.25 per share for cash proceeds of $1,668,000.

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

On March 17, 2021, the Company issued 300,000 shares of common stock at a price of $0.31 per share to a service provider.

On March 23, 2021, the Company issued 461,358 shares of common stock at a price of $0.26 per share to the underwriters of the 2021 Private Placement.

Common Stock Transactions During the Three Months Ended March 31, 2020

During the three months ending March 31, 2020, the Company issued 200,000 restricted shares of the Company’s common stock at valued $7,680 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Also, during the three months ended March 31, 2020, the Company charged the amount of $33,676 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $7,072 to operations in connection with the vesting of options granted to officers and board members.

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

Preferred Stock

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2021

During the three months ended March 31, 2020, the Company accrued dividends in the amount of $1,000 on the Series A Preferred Stock. On March 11, 2021, the Company issued 600,000 shares of common stock to the four officers of The Good Clinic in exchange for the previously issued Series A Preferred Stock and accrued dividends. The Series A preferred stock was canceled. The Preferred Stock was valued at cost of $71,558, and the common stock was valued at the market price of $0.463 per share or a total value of $277,800. This transaction resulted in a deemed dividend to the Preferred A shareholders in the amount of $206,242.

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly formed subsidiary My Care, LLC. The Company had valued these shares  at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the three months ended March 31, 2020, the Company accrued dividends in the amount of $967 on the Series A Preferred Stock. On March 31, 2020, dividend payable on the Series A Preferred Stock was $967. On March 31, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 39,534 shares of common stock based upon the average price of $0.02446 per share for the five-day period ended March 31, 2020.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Three Months Ended March 31, 2021

On March 25, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with four institutional investors (the “Investors” and each an “Investor”) pursuant to which the Company sold to the Investors in a private placement an aggregate of 3,000,000 units (the “Units” and each a “Unit”) with a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $3,000,000 and the number of shares of Common Stock initially issuable upon conversion of the Series C Preferred Stock is 12,600,000 shares of Common stock and the aggregate number of shares of Common Stock initially issuable upon exercise of the Warrants is 12,600,000 shares of Common Stock. The Company allocated the aggregate purchase price of the units in the amount of $3,000,000 as follows: $608,519 was allocated to the Series C Preferred Stock, and $2,391,481 was allocated to the warrants. The Company also recorded a deemed dividend to the Series C Preferred Stock shareholders in the amount of $126,000 based upon the difference between the conversion price of $0.25 per share and the market price of $0.26 per share on the date of issuance.

Series C Preferred Stock Transactions During the Three Months Ended March 31, 2020

None.

Series X Preferred Stock

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

Series X Preferred Stock Transactions During the Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company accrued dividends in the amount of approximately $16,392 on the Series X Preferred Stock. On March 31, 2021, dividend payable on the Series X Preferred Stock was $16,392.

Stock Options

The following table summarizes the options outstanding on December 31, 2020 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	outstanding	life (years)	options	exercisable	options
$0.03-$0.39	14,312,879	9.23	$0.04	10,967,879	$0.04

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding on December 31, 2020	13,453,879	$0.03
Granted	1,195,000	0.19
Cancelled	(336,000)	0.03

Outstanding on March 31, 2021	14,312,879	$0.04

On March 31, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $431,078.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options as of March 31, 2021 was as follows:

March 31,
2021
Volatility	169.3% to 183.5%
Dividends	$-
Risk-free interest rates	0.82 % to 1.69%
Term (years)	2.50 to 10.00

Warrants

The following table summarizes the warrants outstanding on March 31, 2021 and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2020	-	$-
Granted	12,600,000	$0.63
Exercised	-	$-
Outstanding on March 31, 2021	12,600,000	$0.63

Note 10 – Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis on March 31, 2021 and December 31, 2020.

March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$807,682	$807,682

Note 11 – Commitments and Contingencies

Legal

There is no pending or anticipated legal actions at this time except as noted below in “Other”.

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

Note 12 – Subsequent Events

On April 12, 2021, the Board of Directors appointed Ingrid Jenny Lindstrom its Chief Legal Officer.

On April 12, 2021, the Company issued 1,000,000 ten-year options with an exercise price of $0.31 to its Chief Legal Officer. These options had a fair value at issuance of $301,480. The Company valued these options using the Black-Scholes valuation model. The options vest as follows: 250,000 options vest 90 days from issuance: 250,000 options vest one year from issuance; and 500,000 options vest based upon the Company’s achieving certain performance targets.

On April 20, 2021, the Company issued 1,962 shares of common stock due to the underwriters of the 2021 Private Placement.

On May 4, 2021, the Company issued 845,386 shares of common stock pursuant to the conversion of 201,282 shares Series C Preferred Stock.

On May 13, 2021, the Company announced that it had appointed Mr. Tom Brodmerkel to the position of Chairman of the Board of Directors. Mr. Ronald Riewold, the Company’s former Chairman, has asked to retire from his Board position when a replacement is identified.  Mr. Riewold will continue as a strategic advisor to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

We are working to open primary care clinics around the US that are in residential centers and leverage the expertise, training and license of Nurse Practitioners. We are focusing on wellness as a core of the practice. Mitesco’s mission is to increase convenience and access to care, improve the quality of care, and reduce its cost. Technology is a key part to our approach to deliver on these three goals. We recognize the essential nature of the clinician client relationship and its importance to achieving these superior outcomes. Our view is that technology must enhance these human interactions, not operate independently. As such, we are seeking innovative technologies that enable both consumers and clinicians to achieve more convenient and better outcomes with greater efficiency.

We have opened our flagship primary care clinic “The Good Clinic” in North East Minneapolis, Minnesota. We plan to open an additional 5 to 7 clinics in the Twin Cities area of Minnesota and then continue expansion in the Denver, Colorado area. We target to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a client‘s co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationship with Lennar Corporation and other developers. Already, our clinic is being viewed as an amenity for the high-rise development in which we are located. We plan to mirror this approach within the two Lennar locations with which we have signed letters of intent to build clinics in these residential developments in Denver.

Additionally, we have implemented a corporate structure that we believe allows us to expand into international markets. We have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd. We intend to use this location as a base for European operations. In the European community the investment in healthcare technology has been significant. In many cases, even more robust than in the North American markets. We believe that as a result of expected low economic growth in the European community, several technology businesses based there may become our targets for acquisition at attractive valuations. We believe that these businesses may benefit from the larger markets found in North America and elsewhere in the world.

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

Periods ended March 31, 2021 and 2020

Revenue

The Company recognized revenue of approximately $3,000 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020. The increase in revenue is the result of the opening of The Good Clinic’s first location.

Cost of Sales

The Company incurred approximately $2,000 of cost of goods sold for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020. The increase in cost of goods sold is the result of the opening of The Good Clinic’s first location.

Gross Profit

Our gross profit was approximately $1,000 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2021 were approximately $953,000. For the comparable period in 2020, the operating expenses were approximately $496,000.

Operating expenses for the three months ended March 31, 2021 were comprised primarily of $118,000 payroll and payroll taxes; $382,000 in legal and professional fees; $137,000 in consulting fees. Operating expenses for the three months ended March 31, 2020 were comprised primarily of $193,000 in payroll, including $120,000 in non-cash compensation; $90,000 in legal and professional fees and $64,000 in consulting fees.

Other Income and Expenses

Interest expense was approximately $965,000 for the three months ended March 31, 2021, compared to approximately $190,000 for the three months ended March 31, 2020. Interest expense consisted primarily of $757,000 amortization of the discount on convertible notes payable and $187,000 prepayment penalty. Interest expense for the three months ended March 31, 2020 consisted primarily of $98,000 of amortization of the discount on convertible debt, $31,000 accrued on notes payable, $36,000 of prepayment interest expense.

During the three months ended March 31, 2021, we recorded a gain on settlement of accounts payable of approximately $6,000, compared to a gain on settlement of accounts payable in the amount of $42,000 in the prior period.

During the three months ended March 31, 2021, we recorded a gain on the settlement of notes payable of approximately $2,000. There was not an equivalent gain or loss in the comparable prior period.

During the three months ended March 31, 2021, the Company declared Preferred Stock dividends of approximately $20,000 compared to approximately $17,000 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, we had a net loss available to common shareholders of approximately $2,755,000, or a net loss per share, basic and diluted of ($0.01) compared to a net loss available to common shareholders of approximately $165,000, or a net loss per share, basic and diluted of ($0.00), for the three months ended March 31, 2020.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of March 31, 2021, we had cash of approximately $2,756,000 compared to cash of approximately $65,000 as of March 31, 2020.

Net cash used in operating activities was approximately $1,064,000 for the three months ended March 31, 2021. This is the result of our business development efforts pertaining to the start-up of the first clinic. Cash used in operations for the three months ended March 31, 2020 was approximately $402,000.

Net cash used in investing activities was approximately $495,000 for the three months ended March 31, 2021. The amounts relate to the purchase of fixed assets and leasehold improvement on our first clinic. No cash was used for investing activities for the three months ended March 31, 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $4,250,000, consisting of proceeds from a private placement offering of common stock of $1,668,000 and $2,760,000 from the sale of Series C Preferred Stock and warrants. Partially offsetting the proceeds was approximately $178,000 of payment on notes payable. Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $330,000 consisting of approximately $475,000 of proceeds from notes payable offset by payments on notes payable of approximately $45,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)         Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures and concluded that we did not have effective disclosure controls and procedures.

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

(b)         Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our first quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

On May 4, 2021, Mitesco, Inc. was served with a Statement of Nature of Dispute, Claims and Issues to be Arbitrated in which Claimant TerraNova Capital Equities, Inc. (TerraNova) makes claims related to alleged breach of an agreement between the Parties dated August 17, 2020.  TerraNova claims damages in the amount of $385,000.  Mitesco, Inc. intends to vigorously defend against the claims.  Prior to initiating the claims, TerraNova had offered to settle the dispute for an amount of $30,000.

ITEM 1A. RISK FACTORS

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

Investing in our common stock involves a high degree of risk You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021 . Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021 .

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history, history of losses and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a long history of losses and incurred net losses of approximately $2.9 million and $3.9 million for the years ended December 31, 2020 and 2019, respectively and net losses of approximately $2.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2020 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have not generated revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

The issuance of additional shares of our common stock, convertible notes, convertible Preferred Stock and other convertible securities may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of March 22, 2021, there are outstanding options, warrants to purchase 23,567,879 and 0 shares of common stock, respectively. In addition, we have outstanding Series C Preferred Stock that converts into 12,600,000 shares of common stock, notes that convert into 54,127 shares of common stock, and dividends on the Preferred X stock is convertible into an additional 32,477 shares of common stock. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

On May 4, 2021, we were served with a Statement of Nature of Dispute, Claims and Issues to be Arbitrated in which Claimant TerraNova makes claims related to alleged breach of an agreement between the Parties dated August 17, 2020.  TerraNova claims damages in the amount of $385,000.  Although we intend to vigorously defend against the claims, there can be no assurance that we will be successful.

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

The terms of our outstanding Series C Preferred Stock may limit our ability to raise additional equity capital or pursue acquisitions, which may impact funding of our ongoing operations and cause significant dilution to existing stockholders.

On March 25, 2021, we entered into Securities Purchase Agreements with four institutional  pursuant to which the Company sold to the Investors in a private placement an aggregate of 3,000,000 units (the “Units” and each a “Unit”) with a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, at a purchase price of $0.50 per whole share of common stock, and (c) one warrant (the “Series B Warrants”) to purchase 2.1 shares of common stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $3,000,000 and the number of shares of Common Stock initially issuable upon conversion of the Series C Preferred Stock is 12,600,000 shares of Common stock and the aggregate number of shares of common stock initially issuable upon exercise of the warrants is 12,600,000 shares of Common Stock.

Holders of the Series C Preferred Stock were provided  price protections for the $0.25 conversion price (the “Conversion Price”), pursuant to which, in the event the company issues or sells any securities, including options or convertible securities, or amends outstanding securities, at an effective price, with an exercise price or at a conversion price less than the Conversion Price, then the Conversion Price shall be reduced to such lower price, which shall not apply to any Exempt Issuance (as defined in the Certificate of Designations of the Series C Preferred Stock (the “COD”)). Further, holders of the Series C Preferred Stock shall have the right to participate in any offering by the Company of its Common Stock or Common Stock Equivalents in a transaction exempt from registration under the Securities Act of 1933, as amended, in an amount equal to an aggregate of 30% of the financing on the same terms, conditions and price provided to investors in such an offering, such right shall expire on the 15 month anniversary of the issuance date of the Series C Preferred Stock by the Company and shall not apply to any Exempt Issuance or a public offering.

ITEM 2. SALE OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2021, we offered and sold securities below.

On January 4, 2021, we issued 4,123,750 shares of common stock at a price of $0.012 per share pursuant to the conversion of $45,000 of principal and $4,485 of accrued interest in Eagle Equities Note 4.

On January 6, 2021, we issued 3,505,964 shares of common stock at a price of $0.01224 per share pursuant to the conversion of $39,000 of principal and $3,913 of accrued interest in Eagle Equities Note 4.

On January 11, 2021, we issued 4,463,507 shares of common stock at a price of $0.01224 per share pursuant to the conversion of $50,000 of principal and $4,633 of accrued interest in Eagle Equities Note 5.

On January 14, 2021, we issued 4,319,378 shares of common stock at a price of $0.01266 per share pursuant to the conversion of $50,000 of principal and $4,683 of accrued interest in Eagle Equities Note 5.

On January 21, 2021, we issued 6,449,610 shares of common stock at a price of $0.0154 per share pursuant to the conversion of $93,000 of principal and $6,324 of accrued interest in Eagle Equities Note 6.

On January 28, 2021, we issued 7,285,062 shares of common stock at a price of $0.01575 per share pursuant to the conversion of $107,200 of principal and $7,540 of accrued interest in Eagle Equities Note 6.

On February 1, 2021, we issued 6,672,000 shares of common stock in a private placement (the “2021 Private Placement”) at a price of $0.25 per share for cash proceeds of $1,668,000.

On February 5, 2021, we entered into a settlement agreement with the holders of the Eagle Equities Note 7 whereby we issued 1,184,148 shares of common stock at a price of $0.24984 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, we entered into a settlement agreement with the holders of the Eagle Equities Note 8 whereby we issued 639,593 shares of common stock at a price of $0.23851 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 9 whereby the Company issued 605,177 shares of common stock at a price of $0.24984 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, we entered into a settlement agreement with the holders of the Eagle Equities Note 10 whereby we issued 1,095,131 shares of common stock at a price of $0.23748 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note.

On February 22, 2021, we issued 336,000 shares of common stock for the exercise of options at a price of $0.03 per share.

On March 11, 2021, was issued 600,000 shares of common stock to four officers of The Good Clinic in exchange for 4,800 shares of Series A Preferred Stock.

On March 17, 2021, we issued 300,000 shares of common stock at a price of $0.31 per share to a service provider.

On March 23, 2021, we issued 461,358 shares of common stock at a price of $0.26 per share to the underwriters of the 2021 Private Placement.

On March 25, 2021, we entered into Securities Purchase Agreements (the “SPAs”) with four institutional investors (the “Investors” and each an “Investor”) pursuant to which we sold to the Investors in a private placement an aggregate of 3,000,000 units (the “Units” and each a “Unit”) with a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $3,000,000 and the number of shares of Common Stock initially issuable upon conversion of the Series C Preferred Stock is 12,600,000 shares of Common stock and the aggregate number of shares of Common Stock initially issuable upon exercise of the Warrants is 12,600,000 shares of Common Stock. We also issued to the placement agent and its designee 463,320 shares of Common Stock.

In addition, on March 29, 2021, we issued 300,000 shares of common stock as payment for services to be rendered for investor relations services having a value of $.2830 per share.

On March 30, 2021, we issued 272,837 shares of common stock as settlement for amount sowed under the Series D Convertible Note share to the underwriters of the 2021 Private Placement.

On March 31, 2021, we completed the private offering previously reported on February 10, 2021 by issuing an aggregate of 6,672,000 shares of our restricted common stock to investors for $1,668,000 in proceeds pursuant to a Securities Purchase Agreement (“SPA”). The transaction was executed directly with us and no brokers, dealers or representatives were involved

Except for the issuances of common stock upon conversion of notes or the exchange of Common Stock for Series A Preferred Stock or notes which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, the securities issued in each of the transactions described above were issued relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The recipients of the securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

The shares of common stock issued pursuant to the SPA and to the investor relations services were issued in a transaction exempt from registration under the Securities Act of 1933 , as amended (the “Securities Act”) in reliance on Section 4(a)(2) thereof. Accordingly, the shares of common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Quarterly Report on Form 10Q

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015 Certificate of Amendment.	10-Q	3.8	11/13/2020

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

4.1#	Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan (File No. 333-252293)	8-K	10.1	01/27/2021

4.2	Form of Series A Warrant	8-K	4.1	03/26/2021

4.3	Form of Series B Warrant	8-K	4.2	03/26/2021

10.1	Form of Securities Purchase Agreement used for private placement of restricted common stock	8-K	10.01	02/10/2021

10.2	Agreement to exchange amounts due under convertible note dated August 20, 2020 for restricted common stock	8-K	10.02	02/10/2021

10.3	Agreement to exchange amounts due under convertible note dated September 20, 2020 for restricted common stock	8-K	10.03	02/10/2021

10.4	Agreement to exchange amounts due under convertible note dated October 30, 2020 for restricted common stock	8-K	10.04	02/10/2021

10.5	Agreement to exchange amounts due under convertible note dated December 9, 2020 for restricted common stock	8-K	10.05	02/10/2021

10.6	Form of Exchange Agreement for Restricted Common Stock with Four (4) Parties Regarding Clinic Assets	8-K	10.06	02/10/2021

10.7#	Employment Agreement by and between Phillip Keller and Mitesco, Inc., effective as of March 17, 2021.	8-K	10.1	03/17/2021

10.8	Form of Securities Purchase Agreement, dated March 25, 2021	8-K	10.1	03/26/2021

10.9	Form of Registration Rights Agreement, dated March 25, 2021	8-K	10.2	03/26/2021

10.10	Engagement Letter, by and between Carter, Terry & Company and Mitesco, Inc., dated January 6, 2021	8-K	10.3	03/26/2021

10.11	Debt Settlement Agreement, dated March 24, 2021	8-K	10.4	03/26/2021

10.12#	Employment Agreement by and between Jenny Lindstrom and Mitesco, Inc., dated as of April 6, 2021	8-K	10.1	04/12/2021

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

X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: May 14, 2021	By:	/s/ Phillip J. Keller
Phillip J. Keller Chief Financial Officer and Principal Financial Officer