Form 10-Q
period 2021-06-30
Mitesco, Inc.
filed 2021-08-10
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53601

MITESCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1660 Highway 100 South, Suite 432

St. Louis Park, MN 55416

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

As of August 5, 2021, the registrant had outstanding 208,188,705 shares of Common.

PART I

ITEM 1.        FINANCIAL STATEMENTS.

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
ASSETS	2021	2020
Current assets
Cash and cash equivalents	$1,685,870	$64,789
Accounts Receivable	1,133	-
Due from related party	26,163	-
Inventory	2,109	-
Prepaid expenses	28,843	-
Total current assets	1,744,118	64,789

Right to use operating leases, net	1,307,387	310,361
Construction in progress	-	417,082
Fixed assets, net of accumulated depreciation of $19,590 and $1,572	882,267	6,282

Total Assets	$3,933,772	$798,514

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	590,366	1,069,331
Accrued interest	5,309	137,522
Derivative liabilities	-	807,682
Lease liability - operating leases, current	89,507	8,905
Convertible notes payable, net of discount of $0 and $756,795	-	317,405
Convertible note payable, in default	-	122,166
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	95,256
Preferred stock dividends payable	84,579	9,967
Total current liabilities	1,326,303	3,028,640

Lease Liability- operating leases, non-current	1,267,297	312,099

Total Liabilities	$2,593,600	$3,340,739

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; and 400,000 shares designated Series X:	-	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	48
Preferred stock, Series C, $0.01 par value, 1,940,644 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	19,406	-
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding as of June 30, 2021; 26,227 shares issued and outstanding as of December 31, 2020	242	262
Common stock subscribed	(41,000)	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 208,188,705 and 155,381,183 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,081,887	1,553,812
Additional paid-in capital	17,920,912	10,340,821
Accumulated deficit	(18,641,275)	(14,437,168)
Total stockholders' equity (deficit)	1,340,172	(2,542,225)

Total liabilities and stockholders' equity (deficit)	$3,933,772	$798,514

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$8,244	$-	$11,216	$-

Cost of goods sold	3,605		5,318
Gross Profit (loss)	4,639	-	5,898	-

Operating expenses:
General and administrative	1,403,210	625,838	2,356,118	1,122,332

Total operating expenses	1,403,210	625,838	2,356,118	1,122,332

Net Operating Loss	(1,398,571)	(625,838)	(2,350,220)	(1,122,332)

Other income (expense):
Interest expense	(1,135)	(396,907)	(966,123)	(587,035)
Loss on legal settlement	(70,000)	-	(70,000)	-
Gain on settlement of accounts payable	-	306,319	6,045	348,611
Gain on settlement of notes payable	-		1,836
Grant Income	52	3,000	52	3,000
(Loss) Gain on revaluation of derivative liabilities	-	(50,214)	(493,455)	446,155
Total other expense	(71,083)	(137,802)	(1,521,645)	210,731

Loss before provision for income taxes	(1,469,654)	(763,640)	(3,871,865)	(911,601)

Provision for income taxes	-	-	-	-

Net loss	$(1,469,654)	$(763,640)	$(3,871,865)	$(911,601)

Preferred stock dividends	(54,115)	(19,392)	(74,614)	(36,751)
Preferred stock deemed dividends	-	-	(332,242)	-

Net loss available to common shareholders	$(1,523,769)	$(783,032)	$(4,278,721)	$(948,352)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	201,678,218	88,833,282	194,455,386	86,408,229

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER'S DEFICIT

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series X		Common Stock		Additional	Stock	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Payable	Deficit	Total

Balance, March 31, 2020	4,800	$48	-	$-	26,227	$262	86,566,999	$865,670	$8,688,893	$-	$37,186	$(11,724,535)	$(2,132,476)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	19,374	-	-	-	19,374
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	20,508	-	-	-	20,508
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	297,672	-	-	-	297,672
Common stock issued in warrant settlement agreement	-	-	-	-	-	-	2,901,440	29,014	51,277	-	-	-	80,291
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	9,327,705	93,278	-	-	-	-	93,278
Preferred stock dividends	-	-	-	-	-	-	-	-	(19,392)	-	-	-	(19,392)
Loss for the period ended June 30, 2020	-	-	-	-	-	-					-	(763,640)	(763,640)
Balance, June 30, 2020	4,800	$48	-	$-	26,227	$262	98,796,144	$987,962	$9,058,332	$-	$37,186	$(12,488,175)	$(2,404,385)

Balance, March 31, 2021	-	-	3,000,000	30,000	26,227	262	197,694,698	1,976,965	17,513,684	-	-	(17,171,621)	2,349,290
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	3,889	-	-	-	3,889
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	195,352	-	-	-	195,352
Shares issued to directors for exercise of options	-	-	-	-	-	-	7,616,668	76,166	152,334	(41,000)	-	-	187,500
Net shares cancelled in connection with settlement agreement	-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	-	127,910
Shares issued for professional fees	-	-	-	-	-	-	1,962	2	(2)	-	-	-	-
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(1,059,356)	(10,594)	-	-	4,237,424	42,374	(31,780)	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(54,115)	-	-	-	(54,115)
Loss for the period ended June 30, 2021			-	-	-	-	-	-	-	-	-	(1,469,654)	(1,469,654)
Balance, June 30, 2021	-	$-	1,940,644	$19,406	24,227	$242	208,188,705	$2,081,887	$17,920,912	$(41,000)	$-	$(18,641,275)	$1,340,172
		-		-		-		-	-	-		-	-

Balance, December 31, 2019	-	$-	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977		$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	53,050		-	-	53,050
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	27,580		-	-	27,580
Common stock issued for services	-	-	-	-	-	-	200,000	2,000	5,680		-	-	7,680
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	528,995		-	-	528,995
Common stock issued in warrant settlement agreement	-	-	-	-	-	-	7,999,996	80,000	291		-	-	80,291
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	9,327,705	93,278	-		-	-	93,278
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	-	-	71,510				71,558
Preferred stock dividends	-	-	-	-	-	-	-	-	(36,751)		-	-	(36,751)
Loss for the period ended June 30, 2020	-	-	-	-	-	-	-	-	-		-	(911,601)	(911,601)
Balance, June 30, 2020	4,800	$48	-	$-	26,227	$262	98,796,144	$987,962	$9,058,332		$37,186	$(12,488,175)	$(2,404,385)

Balance, December 31, 2020	4,800	$48	-	$-	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$-	$(14,437,168)	$(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	7,897	-	-	-	7,897
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	201,294	-	-	-	201,294
Common stock issued for services	-	-	-	-	-	-	1,099,320	10,963	211,517	-	-	-	222,480
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	-	1,668,000
Sale of Preferred Stock Series C	-	-	3,000,000	30,000	-	-	-	-	1,461,283	-	-	-	1,491,283
Warrants issued with Preferred Stock Series C	-	-	-	-	-	-	-	-	1,268,717	-	-	-	1,268,717
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	600,000	6,000	(5,952)	-	-	-	-
Shares issued for exercise of stock options	-	-	-	-	-	-	7,616,668	76,166	152,334	(41,000)	-	-	187,500
Net shares issued in connection with settlement agreement	-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	-	127,910
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(1,059,356)	(10,594)	-	-	4,237,424	42,374	(31,780)	-	-	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-	-	-	-	-	206,242	-		(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	126,000	-	-	(126,000)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(74,614)		-	-	(74,614)
Loss for the period ended March 31, 2021				-			-	-	-		-	(3,871,865)	(3,871,865)
Balance, June 30, 2021	-	$-	1,940,644	$19,406	24,227	$242	208,188,705	$2,081,887	$17,920,912	$(41,000)	$-	$(18,641,275)	$1,340,172

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,871,865)	$(911,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,456	786
Preferred A stock issued to consultants		-
Amortization of right-to-use asset	24,692	-
Gain on settlement of notes payable	(1,836)	386,175
Gain on settlement of accounts payable	-	(348,611)
(Gain) on revaluation of Preferred Stock Series A	-	-
Loss on conversion of Pref Stock Series A to common stock	-	-
Gain (Loss) on revaluation of derivative liabilities	493,455	(446,155)
Derivative expense	-	43,009
Amortization of discount on notes payable	756,795	-
Share-based compensation	559,579	159,868

Changes in assets and liabilities:
Accounts receivables	(1,133)	-
Prepaid expenses	(28,843)	9,721
Due from related party	(26,163)	-
Inventory	(2,109)	-
Accounts payable and accrued liabilities	(291,463)	226,199
Operating lease liability	14,082	-
Other current liabilities	880	805
Accrued interest	203,447	53,695

Net cash used in operating activities	(2,134,026)	(826,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(495,359)	-

Net cash used in investing activities	(495,359)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	1,668,000	-
Proceeds from sales of Series C Preferred Stock, net of fees	2,760,000
Proceeds from notes payable, net of discount	-	931,406
Principal payments on notes payable	(177,534)	(171,000)

Net cash provided by financing activities	4,250,466	760,406

Net increase (decrease) in cash and cash equivalents	1,621,081	(65,703)

Cash and cash equivalents at beginning of period	64,789	83,245

Cash and cash equivalents at end of period	$1,685,870	$17,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,680
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$2,653,795	$-
Settlement of derivative liabilities	$(1,301,137)	$664,684
Cashless exercise of warrants	$-	$50,986
Issued of Series A Preferred Stock to consultants	$-	$71,558
Preferred stock dividend	$74,614	$36,751
Deemed dividends on Preferred Stock	$332,242	$-
Derivative discounts	$-	$485,000
Beneficial conversion feature	$-	$506,726
Conversion of Series A Preferred stock to common stock	$6,000	$-
Conversion of Series C Preferred stock to common stock	$31,781	$-
Conversion of accounts payable to common stock	$102,333	$-
Conversion of accrued payroll to common stock	$50,000	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2021, and 2020

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

Since 2020, our operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed a wholly owned subsidiary, The Good Clinic LLC, a Colorado limited liability company for our clinic business.

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and anticipate opening seven more in the greater Minneapolis and Denver metropolitan areas before the end of 2021.

Note 2 - Financial Condition, Going Concern and Management Plans

As of June 30, 2021, the Company had cash of $1,686,000, current liabilities of $1,326,000, and has incurred a loss from operations and has generated minimal revenue. The Company’s principal operation is the development and operation of primary care health and wellness clinics operated by nurse practitioners. In addition, the Company develops and deploys software and systems for the healthcare marketplace. The Company intends to a) develop and acquire telemedical technologies, and b) evaluate other healthcare related opportunities both domestically and on an international basis. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. During the six months ended June 30, 2021, the Company closed on a $3,000,000 Series C Preferred Stock and warrants offering and $1,668,000 restricted common stock offering. To continue its expansion plans, the Company believes that additional capital will need to be raised and has entered discussions to do so with certain companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

PPP Loan and Smith Matter

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and applied on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when no such loan had been received. Bank of America requested that the Company remit the funds received back to Bank of America. The Company is currently working with Bank of America on a repayment plan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition. As of the date of this filing the Company has not restructured the loan and Bank of America has not taken any adversarial actions with regard to the loan.

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

In August 2020, the former President and COO filed a complaint alleging discrimination under certain provisions of the anti-discrimination laws of that state. As of the date of this filing the Company has been advised by the convening judicial organization that it has dismissed this matter. The former President requested a “Right-to-Sue” letter, which she received, giving her a right to sue in District Court for 90 days from the date of the dismissed action. On June 23, 2021, the Company and the former President and COO reached a confidential settlement and release agreement releasing both parties of any future claims.

COVID -19 Impact

The Company has had some impact on its operations because of the effects of the COVID-19 pandemic, primarily with accessibility to staffing, consultants and in the capital markets, and it is adjusting as needed within its available resources. The Company will continue to assess the effect of the pandemic on its operations. The extent to which the COVID-19 pandemic will continue to impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of possible business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its securities.

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

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of approximately $1,686,000 as of June 30, 2021, and $65,000 as of December 31, 2020.

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

In 2020, the Company entered into a lease for a clinic facility in Minneapolis, Minnesota. In connection with the facility, the Company incurred costs to design, engineer, build and install furniture and equipment in the facility. $417,000 was recorded in construction in progress on the balance sheet as of December 31, 2020. The facility was completed, and the Company received its certificate of occupancy, in the first quarter of 2021. During the three months ended March 31, 2021, the costs previously recorded as construction in progress were recorded to fixed assets and are being depreciated over their useful lives or lease term as appropriate. During the three months ended June 30, 2021, no additional fixed assets were acquired. During the three months ended June 30, 2021, the Company entered into three additional lease, two leases are for two new clinics and one lease was for the new corporate headquarters. With the signing of the three additional leases late in the second quarter we anticipate additional expenditures for fixed assets and leasehold improvements.

Revenue Recognition – On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018, are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

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

Derivative Financial Instruments- Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. As of June 30, 2021, the Company had retired all derivative instruments.

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

Per Share Data-Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted ASU No. 2019-12, “Income Taxes (Topic 740) however giving the Company’s historical losses and full valuation allowance it did not have an impact on its condensed consolidated financial statements and related disclosures.

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

The following table sets forth the computation of loss per share for the three and six months ended June 30, 2021, and 2020, respectively:

	Three Months Ended June 30,
	2021	2020
Numerator:
Net loss applicable to common shareholders	$(1,523,769)	$(783,032)

Denominator:
Weighted average common shares outstanding	201,678,218	88,833,282

Net loss per share data:
Basic and diluted	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2021	2020
Numerator:
Net loss applicable to common shareholders	$(4,278,721)	$(948,352)

Denominator:
Weighted average common shares outstanding	194,455,386	86,408,229

Net loss per share data:
Basic and diluted	$(0.02)	$(0.01)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2021, and 2020, the following shares were issuable and excluded from the calculation of diluted loss:

	June 30,
	2021	2020
Options	11,696,211	67,879
Warrants	12,600,000	-
Convertible Preferred Stock Series C	8,150,705	-
Accrued interest on Preferred Stock	376,803	32,784
Total	32,823,719	100,664

Note 5 – Related Party Transactions

For the three months ended June 30, 2021:

During the three months ended June 30, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $15,144. Of this amount, a total of $2,000 was payable to officers and directors, $7,816 was payable to a related party shareholder, and $5,328 was payable to non-related parties.

For the six months ended June 30, 2021:

During the six months ended June 30, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $31,536. Of this amount, a total of $4,000 was payable to officers and directors, $15,630 was payable to a related party shareholder, and $11,906 was payable to non-related parties.

For the three months ended June 30, 2020:

During the three months ended June 30, 2020, the Company charged the amount of $19,374 to operations in connection with the vesting of restricted common stock as follows: $6,205 for shares issued to management; $10,110 for shares issued to board members; and $3,059 related to shares issued to an employee. Ms. Julie Smith, the Company’s former President, Chief Operating Officer, and a Board member, resigned effective June 30, 2020. At the time of her resignation, a total of 1,000,000 shares of the Company’s common stock issued to Ms. Smith for compensation as a board member were vested and remain outstanding; an additional 250,000 shares of common stock issued to Ms. Smith for compensation as an officer were vested and remain outstanding; 750,000 shares of common stock to be issued to Ms. Smith for compensation as an officer had not vested, and these shares were cancelled.

On June 30, 2020, the Company accrued dividends on its Series X Preferred stock in the total amount of $32,784. Of this amount, a total of $6,500 was payable to officers and directors, $15,629 was payable to a related party shareholder, and $10,655 was payable to non-related parties.

For the six months ended June 30, 2020:

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

On June 30, 2020, the Company accrued dividends on its Series X Preferred stock in the total amount of $32,784. Of this amount, a total of $6,500 was payable to officers and directors, $15,629 was payable to a related party shareholder, and $10,655 was payable to non-related parties.

Note 6 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company leases clinic and administrative facilities under operating leases. The Company evaluates its contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all the Company’s leases are classified as operating leases. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. The lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.

Topic ASC 842 requires the Company to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Right-of-use assets are recorded in other assets on the Company’s condensed consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on its condensed consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease.

On November 1, 2020, the Company entered into an agreement to open a clinic in Minneapolis , Minnesota. The initial lease term is 8 years. Fixed rent payments under the initial term are approximately $511,000.

On May 24, 2021, the Company entered into an agreement to open a clinic in St. Louis Park, Minnesota, which is expected to begin operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000.

Additionally, on June 8, 2021, the Company entered into an agreement to open a clinic in Eden Prairie , Minnesota, which is expected to begin operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000.

On June 24, 2021, the Company entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000.

As of June 30, 2021, the Company had total operating lease liabilities of approximately $1.4 million and right-of-use assets of approximately $1.3 million, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:	June 30, 2021	December 31, 2020
Clinics	$1,106,667	$310,361
Administrative office	200,720	-
Right to use assets, net	$1,307,387	$310,361

Operating lease liabilities are summarized below:	June 30, 2021	December 31, 2020
Clinics	$1,147,945	$321,004
Administrative office	208,859	-
Lease liability	$1,356,804	$321,004
Less: current portion	(89,507)	(8,905)
Lease liability, non-current	$1,267,297	$312,099

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended June 30, 2021, was 2020 was $38,500 and $0. For the six months ended June 30, 2021, and 2020 amounted to $59,200 and $0, respectively. The Company’s ROU asset amortization for the three months ended June 30, 2021, and 2020 was $18,500 and $0, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2021, and 2020 was $24,700 and $0, respectively the difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

Maturity analysis under these lease agreements are as follows:

For the twelve months ended June 30, 2022	$242,476
For the twelve months ended June 30, 2023	341,085
For the twelve months ended June 30, 2024	294,286
For the twelve months ended June 30, 2025	254,470
For the twelve months ended June 30, 2026	259,850
Thereafter	625,932
Total	$2,018,099
Less: Present value discount	(661,295)
Lease liability	$1,356,804

Note 7 – Debt

All obligations disclosed in this section haves been fully satisfied as of the date of this filing and the Company has no further requirements related to these notes except for the Company’s PPP Loan which remains outstanding.

August 2014 Series C and D Convertible Debenture

On March 30, 2021, the Company issued 272,837 shares of common stock and paid cash in the amount of $122,166 as settlement of principal and accrued interest in the amounts of $110,833 and $71,526, respectively, due under the Series C Debenture and principal and accrued interest in the amounts of $11,333 and $8,722 due under the Series C Debenture. The Company recognized a gain in the amount of $3,035 on this transaction. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

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

Eagle Equities Note 4

On January 4, 2021, the Company issued 4,123,750 shares of common stock at a price of $0.012 per share pursuant to the conversion of $45,000 of principal and $4,485 of accrued interest in Eagle Equities Note 4. On January 6, 2021, the Company issued 3,505,964 shares of common stock at a price of $0.01224 per share pursuant to the conversion of $39,000 of principal and $3,913 of accrued interest in Eagle Equities Note 4. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

Eagle Equities Note 5

On January 11, 2021, the Company issued 4,463,507 shares of common stock at a price of $0.01224 per share pursuant to the conversion of $50,000 of principal and $4,633 of accrued interest in Eagle Equities Note 5. On January 14, 2021, the Company issued 4,319,378 shares of common stock at a price of $0.01266 per share pursuant to the conversion of $50,000 of principal and $4,683 of accrued interest in Eagle Equities Note 5. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

Eagle Equities Note 6

On January 21, 2021, the Company issued 6,449,610 shares of common stock at a price of $0.0154 per share pursuant to the conversion of $93,000 of principal and $6,324 of accrued interest in Eagle Equities Note 6. On January 28, 2021, the Company issued 7,285,062 shares of common stock at a price of $0.01575 per share pursuant to the conversion of $107,200 of principal and $7,540 of accrued interest in Eagle Equities Note 6. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

Eagle Equities Note 7

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 7 whereby the Company issued 1,184,148 shares of common stock at a price of $0.24984 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

Eagle Equities Note 8

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 8 whereby the Company issued 639,593 shares of common stock at a price of $0.23851 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

Eagle Equities Note 9

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 9 whereby the Company issued 605,177 shares of common stock at a price of $0.24984 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

Eagle Equities Note 10

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 10 whereby the Company issued 1,095,131 shares of common stock at a price of $0.23748 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note. These obligations have been fully satisfied as of the date of this filing and the Company has no further requirements related to these matters.

PPP Loan

On May 4, 2020, the Company received loan proceeds from Bank of America in the amount of $460,406 under the Paycheck Protection Program (the “PPP Loan”).

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when the Company never applied for or received such a loan. Bank of America requested that the Company return the funds it received back to Bank of America. The Company is currently negotiating a repayment plan with Bank of America though no modification has been agreed to as of the date of this filing. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition. Details of additional activity for the quarter ended June 30, 2021, are presented in Notes Payable Table 1, below.

Notes Payable Table 1:

	June 30, 2021	December 31, 2020
Total notes payable	$460,406	$1,656,772
Less: Discount	-	(756,795)
Notes payable - net of discount	$460,406	$899,977

Current Portion, net of discount	$460,406	$899,977
Long-term portion, net of discount	$-	$-

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

Derivative liability activity for the six months ended June 30, 2021, are summarized in the table below:

December 31, 2020	$807,682
Settled upon conversion or exercise	(1,301,137)
Gain on revaluation	493,455
June 30, 2021	$-

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 208,188,705 shares were issued and outstanding on June 30, 2021.

Common Stock Transactions During the Six Months Ended June 30, 2021

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

On April 19, 2021, the Company issued 1,962 shares of common stock for professional fees which had been performed in a prior period. The Company recorded these shares at the par value of $0.01 per share.

On May 4 through May 26, 2021, the Company issued 4,237,424 shares of common stock for the conversion of 1,059,356 shares of Series C Preferred Stock at a price of $0.25 per share.

On May 12, 2021, the Company issued 2,500,000 shares of common stock at a price of $0.03 per share for the exercise of stock options by an investor.

On June 10 through June 29, 2021, the Company issued 5,116,668 shares of common stock at a price of $0.03 per share for the exercise of stock options by officers and directors.

On June 23, 2021, the Company cancelled 2,000,000 shares of common stock held by an ex-officer in connection with a settlement agreement. The cancellation of these shares was recorded at the par value of $0.01 per share. Also, in connection with the settlement agreement, the Company issued 637,953 shares to the ex-officer at the market price of $.20 per share.

Also, during the six months ended June 30, 2021, the Company charged the amount of $7,897 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $201,292 to operations in connection with the vesting of options granted to its officers and board members.

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

Preferred Stock

Series A Preferred Stock Transactions During the Six Months Ended June 30, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly formed subsidiary My Care, LLC. The Company had valued these shares at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the six months ended June 30, 2020, the Company accrued dividends in the amount of $3,967 on the Series A Preferred Stock. On June 30, 2020, dividend payable on the Series A Preferred Stock was $3,967. On June 30, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 98,780 shares of common stock based upon the average price of $0.0402 per share for the five-day period ended June 30, 2020.

Series A Preferred Stock Transactions During the Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Company accrued dividends in the amount of $1,000 on the Series A Preferred Stock. On March 11, 2021, the Company issued 600,000 shares of common stock to the four officers of The Good Clinic in exchange for the previously issued Series A Preferred Stock and accrued dividends. The Series A preferred stock was canceled.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Six Months Ended June 30, 2021

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

On May 4 through May 26, 2021, 1,059,356 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,237,424 shares of common stock. During the six months ended June 30, 2021, the Company accrued dividends on the Series C Preferred Stock in the amount of $42,078.

Series C Preferred Stock Transactions During the Six Months Ended June 30, 2020

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

For the six months ended June 30, 2021:

During the six months ended June 30, 2021, the Company received for retirement 2,000 shares of Series X Preferred Stock pursuant to a settlement agreement. Also, during the six months ended June 30, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $31,536. Of this amount, a total of $4,000 was payable to officers and directors, $15,630 was payable to a related party shareholder, and $11,906 was payable to non-related parties.

Stock Options

The following table summarizes the options outstanding on June 30, 2021, and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	outstanding	life (years)	options	exercisable	options
$0.03-$0.39	11,696,211	9.37	$0.16	7,945,000	$0.03

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding on December 31, 2020	13,453,879	$0.03
Granted	6,195,000	0.24
Exercised	(7,952,668)	0.03
Outstanding on June 30, 2021	11,696,211	$0.16

Aggregate intrinsic value of options outstanding and exercisable on June 30, 2021, and 2020 was $929,550 and $0, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.28 and $0.04 as of June 30, 2021, and 2020, respectively, and the exercise price multiplied by the number of options outstanding and exercisable.

On June 30, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $1,205,961.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options as of June 30, 2021, was as follows:

June 30,
2021
Volatility	167.8% to 183.5%
Dividends	$-
Risk-free interest rates	0.82 % to 1.69%
Term (years)	5.00 to 10.00

Warrants

The following table summarizes the warrants outstanding on June 30, 2021, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2020	-	$-
Granted	12,600,000	$0.63
Exercised	-	$-
Outstanding on June 30, 2021	12,600,000	$0.63

Note 10 – Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis on June 30, 2021, and December 31, 2020.

June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$807,682	$807,682

Note 11 – Commitments and Contingencies

Legal

There is no pending or anticipated legal actions at this time except as noted below in “Other”.

PPP Loan

On May 4, 2020, we received a loan in the amount of $460,406 from the United States Small Business Administration under the Payroll Protection Program. Subsequent to June 30, 2020, we determined that errors had been made in the application submitted to obtain the loan. On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan which we did receive. Bank of America has requested that we remit such funds back to Bank of America. We are presently attempting to negotiate repayment or a restructure of the loan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

Smith Matter

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

On June 23, 2021, the Company and the former President and COO reached a confidential settlement and release agreement releasing both parties of any future claims.

Terra Nova Matter

On May 4, 2021, we were served with a Statement of Nature of Dispute, Claims and Issues to be Arbitrated in which Claimant Terra Nova makes claims related to alleged breach of an agreement between the Parties dated August 17, 2020.  Terra Nova claims damages in the amount of $385,000.  Although we intend to vigorously defend against the claims, there can be no assurance that we will be successful.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

We are working to open primary care clinics around the US that are in residential centers and leverage the expertise, training, and license of Nurse Practitioners. We are focusing on wellness as a core of the practice. Mitesco’s miss ion is to increase convenience and access to care, improve the quality of care, and reduce its cost. Technology is a key part to our approach to deliver on these three goals. We recognize the essential nature of the clinician client relationship and its importance to achieving these superior outcomes. Our view is that technology must enhance these human interactions, not operate independently. As such, we are seeking innovative technologies that enable both consumers and clinicians to achieve more convenient and better outcomes with greater efficiency.

We have opened our flagship primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota. We plan to open an additional four to five clinics in the Twin Cities area of Minnesota and then continue expansion of two to three clinics in the greater Denver, Colorado area, before the end of 2021. We plan to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise, and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a clients’ co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationship with Lennar Corporation and other developers. Already, our clinic is being viewed as an amenity for the high-rise development in which we are located. We plan to mirror this approach within the two Lennar locations with which we have signed letters of intent to build clinics in these residential developments in Denver. We may also seek to grow through the acquisition of existing clinic operations which would be converted into our operating approach

Additionally, we have implemented a corporate structure that we believe allows us to expand into international markets. We have a wholly owned subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, Ltd. We intend to use this location as a base for European operations. In the European community the investment in healthcare technology has been significant. In many cases, even more robust than in the North American markets. We believe that as a result of expected low economic growth in the European community, several technology businesses based there may become our targets for acquisition at attractive valuations. We believe that these businesses may benefit from the larger markets found in North America and elsewhere in the world.

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

Three months and Six months ended June 30, 2021 and 2020

Revenue

The Company recognized revenue of approximately $8,200 for the three months ended June 30, 2021, compared to $0 for the three months ended June 30, 2020. The increase in revenue is the result of the opening of The Good Clinic’s first location. For the six months ended June 30, 2021, the Company recognized $11,200 of revenue compared to $0 for the six months end June 30, 2020. The Increase is the result of opening The Good Clinic’s first location.

Cost of Sales

The Company incurred approximately $3,600 of cost of goods sold for the three months ended June 30, 2021, compared to $0 for the three months ended June 30, 2020. The increase in cost of goods sold is the result of the opening of The Good Clinic’s first location. The Company incurred approximately $5,300 of cost of goods sold for the six months ended June 30, 2021, compared to $0 for the six months ended June 30, 2020. The increase in cost of goods sold is the result of the opening of The Good Clinic’s first location.

Gross Profit

Our gross profit was approximately $4,600 for the three months ended June 30, 2021, compared to $0 for the three months ended June 30, 2020. Our gross profit was approximately $5,900 for the six months ended June 30, 2021, compared to $0 for the six months ended June 30, 2020.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2021, were approximately $1,403,200. For the comparable period in 2020, the operating expenses were approximately $625,800. Our total operating expenses for the six months ended June 30, 2021, were $2,356,100 compared to $1,122,300 for the six months ended June 30, 2020

Operating expenses for the three months ended June 30, 2021, were comprised primarily of $357,300 payroll and payroll taxes; $327,200 of non-cash compensation, $225,000 in legal and professional fees; $149,000 in marketing; $157,000 in other operation costs $130,000 in consulting fees. Operating Expense for the six months ended June 30, 2021, were comprised primarily of $474,900 payroll and payroll taxes; $337,100 of non-cash compensation, $606,700 in legal and professional fees; $301,000 in marketing; $369,500 in other operation costs $266,900 in consulting fees.

Operating expenses for the three months ended June 30, 2020, were comprised primarily of $201,000 in payroll, including $40,000 in non-cash compensation; $130,000 in legal and professional fees and $120,000 in consulting fees, $110,000 in marketing and public relations, $24,000 in board fees and $14,000 in insurance costs. Operating expenses for the six months ended June 30, 2020, were composed primarily of $465,000 in payroll and payroll taxes, including $160,000 in non-cash compensation;  $219,000 in legal and professional fees; $186,000 in consulting fees, $45,000 in board of director fees; $128,000 in marketing and public relations; and $32,000 in insurance costs.

Other Income and Expenses

Interest expense was approximately $1,000 for the three months ended June 30, 2021, compared to approximately $397,000 for the six months ended June 30, 2020.

During the three months ended June 30, 2021, we recorded a loss on a legal settlement of $70,000. There was not an equivalent gain or loss in the comparable prior period.

During the three months ended June 30, 2021, the Company declared Preferred Stock dividends of approximately 15,000 compared to approximately $19,000 for the three months ended June 30, 2020.

For the three months ended June 30, 2021, we had a net loss available to common shareholders of approximately $1,485,000 or a net loss per share, basic and diluted of ($0.01) compared to a net loss available to common shareholders of approximately $783,000, or a net loss per share, basic and diluted of ($0.01), for the three months ended June 30, 2020.

Interest expense was approximately $966,000 for the six months ended June 30, 2021, compared to approximately $587,000 for the six months ended June 30, 2020.

During the six months ended June 30, 2021, we recorded a gain on settlement of accounts payable of approximately $6,000, compared to a gain on settlement of accounts payable in the amount of $349,000 in the prior period.

During the six months ended June 30, 2020, we recorded a gain on the settlement of notes payable of approximately $1,800. There was not an equivalent gain or loss in the comparable prior period.

During the six months ended June 30, 2021, the Company declared Preferred Stock dividends of approximately 367,000 compared to approximately $37,000 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, we had a net loss available to common shareholders of approximately $4,240,000, or a net loss per share, basic and diluted of ($0.02) compared to a net loss available to common shareholders of approximately $948,000, or a net loss per share, basic and diluted of ($0.01), for the six months ended June 30, 2020.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of June 30, 2021, we had cash of approximately $1,686,000 compared to cash of approximately $65,000 as of December 31, 2020.

Net cash used in operating activities was approximately $2,134,000 for the six months ended June 30, 2021. This is the result of our business development efforts pertaining to the start-up of the first clinic. Cash used in operations for the six months ended June 30, 2020, was approximately $826,000.

Net cash used in investing activities was approximately $495,000 for the six months ended June 30, 2021. The amounts relate to the purchase of fixed assets and leasehold improvement on our first clinic. No cash was used for investing activities for the six months ended June 30, 2020.

Net cash provided by financing activities for the six months ended June 30, 2021, was approximately $4,250,000, consisting of proceeds from a private placement offering of common stock of $1,668,000 and $2,760,000 from the sale of Series C Preferred Stock and warrants. Partially offsetting the proceeds was approximately $178,000 of payment on notes payable. Net cash provided by financing activities for the six months ended June 30, 2020, was approximately $760,000 consisting of approximately $931,000 of proceeds from notes payable offset by payments on notes payable of approximately $171,000.

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

(b)         Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our second quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.        LEGAL PROCEEDINGS

PPP Loan

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

Smith Matter

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

On August 18, 2020, the Company received formal notice that a complaint has been filed with the Colorado Civil Rights Division by Ms. Smith naming the Company as the Respondent. As of the date of this filing, we have been advised that the Colorado Civil Rights Division has dismissed this matter effective March 1, 2021. Ms. Smith requested a “Right-to-Sue” letter, which she received, giving her a right to sue in District Court for 90 days from the date of the dismissed action. On June 23, 2021, the Company and the former President and COO reached a confidential settlement and release agreement releasing both parties of any future claims which included the cancellation of certain previously issued shares and stock options. The impact of this settlement is reflected in the Company’s financial statements as of June 30, 2021.

Terra Nova Matter

On May 4, 2021, Mitesco, Inc. was served with a Statement of Nature of Dispute, Claims and Issues to be Arbitrated in which Claimant Terra Nova Capital Equities, Inc. (Terranova) makes claims related to alleged breach of an agreement between the Parties dated August 17, 2020.  Terra Nova claims damages in the amount of $385,000.

On June 3, 2021, the Company and Terra Nova Capital Equities, Inc. reached a settlement agreement in the amount of $70,000 with half being paid on the signing of the agreement and the remaining 50 percent being paid in equal installments on September 30, 2021, and December 31, 2021

ITEM 1A.        RISK FACTORS

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

Investing in our common stock involves a high degree of risk You should carefully consider the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 25, 2021 . Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 25, 2021. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history, history of losses and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a long history of losses and incurred net losses of approximately $2.9 million and $3.9 million for the years ended December 31, 2020, and 2019, respectively and net losses of approximately $3.9 million and $0.9 million for the six months ended June 30, 2021, and 2020, respectively. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have not generated revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. As of the six months ended June 30, 2021, we have only generated revenues of $11,200.

The issuance of additional shares of our common stock, convertible notes, convertible Preferred Stock, and other convertible securities may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of June 30, 2021, there are outstanding options and warrants to purchase 11,696,211and 12,600,000 shares of common stock, respectively. In addition, we have outstanding Series C Preferred Stock that converts into 8,150,705 shares of common stock, and dividends on Preferred Stock is convertible into an additional 376,803 shares of common stock. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, likely, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

We may become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition.

By operating in the health care industry, we will face an inherent business risk of exposure to personal injury claims. We plan to obtain liability insurance in the future; however, we do not have liability insurance coverage to protect us from such claims. A successful personally liability claim, or series of claims brought against us, more than our insurance coverage, would negatively impact our financial condition.

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

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and applied on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

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

Smith Matter

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

Terra Nova Matter

On May 4, 2021, we were served with a Statement of Nature of Dispute, Claims and Issues to be Arbitrated in which Claimant Terra Nova makes claims related to alleged breach of an agreement between the Parties dated August 17, 2020.  Terra Nova claims damages in the amount of $385,000.  Although we intend to vigorously defend against the claims, there can be no assurance that we will be successful.

All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2.        SALE OF UNREGISTERED SECURITIES

During the six months ended June 30, 2021, we offered and sold securities below.

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

On March 31, 2021, we completed the private offering previously reported on February 10, 2021, by issuing an aggregate of 6,672,000 shares of our restricted common stock to investors for $1,668,000 in proceeds pursuant to a Securities Purchase Agreement (“SPA”). The transaction was executed directly with us, and no brokers, dealers or representatives were involved.

On April 19, 2021, the Company issued 1,962 shares of common stock for professional fees which had been performed in a prior period. The Company recorded these shares at the par value of $0.01 per share.

On May 4 through May 26, 2021, the Company issued 4,237,424 shares of common stock for the conversion of 1,059,356 shares of Series C Preferred Stock at a price of $0.25 per share.

On May 12, 2021, the Company issued 2,500,000 shares of common stock at a price of $0.03 per share for the exercise of stock options by a consultant.

Between June 10, 2021, and June 29, 2021, the Company issued 5,116,668 shares of common stock at a price of $0.03 per share for the exercise of stock options by officers and directors.

On June 23, 2021, the Company cancelled 2,000,000 shares of common stock held by an ex-officer in connection with a settlement agreement. The cancellation of these shares was recorded at the par value of $0.01 per share. Also, in connection with the settlement agreement, the Company issued 637,953 shares to the ex-officer at the market price of $.20 per share.

Also, during the six months ended June 30, 2021, the Company charged the amount of $7,897 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $201,292 to operations in connection with the vesting of options granted to its officers and board members.

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

The shares of common stock issued pursuant to the SPA and to the investor relations services were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) thereof. Accordingly, the shares of common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3.        DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

Not Applicable.

ITEM 6.        EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10Q

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

4.1#	Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan (File No. 333-252293)	8-K	10.1	01/27/2021

4.2	Form of Series A Warrant	8-K	4.1	03/26/2021

4.3	Form of Series B Warrant	8-K	4.2	03/26/2021

10.1	Form of Securities Purchase Agreement used for private placement of restricted common stock	8-K	10.01	02/10/2021

10.2	Agreement to exchange amounts due under convertible note dated August 20, 2020, for restricted common stock	8-K	10.02	02/10/2021

10.3	Agreement to exchange amounts due under convertible note dated September 20, 2020, for restricted common stock	8-K	10.03	02/10/2021

10.4	Agreement to exchange amounts due under convertible note dated October 30, 2020, for restricted common stock	8-K	10.04	02/10/2021

10.5	Agreement to exchange amounts due under convertible note dated December 9, 2020, for restricted common stock	8-K	10.05	02/10/2021

10.6	Form of Exchange Agreement for Restricted Common Stock with Four (4) Parties Regarding Clinic Assets	8-K	10.06	02/10/2021

10.7#	Employment Agreement by and between Phillip Keller and Mitesco, Inc., effective as of March 17, 2021.	8-K	10.1	03/17/2021

10.8	Form of Securities Purchase Agreement, dated March 25, 2021	8-K	10.1	03/26/2021

10.9	Form of Registration Rights Agreement, dated March 25, 2021	8-K	10.2	03/26/2021

10.10	Engagement Letter, by and between Carter, Terry & Company and Mitesco, Inc., dated January 6, 2021	8-K	10.3	03/26/2021

10.11	Debt Settlement Agreement, dated March 24, 2021	8-K	10.4	03/26/2021

10.12#	Employment Agreement by and between Jenny Lindstrom and Mitesco, Inc., dated as of April 6, 2021	8-K	10.1	04/12/2021

		Form Type	Exhibit Number	Date Filed	Filed Herewith

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

X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended June 30, 2021, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC. F/K/A TRUE NATURE HOLDING, INC.

Dated: August 10, 2021	By:	/s/ Phillip J. Keller
Phillip J. Keller Chief Financial Officer and Principal Financial Officer