Form 10-Q
period 2021-09-30
Mitesco, Inc.
filed 2021-11-16
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, the registrant had outstanding 212,853,706 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	Unaudited
	September 30,	December 31,
ASSETS	2021	2020
Current assets
Cash and cash equivalents	$441,506	$64,789
Accounts Receivable	7,319	-
Inventory	22,794	-
Prepaid expenses	28,844	-
Total current assets	500,463	64,789

Right to use operating leases, net	3,052,351	310,361
Construction in progress	297,097	417,082
Fixed assets, net of accumulated depreciation of $19,590 and $1,572	2,347,651	6,282

Total Assets	$6,197,562	$798,514

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	2,376,577	1,069,331
Accrued interest	5,309	137,522
Derivative liabilities	-	807,682
Lease liability - operating leases, current	102,133	8,905
Convertible notes payable, net of discount of $0 and $756,795	-	317,405
Convertible note payable, in default	-	122,166
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	95,256
Preferred stock dividends payable	125,014	9,967
Total current liabilities	3,165,575	3,028,640

Lease Liability- operating leases, non-current	3,092,130	312,099

Total Liabilities	$6,257,705	$3,340,739

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; and 400,000 shares designated Series X:	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	48
Preferred stock, Series C, $0.01 par value, 940,644 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9,406	-
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at September 30, 2021; 26,227 shares issued and outstanding at December 31, 2020	242	262
Common stock subscribed	156,441	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 212,853,706 and 155,381,183 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,128,537	1,553,812
Additional paid-in capital	18,055,972	10,340,821
Accumulated deficit	(20,410,741)	(14,437,168)
Total stockholders' equity (deficit)	(60,143)	(2,542,225)

Total liabilities and stockholders' equity (deficit)	$6,197,562	$798,514

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

STATEMENT OF OPERATIONS

	Unaudited		Unaudited
	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$13,528	$-	$24,744	$-

Cost of goods sold	2,486	-	7,804	-
Gross Profit (loss)	11,042	-	16,940	-

Operating expenses:
General and administrative	1,780,456	607,704	4,136,574	1,730,036

Total operating expenses	1,780,456	607,704	4,136,574	1,730,036

Net Operating Loss	(1,769,414)	(607,704)	(4,119,634)	(1,730,036)

Other income (expense):
Interest expense	-	(537,184)	(966,123)	(1,124,219)
Loss on legal settlement	-	-	(70,000)	-
Gain on settlement of accounts payable	-	49,351	6,045	397,962
Gain on settlement of accrued salary	-	6,988	-	6,988
Gain on settlement of notes payable	-	-	1,836	-
Grant Income	(52)	-	-	3,000
(Loss) Gain on revaluation of derivative liabilities	-	51,940	(493,455)	498,095
Total other expense	(52)	(428,905)	(1,521,697)	(218,174)

Loss before provision for income taxes	(1,769,466)	(1,036,609)	(5,641,331)	(1,948,210)

Provision for income taxes	-	-	-	-

Net loss	$(1,769,466)	$(1,036,609)	$(5,641,331)	$(1,948,210)

Preferred stock dividends	(40,433)	(19,392)	(115,047)	(56,143)
Preferred stock deemed dividends	-	-	(332,242)	-

Net loss available to common shareholders	$(1,809,899)	$(1,056,001)	$(6,088,620)	$(2,004,353)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	208,784,236	100,262,378	199,678,995	94,154,754

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

STATEMENT OF STOCKHOLDERS EQUITY

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Payable	Deficit	Total

Balance, June 30, 2020	4,800	$48	-	$-	26,227	$262	98,796,144	$987,962	$9,058,332	$-	$37,186	$(12,488,175)	$(2,404,385)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	7,792	-	-	-	7,792
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	91,647	-	-	-	91,647
Common stock issued for services	-	-	-	-	-	-	386,985	3,869	17,787	-	-	-	21,656
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	22,269,785	222,698	508,066	-	-	-	730,764
Preferred stock dividends	-	-	-	-	-	-	-	-	(19,392)	-	-	-	(19,392)
Loss for the period ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(1,036,609)	(1,036,609)
Balance, September 30, 2020	4,800	$48	-	$-	26,227	$262	121,452,914	$1,214,529	$9,664,232	$-	$37,186	$(13,524,784)	$(2,608,527)

Balance, June 30, 2021	-	$-	1,940,644	$19,406	24,227	$242	208,188,705	$2,081,887	17,920,912	$(41,000)	$-	$(18,641,275)	$1,340,172
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	2,564	-	-	-	2,564
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	199,079	-	-	-	199,079
Stock options exercised for cash	-	-	-	-	-	-	350,000	3,500	7,000	-	-	-	10,500
Exercise of options by cashless conversion	-	-	-	-	-	-	315,000	3,150	(3,150)	-	-	-	-
Cash paid for common stock subscribed	-	-	-	-	-	-	-	-	-	41,000	-	-	41,000
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(1,000,000)	(10,000)	-	-	4,000,001	40,000	(30,000)	-	-	-	-
Common stock subscribed for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	-	156,441	-	-	156,441
Preferred stock dividends	-	-	-	-	-	-	-	-	(40,433)	-	-	-	(40,433)
Loss for the period September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	(1,769,466)	(1,769,466)
Balance, September 30, 2021	-	$-	940,644	$9,406	24,227	$242	212,853,706	$2,128,537	$18,055,972	$156,441	$-	$(20,410,741)	$(60,143)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series X		Common Stock		Additional Paid-in	Stock	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Payable	Deficit	Total
Balance, December 31, 2019	-	$-	-	-	26,227	262	81,268,443	812,684	8,407,977	-	37,186	(11,576,574)	(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	60,842	-	-	-	60,842
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	119,227	-	-	-	119,227
Common stock issued for services	-	-	-	-	-	-	586,985	5,869	23,467	-	-	-	29,336
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	528,995	-	-	-	528,995
Common stock issued in warrant settlement agreement	-	-	-	-	-	-	7,999,996	80,000	291	-	-	-	80,291
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	31,597,490	315,976	508,066	-	-	-	824,042
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	-	-	71,510	-			71,558
Preferred stock dividends	-	-	-	-	-	-	-	-	(56,143)	-	-	-	(56,143)
Loss for the period ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(1,948,210)	(1,948,210)
Balance, September 30, 2020	4,800	$48	-	$-	26,227	$262	121,452,914	$1,214,529	$9,664,232	$-	$37,186	$(13,524,784)	$(2,608,527)

Balance, December 31, 2020	4,800	48	-	-	26,227	262	155,381,183	1,553,812	10,340,821	-	-	(14,437,168)	(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	7,897	-	-	-	7,897
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	203,858	-	-	-	203,858
Common stock issued for services	-	-	-	-	-	-	1,099,320	10,963	410,596	-	-	-	421,559
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	-	1,668,000
Sale of Preferred Stock Series C	-	-	3,000,000	30,000	-	-	-	-	1,461,283	-	-	-	1,491,283
Warrants issued with Preferred Stock Series C	-	-	-	-	-	-	-	-	1,268,717	-	-	-	1,268,717
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	600,000	6,000	(5,952)	-	-	-	-
Shares issued for exercise of stock options	-	-	-	-	-	-	8,281,668	82,816	156,184	-	-	-	239,000
Net shares issued in connection with settlement agreement	-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	-	127,910
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(2,059,356)	(20,594)	-	-	8,237,425	82,374	(61,780)	-	-	-	-
Common stock subscribed for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	-	156,441	-	-	156,441
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-	-	-	-	-	206,242	-	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	126,000	-	-	(126,000)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(115,047)		-	-	(115,047)
Loss for the period ended September 30, 2021				-			-	-	-		-	(5,641,331)	(5,641,331)
Balance, September 30, 2021	-	$-	940,644	$9,406	24,227	$242	212,853,706	$2,128,537	$18,055,972	$156,441	$-	$(20,410,741)	$(60,143)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

MITESCO, INC.

STATEMENT OF CASH FLOWS

	Unaudited
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,641,331)	$(1,948,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,954	1,179
Preferred A stock issued to consultants		-
Amortization of right-to-use asset	71,349	-
Gain on settlement of notes payable	(1,836)	-
Gain on settlement of accounts payable	-	(397,962)
Gain on conversion of accrued salary	-	(6,988)
Gain (Loss) on revaluation of derivative liabilities	493,455	(498,095)
Derivative expense	-	125,869
Amortization of loan fees	-	18,000
Amortization of discount on notes payable	756,795	785,724
Share-based compensation	761,222	259,307
Changes in assets and liabilities:
Accounts receivables	(7,319)	-
Prepaid expenses	(28,844)	5,937
Due from related party	-	-
Inventory	(22,794)	-
Accounts payable and accrued liabilities	1,651,191	371,972
Operating lease liability	59,920	-
Other current liabilities	880	1,634
Accrued interest	203,447	89,642
Net cash used in operating activities	(1,624,911)	(1,191,991)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(2,300,338)	-
Net cash used in investing activities	(2,300,338)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	1,668,000	-
Proceeds from sales of Series C Preferred Stock, net of fees	2,760,000	-
Proceeds from notes payable, net of discount	-	1,381,406
Proceeds from sale of common stock	51,500	-
Principal payments on notes payable	(177,534)	(171,000)
Net cash provided by financing activities	4,301,966	1,210,406
Net increase in cash and cash equivalents	376,717	18,415

Cash and cash equivalents at beginning of period	64,789	83,245
Cash and cash equivalents at end of period	$441,506	$101,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$2,680
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$2,653,795	$-
Settlement of derivative liabilities	$(1,301,137)	$1,020,449
Cashless exercise of warrants	$-	$50,986
Issued of Series A Preferred Stock to consultants	$-	$71,558
Preferred stock dividend	$115,047	$56,143
Deemed dividends on Preferred Stock	$332,242	$-
Derivative discounts	$-	$999,800
Conversion of Series A Preferred stock to common stock	$6,000	$-
Conversion of Series C Preferred stock to common stock	$61,781	$-
Conversion of accounts payable to common stock	$102,333	$-
Conversion of accrued payroll to common stock	$50,000	$-
Conversion of accounts payable to common stock subscribed	$156,441	$-
Shares issued for debt conversion	$-	$617,000
Shares issued for accrued salary conversion	$-	$17,787
Accrued interest converted to equity	$-	$36,983

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

Since 2020, our operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed a wholly owned subsidiary, Mitesco N.A. LLC, which holds The Good Clinic LLC, a Colorado limited liability company for our clinic business. We also have a subsidiary in Dublin, Ireland, Acelerar Healthcare Holdings, LTD, with a view toward technology acquisitions, operations and potentially investments from the European marketplace.

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and have three (3) operating at the time of this filing. We have four (4) additional sites under contract with build-out underway and anticipate having seven (7) more in operation in the greater Minneapolis and Denver metropolitan areas before the end of 2022. We are making plans for up to fifty (50) operating units before the end of 2023 from internal growth, and we may entertain acquisition of existing clinics as well.

Note 2 - Financial Condition, Going Concern and Management Plans

As of September 30, 2021, the Company had cash of $442,000, current liabilities of $3,166,000, and has incurred a loss from operations and has generated minimal revenue. The Company’s principal operation is the development and operation of primary care health and wellness clinics operated by nurse practitioners. In addition, the Company develops and deploys software and systems for the healthcare marketplace. The Company intends to a) develop and acquire telemedical technologies, and b) evaluate other healthcare related opportunities both domestically and on an international basis. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. During the nine months ended September 30, 2021, the Company closed on a $3,000,000 Series C Preferred Stock and warrants offering and $1,668,000 restricted common stock offering. To continue its expansion plans, the Company believes that additional capital will need to be raised and has entered discussions to do so with certain companies. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

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

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of approximately $442,000 as of September 30, 2021, and $65,000 as of December 31, 2020.

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

In 2020, the Company entered into a lease for a clinic facility in Minneapolis, Minnesota. In connection with the facility, the Company incurred costs to design, engineer, build and install furniture and equipment in the facility. $417,000 was recorded in construction in progress on the balance sheet as of December 31, 2020. The facility was completed, and the Company received its certificate of occupancy, in the first quarter of 2021. During the three months ended March 31, 2021, the costs previously recorded as construction in progress were recorded to fixed assets and are being depreciated over their useful lives or lease term as appropriate. During the three months ended September 30, 2021, no additional fixed assets were acquired. During the three months ended June 30, 2021, the Company entered into three additional leases, two leases are for two new clinics and one lease was for the new corporate headquarters. During the three months ended September 30, 2021 the Company entered into three new clinic leases. With the signing of the three additional leases late in the second quarter we anticipate additional expenditures for fixed assets and leasehold improvements. During the fourth quarter of 2021 we expect to have expenditures of approximately $3 million related to construction and equipment related to these new clinic locations.

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

Derivative Financial Instruments- Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. As of September 30, 2021, the Company had retired all derivative instruments.

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

New Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

Recent Accounting Standards Adopted in the Year

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

Recent Accounting Standards Not Yet Adopted

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

The following table sets forth the computation of loss per share for the three and nine months ended September 30, 2021, and 2020, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net loss applicable to common shareholders	$(1,809,899)	$(1,056,001)	$(6,088,620)	$(2,004,353)

Denominator
Weighted Average shares outstanding	208,784,236	100,262,378	199,678,995	94,154,754

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2021, and 2020, the following shares were issuable and excluded from the calculation of diluted loss:

	For the nine months ended September 30,
	2021	2020
Common stock options	18,386,211	67,689
Common stock purchase warrants	12,600,000	-
Convertible Preferred Stock Series C	8,237,425	-
Accrued interest on Preferred Stock	494,883	32,784
Potentially dilutive securities	39,718,519	100,663

Note 5 – Related Party Transactions

For the three months ended September 30, 2021:

On July 21, 2021, the Company issued a total of 3,000,000 stock option awards to the Company’s executive officers: 1,500,000 to its Chief Executive Officer, 750,000 to its Chief Financial Officer and 750,000 to its Chief Legal Officer. The options will expire on the ten- year anniversary of the grant date and will vest following the Company’s achievement of a total of $30 million of revenues over four consecutive quarters, as recorded under generally accepted accounting principles of the United States of America. The options have a strike price of $0.25 the amount was based on the price of the lowest investment amount offered to outside investors in 2021 and is higher than the closing price on the date they were granted.

On August 26, 2021, the Company issued 312,800 restricted shares of the Company’s common stock priced at $0.25, vesting immediately, in lieu of $78,200 of cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

During the three months ended September 30, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $15,141. Of this amount, a total of $2,000 was payable to officers and directors, $7,816 was payable to a related party shareholder, and $5,325 was payable to non-related parties.

For the nine months ended September 30, 2021:

On July 21, 2021, the Company issued a total of 3,000,000 stock option awards to the Company’s executive officers: 1,500,000 to its Chief Executive Officer, 750,000 to its Chief Financial Officer and 750,000 to its Chief Legal Officer. The options will expire on the ten-year anniversary of the grant date and will vest following the Company’s achievement of a total of $30 million of revenues over four consecutive quarters, as recorded under generally accepted accounting principles of the United States of America. The options have a strike price of $0.25 the amount was based on the price of the lowest investment amount offered to outside investors in 2021 and is higher than the closing price on the date they were granted.

On August 26, 2021, the Company issued 312,800 restricted shares of the Company’s common stock priced at $0.25, vesting immediately, in lieu of $78,200 of cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

During the nine months ended September 30, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $46,677.  Of this amount, a total of $6,000 was payable to officers and directors, $23,444 was payable to a related party shareholder, and $17,233 was payable to non-related parties.

For the three months ended September 30, 2020:

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

For the nine months ended September 30, 2020:

On February 27, 2020, the Company agreed to issue 1,000,000 ten-year options to its two non-management directors (a total of 2,000,000 options). These options have a fair value at issuance of $39,162 per director (a total of $78,324), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. During the three- months ended September 30, 2020, the amount of $3,264 was charged to operations in connection with each 1,000,000-option grant (a total of $6,528 for all 2,000,000 options).

On March 2, 2020, the Company agreed to issue 1,500,000 ten-year options to each of its Chief Executive Officer, its President, and a consultant (a total of 4,500,000 options). These options have a fair value at issuance of $58,743 per individual (a total of $176,229), an exercise price of $0.05 per share, and vest over a three-year period. The Company valued these options using the Black-Scholes valuation model. Julie Smith, the Company’s President, Chief Operating Officer, and a Board member resigned effective September 30, 2020; the 1,500,000 options that the Company agreed to issue to Ms. Smith were cancelled, and no vesting of these options was recorded during the three months ended September 30, 2020. During the three months ended September 30, 2020, the amount of $4,896 was charged to operations in connection with each of the remaining 1,500,000 option grants (a total of $9,792 for all 3,000,000 remaining options).

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

During the nine months ended September 30, 2020, the Company accrued dividends on its Series X Preferred stock in the total amount of $49,176. Of this amount, a total of $9,750 was payable to officers and directors, ,$23,443 was payable to a related party shareholder, and $15,983 was payable to non-related parties.

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

On November 1, 2020, the Company entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is 8 years. Fixed rent payments under the initial term are approximately $511,000.

On May 24, 2021, the Company entered into an agreement to open a clinic in St. Louis Park, Minnesota, which is expected to begin operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000.

Additionally, on June 8, 2021, the Company entered into an agreement to open a clinic in Eden Prairie, Minnesota, which is expected to begin operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000.

On June 24, 2021, the Company entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000.

On August 31, 2021, the Company entered into an agreement to open a clinic in St. Paul, Minnesota, which is expected to begin operation in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $663,000.

On September 9, 2021, the Company entered into an agreement to open a clinic in Minneapolis, Minnesota, which is expected to begin operation in the fourth quarter of 2021. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $489,000.

On September 28, 2021, the Company entered into an agreement to open a clinic in Denver, Colorado, which is expected to begin operation in the first quarter of 2022. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $640,000.

As of September 30, 2021, the Company had total operating lease liabilities of approximately $3.2 million and right-of-use assets of approximately $3.1 million, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:	September 30, 2021	December 31, 2020
Clinics	$2,869,719	$310,361
Administrative office	182,632	-
Right to use assets, net	$3,052,351	$310,361

Operating lease liabilities are summarized below:	September 30, 2021	December 31, 2020
Clinics	$2,988,118	$321,004
Administrative office	206,145	-
Lease liability	$3,194,263	$321,004
Less: current portion	(102,133)	(8,905)
Lease liability, non-current	$3,092,130	$312,099

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended September 30, 2021, was $153,300 and for  2020 was  $0. For the nine months ended September 30, 2021, and 2020 amounted to $212,500 and $0, respectively. The Company’s ROU asset amortization for the three months ended September 30, 2021, and 2020 was $18,500 and $0, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2021, and 2020 was $71,349 and $0, respectively the difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

Maturity analysis under these lease agreements are as follows:

For the twelve months ended September 30, 2022	$529,095
For the twelve months ended September 30, 2023	779,150
For the twelve months ended September 30, 2024	636,721
For the twelve months ended September 30, 2025	638,386
For the twelve months ended September 30, 2026	652,302
Thereafter	1,772,151
Total	$5,007,805
Less: Present value discount	(1,813,542)
Lease liability	$3,194,263

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

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note. These amounts are reflected in the table below:

Notes Payable Table 1:

	September 30, 2021	December 31, 2020
Total notes payable	$460,406	$1,656,772
Less: Discount	-	(756,795)
Notes payable - net of discount	$460,406	$899,977

Current Portion, net of discount	$460,406	$899,977
Long-term portion, net of discount	$-	$-

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

Derivative liability activity for the nine months ended September 30, 2021, are summarized in the table below:

December 31, 2020	$807,682
Settled upon conversion or exercise	(1,301,137)
Gain on revaluation	493,455
September 30, 2021	$-

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 212,853,706 shares were issued and outstanding on September 30, 2021.

Common Stock Transactions During the Nine Months Ended September 30, 2021

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

On August 26, 2021, the Company issued 312,800 restricted shares of the Company’s common stock priced at $0.25, vesting immediately, in lieu of $78,200 of cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

Between August 11, 2021 and September 2, 2021 the Company issued 4,000,001 shares of the Company common stock in connection with the conversion of Series C preferred stock issued in the first quarter.

Also, during the nine months ended September 30, 2021, the Company charged the amount of $7,897 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $201,292 to operations in connection with the vesting of options granted to its officers and board members

Common Stock Transactions During the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company issued 2,901,440 shares of common stock for the cashless exercise of warrants. These warrants were issued pursuant to a settlement agreement with a note holder regarding the effective price of warrants issued with regard to a variable conversion price feature which resulted in the issuance of 1,011,967 more shares than would have been issued prior to the settlement agreement. The Company recorded a loss in the amount of $24,894 on this transaction based upon the additional shares issued at the market price of the Company’s common stock.

Also, during the nine months ended September 30, 2020, the holder of the Eagle Equities Note 1 converted the following amounts of principal and accrued interest to common stock: On June 5, 2020, principal of $25,000 and accrued interest of $1,608 were converted at a price of $0.0132 per share into 2,015,783 shares of common stock; On June 17, 2020, principal of $25,000 and accrued interest of $1,708 were converted at a price of $0.0132 per share into 2,023,358 shares of common stock; On June 23, 2020, principal of $40,000 and accrued interest of $2,813 were converted at a price of $0.0132 per share into 3,243,434 shares of common stock; and on June 26, 2020, principal of $26,000 and accrued interest of $1,855 were converted at a price of $0.01362 per share into 2,045,130 shares of common stock. There were no gains or losses recorded, as these conversions were made pursuant to the terms of the agreement.

Also, during the nine months ending September 30, 2020, the Company issued 200,000 restricted shares of the Company’s common stock at valued $7,680 in exchange for services conducted on behalf of the Company. The value of these shares was based on the closing market price on the respective date of grant.

Also, during the nine months ended September 30, 2020, the Company charged the amount of $53,050 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $27,580 to operations in connection with the vesting of options granted to officers and board members.

Also, during the nine months ended September 30, 2020, the Company entered into agreements to issue 500,000 options to each of four consultants (a total of 2,000,000 options).  The options have a fair value of $20,930 per consultant (a total of $83,720). These agreements will become effective April 6, 2020, at which time the Company will begin to charge the value of these options to operations. The Company valued these options using the Black-Scholes valuation model.

Also, during the nine months ended September 30, 2020, the Company entered into agreements with two note holders regarding the exercise price of warrants held by the note holders. These agreements resulted in the following: (i) the Company issued 1,000,000 shares of common stock, and the note holders agreed to cancel 2,769,482 warrants; the Company recorded a gain in the amount of $77,652 on this transaction; (ii) the Company issued 4,098,556 shares of common stock for the exercise of 4,480,938 warrants in a cashless transaction; the Company recorded a gain in the amount of $259,947 on this transaction, which is included in gain on derivative liabilities.

Also, during the nine months ended September 30, 2020, the Company issued 386,985 shares of common stock at a price of $0.034 per share to an ex-employee for accrued compensation. A gain in the amount of $6,988 was recognized on this transaction.

Preferred Stock

Series A Preferred Stock

Series A Preferred Stock Transactions During the Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company accrued dividends in the amount of $1,000 on the Series A Preferred Stock. On March 11, 2021, the Company issued 600,000 shares of common stock to the four officers of The Good Clinic in exchange for the previously issued Series A Preferred Stock and accrued dividends. The Series A preferred stock was canceled and there are no Series A Preferred shares outstanding at this time.

Series A Preferred Stock Transactions During the Nine Months Ended September 30, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly formed subsidiary My Care, LLC. The Company had valued these shares at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the nine months ended September 30, 2020, the Company accrued dividends in the amount of $3,967 on the Series A Preferred Stock. On September 30, 2020, dividend payable on the Series A Preferred Stock was $3,967. On September 30, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 98,780 shares of common stock based upon the average price of $0.0402 per share for the five-day period ended September 30, 2020.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Nine Months Ended September 30, 2021

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

On May 4 through May 26, 2021, 1,059,356 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,237,424 shares of common stock. During the nine months ended September 30, 2021, the Company accrued dividends on the Series C Preferred Stock in the amount of $42,078.

On August 11, 2021 through September 2, 2021, 1,000,000 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,000,001 shares of common stock.

During the nine months ended September 30, 2021, the Company accrued dividends on the Series C Preferred Stock in the amount of $67,370.

Series C Preferred Stock Transactions During the Nine Months ended September 30, 2020

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

Series X Preferred Stock Transactions During the Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $46,677.  Of this amount, a total of $6,000 was payable to officers and directors, $23,444 was payable to a related party shareholder, and $17,233 was payable to non-related parties.

Series X Preferred Stock Transactions During the Nine Months Ended September 30, 2020

None.

Stock Options

The following table summarizes the options outstanding on September 30, 2021, and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	outstanding	life (years)	options	exercisable	options
$0.03-$0.39	18,386,211	9.32	$0.20	5,052,000	$0.10

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding on December 31, 2020	13,453,879	$0.03
Granted	13,585,000	0.27
Exercised	(8,652,668)	0.03
Outstanding on September 30, 2021	18,386,211	$0.20

Aggregate intrinsic value of options outstanding and exercisable on September 30, 2021, and 2020 was $789,500 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.28 and $0.04 as of September 30, 2021, and 2020, respectively, and the exercise price multiplied by the number of options outstanding and exercisable.

On September 30, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $1,205,961.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options as of September 30, 2021, was as follows:

September 30,
2021
Volatility	161.0% to 183.5%
Dividends	$-
Risk-free interest rates	0.82 % to 1.69%
Term (years)	5.00 to 10.00

Warrants

The following table summarizes the warrants outstanding on September 30, 2021, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2020	-	$-
Granted	12,600,000	$0.63
Exercised	-	$-
Outstanding on September 30, 2021	12,600,000	$0.63

Note 10 – Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis on September 30, 2021, and December 31, 2020.

Fair value measured at September 30, 2021
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
Derivative liability	$-	$-	$-	$-

Fair value measured at December 31, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Derivative liability	$-	$-	$807,682	$807,682

Note 11 – Commitments and Contingencies

Legal

There is no pending or anticipated legal actions at this time.

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

Note 12 -- Subsequent Events

Subsequent to September 30, 2021, the Company initiated a bridge financing round ahead of its anticipated-up listing to a national exchange. The Company intends to raise between five and six million dollars of a series D preferred stock sold to investors in a private placement. Each series D unit will have a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. As of the date of this filing this filing the Company has closed on $3,100,000.

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

We opened our flagship primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added two additional operating clinics as of the date of this filing. We announced leases for four (4) plan additional clinics in the Twin Cities area of Minnesota and two (2) new clinics in the greater Denver, Colorado area. These new locations are expected to open in Q4 of 2021 and Q1 of 2022. We plan to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise, and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a clients’ co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationship with Lennar Corporation and other large scale developers. Already, our clinic is being viewed as an amenity for the high-rise development in which we are located. We plan to mirror this approach within the two Lennar locations with which we have signed letters of intent to build clinics in these residential developments in Denver. We may also seek to grow through the acquisition of existing clinic operations which would be converted into our operating approach.

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

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

The Company recognized revenue of approximately $13,500 for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. The increase in revenue is the result of the opening of The Good Clinic’s three location.

Cost of Sales

The Company incurred approximately $2,500 of cost of goods sold for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. The increase in cost of goods sold is the result of the opening of The Good Clinic’s third location.

Gross Profit

Our gross profit was approximately $11,000 for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2021, were approximately $1,780,000. For the comparable period in 2020, the operating expenses were approximately $608,000.

Operating expenses for the three months ended September 30, 2021, were comprised primarily of $581,000 payroll and payroll taxes; $202,000 of non-cash compensation, $313,000 in legal and professional fees; $143,000 in marketing; $423,000 in other operation costs and $147,000 in consulting fees.

Operating expenses for the three months ended September 30, 2020 was $608,000. Operating expenses for the three months ended September 30, 2020 were comprised primarily of $183,000 in payroll and payroll taxes, including $99,000 in non-cash compensation; $139,000 in legal and professional fees; $123,000 in consulting fees, $40,000 in board of director fees; $81,000 in marketing and public relations; $31,000 in office and facilities costs; and $10,000 in insurance costs.

Other Income and Expenses

Interest expense was approximately $0 for the three months ended September 30, 2021, compared to approximately $537,000 for the nine months ended September 30, 2020.

During the three months ended September 30, 2021, the Company declared Preferred Stock dividends of approximately $40,000 compared to approximately $19,000 for the three months ended September 30, 2020.

For the three months ended September 30, 2021, we had a net loss available to common shareholders of approximately $1,810,000 or a net loss per share, basic and diluted of ($0.01) compared to a net loss available to common shareholders of approximately $1,056,000, or a net loss per share, basic and diluted of ($0.01), for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

During the nine months ended September 30, 2021, the Company recognized $25,000 of revenue compared to $0 for the nine months end September 30, 2020. The Increase is the result of opening The Good Clinic’s three location.

Cost of Sales

The Company incurred approximately $8,000 of cost of goods sold for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. The increase in cost of goods sold is the result of the opening of The Good Clinic’s three location.

Gross Profit

Our gross profit was approximately $17,000 for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2021, were $4,137,000 compared to $1,730,000 for the nine months ended September 30, 2020

Operating Expense for the nine months ended September 30, 2021, were comprised primarily of $1,056,000 payroll and payroll taxes; $539,000 of non-cash compensation, $920,000 in legal and professional fees; $445,000 in marketing; $764,000 in other operation costs $413,000 in consulting fees.

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

Other Income and Expenses

Interest expense was approximately $966,000 for the nine months ended September 30, 2021, compared to approximately $1,124,000 for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we recorded a gain on settlement of accounts payable of approximately $6,000, compared to a gain on settlement of accounts payable in the amount of $397,000 in the prior period.

During the nine months ended September 30, 2020, we recorded a gain on the settlement of notes payable of approximately $1,800. There was not an equivalent gain or loss in the comparable prior period.

During the nine months ended September 30, 2021, the Company declared Preferred Stock dividends of approximately $115,000 compared to approximately $56,000 for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we recorded a loss on a legal settlement of $70,000. There was not an equivalent gain or loss in the comparable prior period.

For the nine months ended September 30, 2021, we had a net loss available to common shareholders of approximately $6,089,000, or a net loss per share, basic and diluted of ($0.03) compared to a net loss available to common shareholders of approximately $2,004,000, or a net loss per share, basic and diluted of ($0.02), for the nine months ended September 30, 2020.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of September 30, 2021, we had cash of approximately $442,000 compared to cash of approximately $65,000 as of December 31, 2020.

Net cash used in operating activities was approximately $1,625,000 for the nine months ended September 30, 2021. This is the result of our business development efforts pertaining to the start-up of the first three clinics. Cash used in operations for the nine months ended September 30, 2020, was approximately $1,192,000.

Net cash used in investing activities was approximately $2,300,000 for the nine months ended September 30, 2021. The amounts relate to the purchase of fixed assets and leasehold improvement on our first clinic. No cash was used for investing activities for the nine months ended September 30, 2020.

Net cash provided by financing activities for the nine months ended September 30, 2021, was approximately $4,302,000, consisting of proceeds from a private placement offering of common stock of $1,668,000 and $2,760,000 from the sale of Series C Preferred Stock and warrants. Partially offsetting the proceeds was approximately $178,000 of payment on notes payable. Net cash provided by financing activities for the nine months ended September 30, 2020, was approximately $1,210,000 consisting of approximately $1,381,000 of proceeds from notes payable offset by payments on notes payable of approximately $171,000.

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

(b)         Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our third quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

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

We have a long history of losses and incurred net losses of approximately $2.9 million and $3.9 million for the years ended December 31, 2020, and 2019, respectively and net losses of approximately $5.6 million and $2.0 million for the nine months ended September 30, 2021, and 2020, respectively. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have not generated revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. As of the nine months ended September 30, 2021, we have only generated revenues of $25,000.

The issuance of additional shares of our common stock, convertible notes, convertible Preferred Stock, and other convertible securities may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of September 30, 2021, there are outstanding options and warrants to purchase 18,386,211and 12,600,000 shares of common stock, respectively. In addition, we have outstanding Series C Preferred Stock that converts into 8,237,425 shares of common stock, and dividends on Preferred Stock is convertible into an additional 494,883 shares of common stock. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, likely, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

ITEM 2.   SALE OF UNREGISTERED SECURITIES

During the nine months ended September 30, 2021, we offered and sold securities below.

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

On August 26, 2021, the Company issued 312,800 restricted shares of the Company’s common stock priced at $0.25, vesting immediately, in lieu of $78,200 of cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

Also, during the nine months ended September 30, 2021, the Company charged the amount of $7,897 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $201,292 to operations in connection with the vesting of options granted to its officers and board members.

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

X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS **	INLINE XBRL INSTANCE DOCUMENT

101.SCH **	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended September 30, 2021, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC. F/K/A TRUE NATURE HOLDING, INC.

Dated: November 15, 2021	By:	/s/ Phillip J. Keller
Phillip J. Keller Chief Financial Officer and Principal Financial Officer