Form 10-K
period 2021-12-31
Mitesco, Inc.
filed 2022-04-05
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53601

MITESCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1660 Highway 100 South, Suite 432

Saint Louis Park, MN 55116

(Address of principal executive offices) (Zip code)

(844) 383-8689

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $38,875,313. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of March 23, 2022, the registrant had outstanding 216,495,173 shares of Common.

DOCUMENTS INCORPORATED BY REFERENCE: None

MITESCO, INC.

F.K.A. (formerly known as) TRUE NATURE HOLDING, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report on Form 10-K (this “Annual Report”) , unless indicated or the context requires otherwise, the terms the “Company”, “Mitesco” or “MITI” refer to Mitesco, Inc.

In addition to historical information, this Annual Report contains forward looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC” or the “Commission”).

You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance, or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

We cannot give any guarantee that these plans, intentions, or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Moreover, new risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

Special Notice Regarding the Worldwide Covid-19 Crisis

The world economy is facing significant uncertainties as a result of the worldwide COVID-19 crisis. In parts of our operation, we are experiencing adverse impact from pandemic. These adverse impacts relate to supply chain issues. We have had difficulty obtaining all the supplies that a clinic needs to open including exam tables, otoscopes, and medical supplies as well as some medical supplies currently being distribution of allocation. We have been able to share amongst the clinics to meet the demand for services and continue to open clinics close to schedule. If the supply chain issues continue or worsen for an extended period, we could be adversely impacted in our ability to deliver services and to open clinics on schedule. Because we operate primary care clinics, we are experiencing benefits as well as heightened risk and demand for services related to COVID-19. We are currently experiencing fast growing demand versus our forecasted rate of appointments at our new clinics due to the greater demand for the for services related to the virus including COVID-19 testing, COVID- 19 vaccination, and treatment for the symptoms related to COVID-19. Although we have experienced few of our clinic staff contracting the virus and needing to stay home, this can change at any point and result in our inability to fully staff the clinic and service the demand for services. Therefore, revenue could be impacted adversely if our staff becomes ill and is unable to work. Even though we follow CDC guidelines to prevent cross contamination, a broader infection of the staff will impact our ability to operate the clinics and maintain the accelerating growth in clients and revenue. In our commitment to protect our clients and staff, we have a requirement for all staff to be vaccinated and tested at the first sign of symptoms. This may limit our ability to hire staff in the future, as there are still many Americans that are not vaccinated. It is not possible for us to predict the duration or magnitude of adverse impacts of the outbreak and its effects on our business, results of operations, or the resulting financial condition.

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to invest in our Company. The following is a summary of our key risks. A more detailed description of each of the risks can be found below in Item 1A. Risk Factors.

Risks Related to our Financial Condition

●	We are in the initial stages of our business plan and have limited or no historical performance on which to base an investment decision and may never become profitable.

●	There is substantial doubt about our ability to continue as a going concern.

●	If we are unable to generate significant revenue, we may need to raise additional capital which may not be available to us on acceptable terms or at all.

●	We may incur additional debt in the future which may contain restrictive covenants.

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

●	Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturns

Risks Related to our Business

●	We are currently focused on a new business model and have extremely limited operating history and limited information and therefore our business may be difficult to evaluate.

●	Our business expansion is dependent upon us finding suitable locations for additional clients.

●	We may be unable to attract and retain sufficient numbers of qualified personnel.

●	We may become involved in legal proceedings.

●	Our business is also dependent upon the various insurance companies agreeing to reimburse patients for our services.

●	Our industry is highly competitive and there is no assurance we will successfully compete with our competitors who may have greater resources and experience than us.

●	We do not have any registered trademarks or trade names.

●	We are dependent on the successful development, marketing and advertising efforts of our clinics and telehealth services.

●	The telehealth market is immature and volatile and may never develop, or may develop more slowly than we expect, may encounter negative publicity or we may be unable to compete effectively.

●	Rapid technological change in our industry present us with significant risks and challenges.

●	We may not manage our strategy effectively.

●	Any damage to our reputation may materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Government Regulation

●	If the statutes and regulations in our industry change, we could be negatively impacted.

●	The impact on our planned operations by recent and future healthcare legislation and other changes in the healthcare industry and in healthcare spending is unpredictable and volatile.

●	We are subject to federal Anti-Kickback Statutes and Federal Stark Law.

●	We must comply with Health Information Privacy and Security Standards.

●	A breach in our cyber security could cause a violation of our obligations under HIPAA, a breach of customer and patient privacy or may have other negative consequences.

●	We are subject to Environmental and Occupational Safety and Health Administration Regulations and other federal and state healthcare laws.

●	Changes in healthcare laws could create an uncertain environment.

●	Our operations are subject to the nation’s healthcare laws, as amended, repealed, or replaced from time to time.

●	Our revenues may depend on our patients’ receipt of adequate reimbursement from private issuers and government sponsored healthcare programs.

●	Future regulatory programs remain uncertain.

Risks Related to Acquisitions

●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

●	We may be unable to implement our strategy of acquiring companies.

●	Future acquisitions may result in potentially dilutive issuances of equity securities, incurrence of additional indebtedness and increased amortization expenses.

●	We face risks arising from acquisitions that we may pursue in the future.

Risks Related to our Management

●	Our success is dependent, in part, on the performance and continued service of certain of our officers and directors.

●

A sizable portion of our voting securities is owned and controlled by our executive officer and certain key stockholders, and they therefore maintain significant control over the company and the outcome of matters put to a stockholder vote.

Risks Related to this Offering and Ownership of our Common Stock

●	We have broad discretion in the use of the net proceeds from this offering and may not use them effectively.

●	Shares eligible for future sale may have adverse effects on our share price.

●	Investors in this offering will experience immediate and substantial dilution in net tangible book value.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

●

There can be no assurances that our Common Stock once listed on the Nasdaq will not be subject to potential delisting if we do not continue to maintain the listing requirements of the Nasdaq Capital Market.

●	Our reverse stock split may not result in a proportional increase in the per share price of our Common Stock.

●

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

●	Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

●

We do not intend to pay any cash dividends on our Common Stock in the near future therefore investors will not be able to receive a return on their shares unless they sell the shares at a higher price that their purchase price.

●	Until recently, our Common Stock was thinly traded and may prevent you from selling at or near asking prices, if at all.

PART I

ITEM 1. BUSINESS

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”), became a publicly-traded company through a reverse triangular merger with Brain Tree International, Inc., a Utah corporation (“BTI”) in 2012. From 2012 through 2015 the Company’s operations were not focused on healthcare services and healthcare technology. Its efforts to enter the healthcare space began in early 2016 with activities aimed at the compounding pharmacy area, and continued with technology solutions including healthcare records applications. In early 2019 we adopted a strategy to develop a network of primary care clinics nationwide. The team is led by individuals who had previously managed a similar situation within a business known as “QuickMedx,” subsequently named “Minute Clinic” that focused on “convenience care clinics.” CVS Corporation acquired the Minute Clinic business in 2006 and began an effort to embed these clinics insider of their retail pharmacy locations. See “https://en.wikipedia.org/wiki/MinuteClinic “. Our approach follows revised version of that business strategy, adopting new technology, locating near residential locations, and leveraging lower cost, and more available healthcare staffing.

We are opening primary care clinics around the United States utilizing the experience, expertise, and training of licensed, advanced degreed registered nurse practitioners (“Nurse Practitioners”). Our clinics provide complete primary care, basic behavioral healthcare, and basic dermatological services for consumers. The medical practice focuses on whole person health and prevention. We seek to create a jointly developed longitudinal care plan with each individual that focuses on the patient’s individual quality of life goals. We personalize care interactions based upon the individuals care style as identified by University of Oregon’s “Patient Activation Measure” a peer reviewed, validated tool also in use by the Centers for Medicare and Medicaid. We pursue health equity in our practices and are a member of the National Minority Health Association. Our practice accepts most major commercial insurances, Medicare, Medicaid, and self-pay patients. We support pricing transparency and maintain a published price list for self-pay patients.

In addition to the traditional fee-for-service medical care, we offer a variety of services focused on wellness for both individuals and self-funded employers. Our wellness offerings include dermatological services, weight management, nutritional and diabetes coaching as well as offering products such as educational books, vitamins, and essential oils. Most of our wellness products and services are not covered by insurance and are paid for by the consumer at the time the of service. We offer our services both in the clinics as well as via telehealth and seek to facilitate same day and next day appointments for client convenience. Mitesco’s mission is to increase convenience and access to care, improve the quality of care, and reduce cost.

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added five additional operating clinics as of the date of this filing for a total of six clinics open and operating at December 31, 2021. We announced leases for two new clinics in the greater Denver, Colorado area. These new locations are expected to open in the second quarter of 2022. We plan to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise, and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a clients’ co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinics opened, we will continue to seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationships with Lennar Corporation and other large-scale developers. While we have no formal relationship with these developers, other than as a tenant, we believe such relationships give us an advantage in recruiting and retaining clients in close proximity to our locations. We believe that our clinics will be viewed as an amenity for the high-rise development in which we are located. We plan to mirror this approach in residential developments in Denver, and in other markets as we expand. We may also seek to grow through the acquisition of existing clinic operations which would be converted into our operating approach.

The Company’s operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal and state regulators of the health and related benefits industry’s business and reporting practices.

The laws and rules governing the Company’s businesses and interpretations of those laws and rules continue to evolve each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of the Company’s businesses creates areas of uncertainty. Further, there are numerous proposed health care, financial services and other laws and regulations at the federal and state level some of which could adversely affect the Company’s businesses if they are enacted. The Company cannot predict whether pending or future federal or state legislation, including fundamental changes to our industry, such as the federal or state governments restructuring the Commercial, Medicare or Medicaid marketplace or the reduction of payments to the Company.

The Company can give no assurance that its businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iii) pending or future federal or state governmental investigations of the Company.

The Company had previously established a strategy to address opportunities in Europe seeking technology solutions, or financing situations, through a Dublin based subsidiary, Acelerar Healthcare Holdings Ltd. After a review of its near-term opportunities in North America, the Board of Directors has determined that any efforts in the European community should be discontinued to focus on the Company’s North American operations. In conjunction with this decision the Company for the period ending December 31, 2021 will take a one-time charge of approximately $12,500 related to the discontinuation and wind down of its European entity.

Operational Overview

During the year ended December 31, 2021, we have focused on establishing medical clinics utilizing nurse practitioners and telemedicine technology under “The Good Clinic” name. Our strategy is to utilize a mix of nurse practitioners and telemedicine technology in clinics to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options.

Our Business and Related Matters

In March 2020, we formed The Good Clinic LLC, a Colorado limited liability company for our clinic business. We entered into an agreement with James Woodburn, Kevin Lee Smith, Michael Howe, and Rebecca Hafner-Fogarty to establish a series of clinics utilizing Nurse Practitioners and telemedicine technology in states where full practice authority for Nurse Practitioners is supported. Full practice authority is the authorization of Nurse Practitioners to evaluate patients, diagnose, order, and interpret diagnostic tests and initiate and manage treatments, including prescribe medications. We issued 4,800 shares of our Series A Preferred Stock to these individuals as compensation. Subsequent to December 31, 2020, these shares were cancelled in consideration of an issuance of 600,000 shares of restricted Common Stock in aggregate, and as a result there are no shares of Series A Preferred Stock outstanding as of the date of this filing.

Effective April 6, 2020, the Company entered into four separate Independent Contractor agreements with Dr. James Woodburn, Kevin Lee Smith, Michael Howe, and Dr. Rebecca Hafner-Fogarty, respectively. Pursuant to the Independent Contractor Agreements the four individuals were responsible for all aspects of the development and implementation of the business known as MyCare, LLC., the development of all intellectual property related to MyCare, LLC; the development and execution of the operational plan related to MyCare, LLC; and any other duties assigned by management or the Board of Directors of Mitesco, Inc.

Dr. Woodburn, Mr. Smith and Dr. Hafner-Fogarty were also owners and appointed Managers of Good Clinic (MN), PLLC, and as such provided advice to the business and oversight of the clinical operations of The Good Clinic operations. At no point did either of the four independent contractors provide services for fees in any of their capacities working for any of the entities. Effective June 1, 2021, Messrs. Howe and Smith terminated their Independent Contractor agreements and simultaneously were hired as employees of The Good Clinic, LLC. Dr. Woodburn’s Independent Contractor Agreement was terminated effective August 31, 2021, and effective at that same time he resigned as a Manager of Good Clinic (MN), PLLC and relinquished his ownership interest in that entity.

Recent Developments

The Company had previously established a strategy to address opportunities in Europe seeking technology solutions, or financing situations, through a Dublin based subsidiary, Acelerar Healthcare Holdings Ltd. After a review of its near-term opportunities in North America, the Board of Directors has determined that any efforts in the European community should be discontinued so that it can best focus on its North American operations. In conjunction with this decision the Company for the period ending December 31, 2021, it will take a one-time charge of $12,500 related to the discontinuation and wind down of its European efforts.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settles for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settles incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs is $294,912.56 and the conversion price is $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022.

Target Locations

We are in the process of identifying strategic new locations for The Good Clinic facilities. We anticipate initial expansion of five to seven clinics in the Minneapolis / St. Paul metropolitan area Minnesota. We then expect, subject to adequate funding, to expand in Colorado and then Arizona, and Florida with a goal of having 50 units operating in the next three years. We are targeting expansion states experiencing a shortage of available primary care providers within the 36 states that support near or fully independent practice by Nurse Practitioners.

Consumer research has clearly identified that consumers want convenience (Becker’s Hospital Review, “What Do You Really Know About Patient Loyalty?”). As such, we are seeking to locate clinics within more residential urban and suburban locations with higher density of population. Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationship with Lennar Corporation and other large-scale developers. While we have no formal relationship with these developers other than as a tenant, we believe such relationships give us an advantage in recruiting and retaining clients in close proximity to our locations.

The Good Clinic facilities are expected to be developed in three sizes. They are planned to be from 3,000 to 3,500 square feet with three to five Nurse Practitioners, from 1,250 to 2,000 square feet with two to three Nurse Practitioners, and small telehealth hubs staffed by a single nurse practitioner. The Nurse Practitioners practicing will be the primary care providers at these clinics. The Good Clinic will offer the following medical services:

▪	Full-spectrum family practice services;

▪	Flu and other vaccines;

▪	Advanced Electronic Medical Records (EMR) that enables rapid, accurate and consistent medical documentation and protocols, safety features, follow-up planning and billing information;

▪	Drug Testing;

▪	Wellness programs and lifestyle education;

▪	Nutritional planning and weight control programs;

▪	Laboratory services including on-site testing and referral testing to major outsource lab companies;

▪	Blood pressure, temperature, pulse rates, EKG, and pulmonary testing;

▪	Women’s Health; and

▪	Occupational health services including treatment of work injuries, pre-employment exams, drug testing, company sponsored flu shots and education programs for workers.

Patient Scheduling

We offer scheduling protocols to facilitate our clients’ ability to schedule appointments that meet their busy schedules or to come without appointment when unplanned sickness or injuries occur. For sudden sickness and minor injuries, we provide an alternative to hospital emergency rooms which often have long waits and excessive costs. The Good Clinics will open Monday through Friday from 8 am to 7 pm and Saturday from 9 am to 2 pm. The Good Clinics will provide its patients with the ability to access their practitioners seven days a week through clinic and virtual visits. We plan to offer customized hours and open access as alternatives for business clients seeking occupational services for their employees. We plan to own and lease certain medical equipment.

Connectivity Between Locations

Upon having multiple locations, we plan to have connectivity between the clinics so that our future patients can access their information for treatment or prescriptions at any of our available facilities and online via telehealth. When you work with The Good Clinic, we plan to know who you are and what you want and need.

Serving the Market

We believe there is a looming shortage of primary care providers in the United States. Approximately 23 States in the U.S. allow Nurse Practitioners to operate as fully independent primary care providers. Another 13 allow Nurse Practitioners broad autonomy in providing primary care services. By using Nurse Practitioners, we plan to focus on direct patient care, patient education and helping people to manage their health more effectively. The Good Clinics are designed to improve access to basic affordable primary care and empower Nurse Practitioners to function as healthcare providers. According to the American Association of Colleges of Nursing, Nurse Practitioners are compensated 40% less than their physician counterparts. Additionally, 36,000 Nurse Practitioners (AANP Fact Sheet, https://www.aanp.org/about/all-about-nps/np-fact-sheet graduate each year making the necessary expertise readily available.

Like any consumer-focused business, locating a clinic is one-part art and one-part science. We evaluate concentration of primary care practices within the zip code and examine average wait-times for appointments and ensure the local markets are already using Nurse Practitioners as primary care providers. We are seeking the previous measures to be present in cities with higher population concentrations. We focus on convenience that includes locations near residential centers, adequate parking, good retail visibility in higher traffic areas and the presence of other retail businesses close by.

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

The Good Clinic is about delivering a convenient individualized care experience built on education, expertise, and empathy. We are the patient’s partner in obtaining quality and affordable medical care. The Good Clinic supports patient care with both in-clinic and telehealth visits to ensure convenience and avoid delays in the care being delivered to keep patients stable and at home.

Healthcare Industry Insight

According to a recent report published by Deloitte which examined the market for 2020 health care expenditures continue to consume an increasing portion of most countries’ economies. In the U.S., health care spending increased 3.9 percent to $3.5 trillion in 2017, and now represents 17.9 percent of the U.S.’ Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The Centers for Medicare and Medicaid Services (“CMS”) estimates annual U.S. healthcare spending will grow at an average rate of 5.5 percent through 2026 and reach $5.7 trillion, or 19.7 percent of U.S. GDP, by 2026. We believe this trajectory is unsustainable and that health care IT (“HCIT”) may play an important role in facilitating a shift from a high-cost health care system that incents volume to a system that is proactive and incents health, quality, and efficiency.

For this change to occur, we believe traditional fee-for-service (“FFS”) reimbursement models must continue to shift to value-based approaches that are more aligned with quality, outcomes, and efficiency. The shift away from traditional FFS is evident in growth of lives covered under Accountable Care Organizations (“ACOs”). ACOs are groups of hospitals and providers that focus on providing coordinated, high-quality care to Medicare, Medicaid, or commercially insured populations, then share in savings created by lowering the cost of care. According to Leavitt Partners, lives covered under ACOs grew from approximately five million in 2011 to more than 32 million in 2018.

In addition to the increasing number of lives covered under ACOs, the structure of ACOs is evolving to where providers are expected to assume more risk. Currently, most ACO contracts are upside only, which means providers can receive bonuses for good performance, but they assume no downside for underperformance. In 2018, CMS released a rule called “Pathways to Success” that accelerates the period during which providers need to move to ACOs that include both upside bonuses and downside penalties. We believe this shift is important as assumption of risk by providers creates a strong incentive for them to improve care coordination and deliver high quality care at a lower cost.

Another step towards a value-based reimbursement occurred with the passage of The Medicare Access and CHIP Reauthorization Act (“MACRA”),). This reauthorization enacted significant reforms to the payment programs under the Medicare Physician Fee Schedule and consolidated three current value-based programs into one.

While each of the different approaches to aligning reimbursement with value will continue to evolve, we believe the trend away from traditional fee-for-service (FFS) reimbursement to clinicians for services performed will continue. We believe this growth in government and private models aligning payment with value, quality and outcomes will drive major changes in the way health care is provided in the next decade, expect a much greater focus on patient engagement, wellness, and prevention. As health care providers become accountable for proactively managing the health of the populations they serve, we expect them to need ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so that they can improve outcomes and lower the cost of providing care.

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

Competition

The market for healthcare solutions including walk-in clinics and telehealth services is intensely competitive. We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying levels of impact for key stakeholders such as patients and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of patients and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

We currently face competition in the telehealth industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health systems have in some cases developed their own telehealth tools and may provide these solutions to their customers and patients at discounted prices. The surge in interest in telehealth, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability, and market share.

We compete with walk-in clinics, such as the CVS Minute Clinic, traditional healthcare providers and medical practices, care management and coordination, digital health, telehealth and telemedicine and health information exchange. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Our business is highly dependent on completing our clinics and gaining patients and clients in our target markets. However, the healthcare market is competitive, which could make it difficult for us to succeed. We face competition in the healthcare industry for our solutions and services from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers. Urgent care providers in the local communities provide services similar to those we offer. Many of our competitors (1) are more established than we are, (2) may offer a broader array of services or more desirable facilities to patients and providers , and (3) may have larger or more specialized medical staffs to admit and refer patients. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity funded companies seeking to acquire providers, in specific geographic markets. We also face competition for market share in high margin services and for providers and personnel from specialty hospitals (some of which are physician-owned), primary care providers and outpatient centers. Furthermore, some of the clinics and medical offices with which we compete may have access to capital at a lower cost because they that compete with us may be supported by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis.

Our competitors may have greater name recognition, longer operating histories and significantly greater financial and other resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger client or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which could limit our client and patient growth. Considering these factors, even if our solution is more effective than those of our competitors, current or potential client, health network partners and enterprise clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to compete in the healthcare market, our business would be harmed.

Competitors may also be better positioned to contract with leading health network partners in our target markets, including existing markets after our current contracts expire. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in client volumes and net revenue. There is no assurance we will be able to compete in the markets in which we plan to operate which could cause you to lose your investment.

Management

We believe that the Company’s management team will remain small in the near term and should consist of a team with experience in 1) health care delivery and insurance, 2) public company accounting and finance, 3) software and systems, 4) brand marketing, 5) law, 6) human resources, and 7) public equities financing. Biographical and other information on our executive officers and directors is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Annual Report on Form 10-K.

Human Capital

We anticipate maintaining a small corporate staff and employ the majority of our human capital in our subsidiaries. As of March 23, 2022, Mitesco employee six people, of which three are corporate officers. Lawrence Diamond serves as our Chief Executive Officer and director; Phillip Keller serves as our Chief Financial Officer and Jenny Lindstrom serves as our Chief Legal Officer. As of March 23, 2022, our subsidiary, The Good Clinic, LLC, employs 21people in professional positions supporting the operations of The Good Clinic. Our clinic operations employ 19 people in Minnesota and Colorado. ,We have partnered with several key vendors that are national in scope to meet the anticipated growth rate for building and opening clinics. We are currently recruiting additional clinical staff to serve the anticipated expanding clinic client demand. The Good Clinic continues to develop an extensive employee training program that will ensure compliance with all federal, state, and local regulations as well as enable the team all have the expertise, knowledge, skills, and training to deliver the full scope of services offered to clients at the clinic, in person and virtually.

Our innovative approach towards delivering primary care is attracting many clinicians wanting to join the team. Additionally, we believe that the reputation of the founders from their work growing Minute Clinic (f/k/a Medix) and their work at schools of nursing and industry and trade associations is helping to deliver many experienced potential employees.

We also use the services of additional advisors and consultants on an as needed basis to perform outsourced tasks. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Research and Development

The research to date for The Good Clinic was primarily conducted by present management of The Good Clinic. Our Board of Directors and management also conducted research and development including accessing third party research reports, competitor analyses, review of prior professional experiences, and interviews with industry experts and potential partners. We did not incur any research and development costs during the years ended December 31, 2021 and 2020.

Intellectual Property

In August 2020, we applied for trademark protection of “The Good Clinic”, with the United States Patent & Trademark Office (USPTO). Our federal trademark registration for the mark THE GOOD CLINIC is on the Supplemental Register, not the Principal Register. The Supplemental Register does not confer the same rights and benefits as the Principal Register.

Property

On November 1, 2020, the Company entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000.

On May 24, 2021, the Company entered into an agreement to open a clinic in St. Louis Park, Minnesota, which is begin operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000.

Additionally, on June 8, 2021, the Company entered into an agreement to open a clinic in Eden Prairie, Minnesota, begin operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000.

On June 24, 2021, the Company entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000.

On August 31, 2021, the Company entered into an agreement to open a clinic in St. Paul, Minnesota, which is begin operation in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000.

On September 9, 2021, the Company entered into an agreement to open a clinic in Denver, Colorado, which is expected to begin operation in the second quarter of 2022. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $781,000.

On September 28, 2021, the Company entered into an agreement to open a clinic in Denver, Colorado, which is expected to begin operation in the second quarter of 2022. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $1,079,000.

On October 8, 2021, the Company entered into an agreement to open a clinic in Maple Grove, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $826,000.

On October 14, 2021, the Company entered into an agreement to open a clinic in Egan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000.

Government Regulation

The healthcare industry is a highly regulated industry by both federal and state governments. We are subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition, or results of operations. We operate in a highly regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by regulatory agencies could result in significant restrictions. Any regulatory action could have a negative impact on us and materially affect our reputation, business, and operations. The U.S. healthcare industry has undergone significant changes designed to improve patient safety, improve clinical outcomes, and increase access to medical care. These changes include enactments and repeals of various healthcare related laws and regulation. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations.

If there are changes in laws, regulations, or administrative or judicial interpretations, we may have to change our future business practices, or our business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations. See the description below for certain of the laws, regulations, or administrative or judicial interpretations that we are currently subject to and the “Risk Factors” section of this prospectus.

The Affordable Care Act

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”) in 2010 made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the current administration and Congress will continue to seek to modify all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition. Congress may consider other legislation to repeal and replace elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. We continue to evaluate the effect that the ACA and its modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payers by increasing medical costs, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition, and results of operations.

Federal Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid, or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation, and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid, or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

Federal Stark Law

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, prohibits a provider from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain imaging services (e.g., MRI, CT, ultrasound), and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception, or the arrangement is in violation of the Stark Law.

Because the Stark Law and implementing regulations continue to evolve and are detailed and complex, while we attempt to structure our relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to follow the Stark Law, as it may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, and civil penalties of up to $15,000 for each violation, double damages, and exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations against self-referral arrangements similar to the federal Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. An adverse determination under these state laws and/or the federal Stark Law could subject us to different liabilities, including criminal penalties, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other health care programs, any of which could have a material adverse effect on our business, financial condition, or results of operations.

Health Information Privacy and Security Standards

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable patient health information (“PHI”) by various healthcare providers, such as medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities. Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. A HIPAA covered entity must also promptly notify affected individuals where a breach affects more than 500 individuals and report breaches affecting fewer than 500 individuals annually. State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations.

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

Environmental and Occupational Safety and Health Administration Regulations

We are subject to federal, state, and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling, and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

Federal and State Healthcare Laws

We are subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition, or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing, or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs.

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

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and applied on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020, the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

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

Other Corporate Information

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”), previously known as True Nature Holding, Inc., which was previously known as Trunity Holdings, Inc., a Delaware corporation, incorporated in January 18, 2012. Effective April 22, 2020, we changed our name to Mitesco, Inc.

Our website is www.mitescoinc.com and our principal executive offices is located at 660 Highway 100 South, Suite 432, St. Louis Park, Minnesota 55416. Our telephone number is (844) 383 8689. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this prospectus. Our filings are also available through the SEC website www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report. If any of the following risks actually occurs, our business, prospects, financial condition, and results of operations could be adversely affected. In that case, the trading price of our common stock would decline, and you may lose all or a part of your investment. Please read all our filings with the SEC and review information on our web site at mitescoinc.com.

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

Risks Related to our Financial Condition

We are in the initial stages of our present business plan and have a limited historical performance for you to base an investment decision upon, and we may never become profitable.

We have only a limited history and a new business plan upon which an evaluation of our prospects and future performance can be made. Our planned operations are subject to all business risks associated with new companies. The likelihood of our success must be considered considering the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment of a new business, operation in a competitive industry. There is a possibility that we could sustain losses in the future. There can be no assurances that we will ever operate profitably.

There is substantial doubt about our ability to continue as a going concern because of our limited operating history, history of losses and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a history of losses. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern, since we have had recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have generated only minimal revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We need additional capital to fund our operations and cannot assure you that we will be able to obtain sufficient capital on reasonable terms or at all, and we may be forced to limit the scope of our operations.

We need additional capital to implement and fund our operations. We estimate we will require approximate net proceeds of $1,000,000 to open each clinic and up to an additional $250,000 to operate the clinic for a period of one year. If we are not able to obtain adequate financing on reasonable terms or if it is not available at all, we will be unable to open and acquire medical clinics and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) the availability and terms of any financing available to us; (ii) the opening of medical clinics by our competitors in the geographic areas where we plan to operate; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) regulations applicable to our operations. We cannot assure you that we will be able to obtain capital in the future to meet our needs. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences, and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We may incur additional debt in the future which may contain restrictive covenants and impair our operating flexibility.

Because we currently have no significant revenue and limited cash on hand, we must seek funds for our operational plans. If we incur additional indebtedness in the future, a portion of the cash flow we generate, if any, will be dedicated to the payment of principal and interest on outstanding indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on our limited assets resulting in a material adverse effect on our business, operating results, and financial condition.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business. Our ability to retain staff with appropriate experience in GAAP presentation will also be dependent upon the revenue we generate from operations and our ability to raise sufficient funding.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Common Stock.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer a “smaller reporting company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our Common Stock.

The issuance of additional shares of our Common Stock, convertible Preferred Stock and other convertible securities may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of December 31, 2021, there are outstanding options and warrants to purchase 18,996,211 and 22,207,500 shares of Common Stock, respectively. In addition, we have dividends on the Preferred X stock convertible into an additional 275,570 shares of Common Stock and our Series C and D Preferred Stock which is convertible into 21,420,000 shares of Common Stock. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of Common Stock underlying such securities could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.

Our operating results and liquidity could be negatively affected by economic conditions, both in the United States and elsewhere around the world. The market for clinics and services we provide may be particularly vulnerable to unfavorable economic conditions. Some customers may consider certain of our services to be discretionary, and if full reimbursement for such services is not available, demand for these services may be tied to the discretionary spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen, and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our services and making it more difficult for us to raise funds if necessary, and our stock price may decline.

Risks Related to our Business

Our business is difficult to evaluate because we are currently focused on a new business model and have extremely limited operating history and limited information.

We recently engaged in a new business model for our clinics in the United States. We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added five additional operating clinics as of the date of this filing for a total of six clinics open and operating at December 31, 2021. We announced leases for two new clinics in the greater Denver, Colorado area. We are targeting to open 50 new clinics in the next three years, in addition to any existing clinics we may acquire.

There is a risk that we will be unable to successfully generate significant revenue from this new business model and that we will be unable to enter into additional clinics or that any additional clinics that we enter will be on favorable terms. We are subject to many risks associated with this new business model. There is no assurance that our activities will be successful or will result in any revenues or profit. Even if we generate revenue, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

Our business expansion is dependent upon us finding suitable locations for additional clinics.

We plan to establish five to seven clinics in the Minneapolis /St. Paul Metropolitan area of Minnesota and then continue expansion in the Denver, Colorado area, subject to receipt of adequate funding. We target to open clinics in residential concentrations of population to enhance the convenience. There can be no assurance that we will be successful in finding suitable locations at affordable prices. Our estimate of our required funding is based upon certain estimates for our lease payments which if incorrect will require us to raise more funding than anticipated to fulfill our goals and objectives.

Failure to attract and retain sufficient numbers of qualified personnel could also impede our future plans.

We must attract and retain sufficient medical professional employees to operate and execute our service model and growth plan even though there is a limited number of qualified medical professionals We plan to establish five to seven clinics in the Minneapolis /St. Paul Metropolitan area of Minnesota and then continue expansion in the Denver, Colorado area, subject to receipt of adequate funding. Each clinic that we open will need to be staffed with enough Nurse Practitioners. We will face competition for Nurse Practitioners from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services.

Our business is also dependent upon the various insurance companies agreeing to reimburse patients for our services.

Currently, we only have insurance companies that have approved us as a service provider and have agreed to reimburse patients for use of our services. For us to attract patients, we will need to be approved as a service provider by multiple service providers as patients typically do not want to pay out of pocket for the services we provide. Our failure to be approved by additional insurance companies as a service provider will result in a material adverse impact on our business. The evolving nature of our business and rapid changes in the healthcare industry make it difficult to anticipate the nature and amount of medical reimbursements, third-party private payments, and participation in certain government programs and thus to reliably predict our operating results. Our strategy may incur significant costs, which could adversely affect our financial condition. Our plan to enter strategic transactions involves significant costs, including financial advisory, legal, and accounting fees, and may include additional costs for items such as fairness opinions and severance payments. We currently do not have significant revenue to pay these costs which could adversely affect our overall financial condition. If we fail to do so, performance of the business will be adversely impacted. If we are unable to implement our plan of operations effectively, it will have a material adverse effect on our ability to generate revenue.

We may become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition.

By operating in the health care industry, we will face an inherent business risk of exposure to personal injury claims. Effective on April 19, 2021, we obtained malpractice insurance however, there can be no assurance that such insurance will protect us from such claims. A successful personally liability claim, or series of claims brought against us, more than our insurance coverage, would negatively impact our financial condition.

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

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and submitted an application on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020, the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We also expect to face competition for our planned medical clinics using Nurse Practitioners. We currently face competition in the telehealth industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health systems have in some cases developed their own telehealth tools and may provide these solutions to their customers and patients at discounted prices. The surge in interest in telehealth, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability, and market share.

The market for healthcare solutions including walk-in clinics and services is intensely competitive. We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying levels of impact for key stakeholders such as patients and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete with walk-in clinics, traditional healthcare providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine and health information exchange. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers. Urgent care providers in the local communities we will serve provide services like those we intend to offer, and our competitors (1) are more established than we are, (2) may offer a broader array of services or more desirable facilities to patients and providers than ours and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned), primary care providers and outpatient centers for market share in high margin services and for quality providers and personnel. Furthermore, some of the clinics and medical offices that compete with us may be supported by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis.

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

Because we are a new business, our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer and patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary services, technologies, or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.

Our competitors could also be better positioned to serve certain segments of the telehealth market and medical clinic markets, which could create additional price pressure. In addition, many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours could become more intense, and the importance of establishing and maintaining relationships with key industry participants could increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Considering these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition, and results of operations could be materially adversely affected.

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

Our federal trademark registration for the mark THE GOOD CLINIC is on the Supplemental Register, not the Principal Register. The Supplemental Register does not confer the same rights and benefits as the Principal Register. Registration on the Supplemental Register is not useful for challenging third parties who may infringe our trademark rights, and we would need to rely on our common law rights to pursue enforcement. The Supplemental Register also does not confer nationwide priority of rights. As we expand our business, we may encounter third parties with common law rights in certain geographic markets with trademark rights that prevent us from using the mark THE GOOD CLINIC in those markets.

The success of our planned business depends on our ability to develop, market, and advertise our clinics and telehealth services.

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

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added five additional operating clinics as of the date of this filing for a total of six clinics open and operating at December 31, 2021. We announced leases for two new clinics in the greater Denver, Colorado area. We are targeting to open 50 new clinics in the next three years, in addition to any existing clinics we may acquire.

We are new to this marketplace and there is no assurance we will be successful in our efforts. The telehealth market is new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning us, or the telehealth market could limit market acceptance of our services. If our patients do not perceive the benefits of our services, or if our services are not competitive, then our business may not develop at all and we may not generate significant revenue, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occur, it could have a material adverse effect on our business, financial condition, or results of operations.

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

We have not yet generated significant revenues from our present operations and may not do so for an indefinite period of time. Our strategy is to operate walk-in clinics, provide telemedicine and acquire complimentary business in the future. Our future revenues and profitability depend upon our ability to successfully implement our growth strategy. There can be no assurance given that we will be successful in executing our growth strategy, and even if we achieve our strategic plan, that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on or business, financial condition, and results of operations. Acquisitions may require greater than anticipated investment of operational and financial resources. Acquisitions and related growth may also require the integration of different services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition, and results of operations. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our resources and may require us to hire and train additional employees. We will need to expand and acquire systems and infrastructure to accommodate our planned operations. The failure to implement our plan of operations and manage any future growth effectively will materially and adversely affect our business.

Any damage to our reputation may materially and adversely affect our business, financial condition, and results of operations.

We believe that developing and maintaining our brand is critical and that our financial success is directly dependent on consumer perception of our brand. Furthermore, the importance of our brand recognition may become even greater as competitors offer more services similar to ours. We believe that our customers view our brand as one that is trusted, respected and effective. Many factors, some of which are beyond our control, are important to maintaining our reputation and brand. These factors include our ability to comply with ethical, social, medical, labor, and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brand.

The success of our brand may also suffer if our marketing strategy or services do not have the desired impact on our company’s image or its ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our clinics, our failure to maintain the integrity of our products, the failure of our services to deliver consistently positive customer experiences, or the services becoming unavailable to consumers.

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

The impact on our planned operations of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition, and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition, and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement, and policy. The healthcare industry is subject to changing political, regulatory, and other influences. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”) in 2010 made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the current administration and Congress will continue to seek to modify all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition. Congress may consider other legislation to repeal and replace elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. We continue to evaluate the effect that the ACA and its modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payers by increasing medical costs, which could influence the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition, and results of operations.

We are regulated by Federal Anti-Kickback Statutes.

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid, or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation, and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid, or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

We cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the federal Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other health care programs, any of which could have a material adverse effect on our business, financial condition, or results of operations.

We are regulated by the Federal Stark Law.

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, prohibits a provider from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain imaging services (e.g., MRI, CT, ultrasound), and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception, or the arrangement is in violation of the Stark Law.

Because the Stark Law and implementing regulations continue to evolve and are detailed and complex, while we attempt to structure our relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to be following the Stark Law, as it may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, and civil penalties of up to $15,000 for each violation, double damages, and exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations against self-referral arrangements similar to the federal Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. An adverse determination under these state laws and/or the federal Stark Law could subject us to different liabilities, including criminal penalties, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other health care programs, any of which could have a material adverse effect on our business, financial condition, or results of operations.

We must comply with Health Information Privacy and Security Standards.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable patient health information (“PHI”) by various healthcare providers, such as medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities. Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. A HIPAA covered entity must also promptly notify affected individuals where a breach affects more than 500 individuals and report breaches affecting fewer than 500 individuals annually. State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations.

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

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches.

We must comply with Environmental and Occupational Safety and Health Administration Regulations.

We are subject to federal, state, and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling, and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

We must comply with a range of other Federal and State Healthcare Laws.

We are subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition, or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing, or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs.

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

We cannot predict the effect that the ACA and its implementation, amendment, or repeal and replacement, may have on our business, results of operations or financial condition. Any changes in healthcare laws or regulations that reduce, curtail, or eliminate payments, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations and financial condition. For example, the ACA dramatically changed how healthcare services are covered, delivered, and reimbursed. The ACA requires insurers to accept all applicants, regardless of pre-existing conditions, cover an extensive list of conditions and treatments, and charge the same rates, regardless of pre-existing condition or gender.

The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) also mandated changes specific to home health and hospice benefits under Medicare. In 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of the U.S. Department of Health and Human Services to penalize states that choose not to participate in the expansion of the Medicaid program by removing all its existing Medicaid funding was unconstitutional. In response to the ruling, several state governors opposed its state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and are continuing to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. In December 2017, the individual mandate was repealed via the Tax Cuts and Jobs Act of 2017. Afterwards, legal, and political challenges as to the constitutionality of the remaining provisions of the ACA resumed.

Our operations are subject to the nation’s healthcare laws, as amended, repealed, or replaced from time to time.

The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation, or amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations and financial condition. Healthcare providers could be subject to federal and state investigations and payor audits.

Due to our participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits, and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing, and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies, and their executives and managers. The Deficit Reduction Act, which provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers.

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

Political, economic, and regulatory influences continue to change the healthcare industry in the United States. If and when we start receiving reimbursements from third parties, the ability of patients to pay fees for our products will partially depend on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other similar organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals. Major third-party payors of hospitals, such as private healthcare insurers, periodically revise their payment methodologies based, in part, upon changes in government sponsored healthcare programs. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions when we start receiving reimbursement from third party payors.

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

We operate in a highly regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business, and operations.

Risks Related to Acquisitions

Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

While we intend that any acquisitions that we consummate will typically be structured as asset purchase agreements in which we attempt to limit our risk and exposure relative to the respective sellers’ liabilities, we cannot guarantee that we will be successful in avoiding all liability. Creditors may seek to hold us accountable for seller debt and customers and for seller breaches of contract prior to our transactions. Occasionally, disaffected shareholders may attempt to interfere with our business acquisitions. We will attempt to minimize all of these risks through thorough due diligence, negotiating indemnities and holdbacks, obtaining relevant representations from sellers, and leveraging experienced professionals when appropriate; however, there can be no assurance that we will be able to mitigate all risks.

We may be unable to implement our strategy of acquiring companies.

Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire companies at all or on terms favorable to us. We will need additional financing for such acquisitions, but there is no assurance that we will be able to borrow funds or raise capital through the issuance of our equity on favorable terms. Certain of our larger, better capitalized competitors may seek to acquire some of the companies we may be interested in. Competition for acquisitions would increase acquisition prices and result in us having fewer acquisition opportunities. Depending on the type of businesses we acquire, we may have varying cost saving and/or cross-selling opportunities with the acquired business. However, there is no assurance that we will achieve anticipated cost savings and cross-selling on our acquisitions, and failure to do so may mean we overpaid for such acquisitions. In completing any acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot be assured that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay for obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition, and we will have overpaid in cash, stock, assumed debt, seller notes, and/or earnouts for the value received in that acquisition.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write-off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition, and results of operations.

We face risks arising from acquisitions that we pursue in the future.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counter parties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize he full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

Risks Related to Our Management

Our future success depends, in part, on the performance and continued service of our officers and directors

We presently depend to a great extent upon the experience, abilities, and continued services of our management team, particularly our Chief Executive Officer. The loss of our management team’s services could have a material adverse effect on our business, financial condition, or results of operation. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention, and could have a material adverse effect on our business, financial condition, and results of operations. We do not maintain key person insurance on any member of our management team.

Our executive officers, directors and certain key stockholders own and control a significant number of voting securities and so long as they do, they are able to control the outcome of stockholder voting.

Our executive officers, directors as well as certain other key shareholders are the owners of approximately 71% of the voting shares of the Company as a result of their ownership over our Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”), and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 20,000 votes for each share owned, one (1) vote for each common holder. As such, our management can determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, depressing the trading price of our Common Stock. However, subject to effectiveness of this registration statement, the holders of the Series X Preferred Stock have agreed to exchange their shares for newly issued Series D Preferred Stock. This event will create an additional 717,013 shares of Series D Preferred Stock, and as a result all outstanding shares of Series X Preferred Stock will be extinguished, along with their voting rights. In this event, the executive officers, directors, and other key shareholders will not be able to control the outcome of all matters submitted to our stockholders for approval and we will need our stockholders approval for certain corporate transactions which may involve more time and expense.

Risks Relating to this Offering and Ownership of our Common Stock

We have broad discretion in the use of the net proceeds from this offering and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from this offering, including for any of the purposes described in the section entitled “Use of Proceeds,” and you will not have the opportunity as part of your investment decision to assess whether the net proceeds will be used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from this offering, their ultimate use may vary from their currently intended use. Our management might not apply our net proceeds in ways that increase the value of your investment. We currently intend to use the net proceeds of this offering primarily for general corporate purposes and clinic expansion.

Our expected use of net proceeds from this offering represents our current intentions based upon our present plans and business condition. As of the date of this prospectus, we cannot predict with certainty all the particular uses for the net proceeds to be received upon the completion of this offering, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including the commercial success of our systems and the costs of our research and development activities, as well as the amount of cash used in our operations. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds of this offering.

The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from this offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Shares eligible for future sale may have adverse effects on our share price.

Sales of substantial amounts of shares or the perception that such sales could occur may adversely affect the prevailing market price for our shares. We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute the existing shareholders’ interests in us.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

We currently intend to retain all our future earnings to finance the growth and development of our business, and therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We believe it is likely that our Board will continue to conclude, that it is in our best interests to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On February 28, 2022, the reported low sale price of our Common Stock was $0.14, while the reported high sales price was $0.15, with a closing price of $0.15. For comparison purposes, on December 31, 2020, our stock price closed at $0.03. There have been no discernable announcements or developments by the company or third parties between December 31, 2020 and January 31, 2021 that could account for this fluctuation. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced volatility.

●	sale of our Common Stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans;
●	the timing and success of introductions of new clinics;
●	our ability to attract new customers;
●	the impact of COVID-19;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter new markets or develop new products;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in our industry; and
●	other events or factors, many of which may be out of our control.

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

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of Common Stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

There can be no assurances that our Common Stock once listed on the Nasdaq will not be subject to potential delisting if we do not continue to maintain the listing requirements of the Nasdaq Capital Market.

We have applied to list the shares of our Common Stock on the Nasdaq, under the symbol “MITI.” An approval of our listing application by Nasdaq will be subject to, among other things, our fulfilling all the listing requirements of Nasdaq. In addition, Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing (i.e., being de-listed from Nasdaq), would make it more difficult for stockholders to sell our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. This could have an adverse effect on the price of our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange.

Our Common Stock is thinly traded, so you may be unable to sell at or near asking prices, or at all.

Our Common Stock is quoted on the OTCQB under the symbol “MITI.” Shares of our Common Stock have, until recently, been thinly traded, meaning that the number of persons interested in purchasing shares of our Common Stock at or near asking prices at any given time may be small or non-existent. This situation is attributable to a number of factors. We are a small company that is unknown to stock analysts, stockbrokers, institutional investors, and others in the investment community that generate or influence sales volume; and stock analysts, stockbrokers and institutional investors may be risk-averse and be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a result, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will support continuous sales without an adverse effect on share price. A broader or more active public trading market for our Common Stock may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near asking prices or at all should you attempt to sell your common shares.

Our reverse stock split may not result in a proportional increase in the per share price of our Common Stock.

The effect of the reverse stock split on the market price for our Common Stock cannot be accurately predicted. In particular, we cannot assure you that the prices for shares of the Common Stock after the reverse stock split will increase proportionately to prices for shares of our Common Stock immediately before the reverse stock split. The market price of our Common Stock may also be affected by other factors which may be unrelated to the reverse stock split, or the number of shares issued and outstanding.

Furthermore, even if the market price of our Common Stock does rise following the reverse stock split, we cannot assure you that the market price of our Common Stock immediately after the proposed reverse stock split will be maintained for any period of time. Moreover, because some investors may view the reverse stock split negatively, we cannot assure you that the reverse stock split will not adversely impact the market price of our Common Stock. There is also the possibility that liquidity may be adversely affected by the reduced number of shares which would be issued and outstanding when the reverse stock split is effected, particularly if the price per share of our Common Stock begins a declining trend after the reverse stock split is affected. Accordingly, our total market capitalization after the reverse stock split may be lower than the market capitalization before the reverse stock split.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although our ability to designate and issue preferred stock is currently restricted by covenants in the Certificate of Designation for the Series C Preferred Stock. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock. This could make it more difficult for shareholders to sell their Common Stock. This could also cause the market price of our Common Stock shares to drop significantly, even if our business is performing well.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

Sales of large blocks of our Common Stock could depress the price of our Common Stock. The existence of these shares and shares of Common Stock that may be issuable upon conversion or exercise, as applicable, of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can function as a depressant to our Common Stock price. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to convert or exercise such securities or sell a substantial number of shares of our Common Stock, such selling efforts may cause significant declines in the market price of our Common Stock. In addition, the shares of our Common Stock sold in the offering will be freely tradable without restriction or further registration under the Securities Act. As a result, a substantial number of shares of our Common Stock may be sold in the public market following this offering. If there are significantly more shares of Common Stock offered for sale than buyers are willing to purchase, then the market price of our Common Stock may decline to a market price at which buyers are willing to purchase the offered Common Stock and sellers remain willing to sell our Common Stock.

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

On May 24, 2021, the Company entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000.

Additionally, on June 8, 2021, the Company entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000.

On June 24, 2021, the Company entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000.

On August 31, 2021, the Company entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000.

On September 9, 2021, the Company entered into an agreement to open a clinic in Minneapolis, Minnesota, which began operation in the fourth quarter of 2021. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $781,000.

On September 28, 2021, the Company entered into an agreement to open a clinic in Denver, Colorado, which is expected to begin operation in the second quarter of 2022. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $1,079,000.

On October 8, 2021, the Company entered into an agreement to open in Maple Grove, MN fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,826,000.

On October 14, 2021, the Company entered into an agreement to open a clinic in Egan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 18, 2020, the Company’s former President and COO completed and applied on behalf of the Company to Bank of America, NA (“Bank of America”) for a PPP loan, which was subsequently approved. On April 25, 2020, the Company entered into an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQB under the symbol “MITI.”

On March 23, 2022, the price of our common stock as reported on the OTCQB was $0.135 and we have approximately 552 holders of record of our Common Stock, and a total of 1,100 shareholders including smaller holders and those with restricted shares not currently in the market.

Dividend Policy

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

On December 31, 2019, the Company issued 26,227 shares of its Series X Preferred stock in order to settle certain of the Company’s obligations. On June 23, 2021, 2,000 shares of Series X Preferred Stock were cancelled pursuant to a settlement agreement with an ex-officer. The Series X Preferred shares have a liquidation preference of $25.00 per share and will pay a 10% per year dividend based upon the liquidation value. The dividend may be paid in cash or in the issuance of restricted common stock. If the Company chooses to pay the dividend in restricted common stock the number of shares issued to fulfill the dividend payment shall be determined based on the stock price on the date the dividend award is made by the Board of Directors. The Series X has 20,000 votes per share and votes with the Company’s common stock.

Each share of Series C Preferred Stock accrues dividends on a quarterly basis in arrears, at the rate of 6% per annum of the Stated Value and to be paid within 15 days after the end of each of our fiscal quarters. The Series C Preferred Stock along with the Series D Preferred stock ranks senior to all other preferred stock of the Company except in relation to the Company’s Series X Preferred Stock, which ranks Pari passu to the Series C Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Each share of Series D Preferred Stock accrues dividends on a quarterly basis in arrears, at the rate of 6% per annum of the Stated Value and to be paid within 15 days after the end of each of our fiscal quarters. The Series D Preferred Stock along with the Series C Preferred Stock ranks senior to all other preferred stock of the Company except in relation to the Company’s Series X Preferred Stock, which ranks Pari passu to the Series C Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued the following shares of common stock in private placement transactions:

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

In addition, on March 29, 2021, we issued 300,000 shares of common stock as payment for services to be rendered for investor relations services having a value of $.283 per share.

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

On December 31, 2021, the Company issued 166,664 restricted shares of the Company’s common stock priced at $0.25, vesting immediately, in lieu of $41,666 of accounts payable owed to a related party consultant for services rendered to the Company.

Also, during the year ended December 31, 2021, the Company charged the amount of $13,032 to operations in connection with the vesting of stock granted to its officers, employees, and board members; the Company also charged the amount of $675,906 to operations in connection with the vesting of options granted to its officers, employees, and board members.

During the year ended December 31, 2021, the Company issued the following shares of Series C Preferred Stock in private placement transactions:

On May 4 through May 26, 2021, 1,059,356 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,237,424 shares of common stock.

On August 11, 2021, through September 2, 2021, 1,000,000 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,000,001 shares of common stock.

During the year ended December 31, 2021, the Company issued the following shares of Series D Preferred Stock in private placement transactions:

On October 18, 2021, the Company sold 2,025,000 shares of Series D Preferred Stock and (i) five-year warrants to acquire 4,252,500 shares of the Company’s common stock at a price of $0.50 per shares, and (ii) five-year warrants to acquire 4,252,500 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $1,874,450, net of costs in the amount of $125,500.

On November 10, 2021, the Company sold 1,075,000 shares of Series D Preferred Stock and (i) five-year warrants to acquire 2,257,500 shares of the Company’s common stock at a price of $0.50 per shares, and (ii) five-year warrants to acquire 2,257,500 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $999,250, net of costs in the amount of $75,750.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by and should be read together with our financial statements and the related notes thereto appearing elsewhere in this consolidated prospectus. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results could differ materially from those projected in the forward-looking statements.

We are working to open primary care clinics around the US that are in residential centers and leverage the expertise, training, and license of Nurse Practitioners. We are focusing on wellness as a core of the practice. Mitesco’s mission is to increase convenience and access to care, improve the quality of care, and reduce its cost.

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added five additional operating clinics as of the date of this filing for a total of six clinics open and operating at December 31, 2021. We announced leases for two new clinics in the greater Denver, Colorado area. These new locations are expected to open in the second quarter of 2022. We plan to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise, and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a clients’ co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationship with Lennar Corporation and other large-scale developers. While we have no formal relationship with these developers other than as a tenant, we believe such relationships give us an advantage in recruiting and retaining clients in close proximity to our locations.

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

Years ended December 31, 2021 and 2020

Revenue

The Company recognized revenue of $0.1 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. The increase in revenue is the result of the opening of The Good Clinic’s four location.

Cost of Sales

The Company incurred approximately $0.4 million of cost of goods sold for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020. The increase in cost of goods sold is the result of the opening of The Good Clinic’s three location.

Gross Loss

Our gross loss was $0.3 million for the year ended December 31, 2021, compared to $0 for the year ended December 31, 2020.

Operating Expenses

Our total operating expenses for the year ended December 31, 2021, were $6.1 million compared to $2.5 million for the year ended December 31, 2020.

Operating Expense for the year ended December 31, 2021 were comprised primarily of $1.4 million payroll and payroll taxes, $0.8 million of non-cash compensation, $1.1 million in legal and professional fees, $0.6 million in marketing expenses, $1.0 million in office and facilities expenses, $0.6 million in consulting fees and $1.3 million in other operation costs.

Our total operating expenses for the year ended December 31, 2020 were approximately $2.5 million.

Operating expenses for the year ended December 31, 2020 were comprised primarily of $1.0 million in payroll and payroll taxes, including $0.6 million in non-cash compensation; $0.5 million in legal and professional fees; $0.4 million in consulting fees, $0.3 million in marketing and public relations; $0.1 million in Board of director and advisory Board fees; $0.1 million in insurance costs and $0.1 million in office and facilities costs.

Other Income and Expenses

Interest expense was approximately $1.0 million for the year ended December 31, 2021, compared to approximately $1.5 million for the year ended December 31, 2020.

During the year ended December 31, 2021, we recorded a gain on settlement of accounts payable of approximately $6,000, compared to a gain on settlement of accounts payable in the amount of $0.4 million in the prior period.

During the year ended December 31, 2021, we recorded a gain on the settlement of notes payable of approximately $1,800, compared to a gain on settlement on notes payable in the amount of $35,000 in the prior period.

During the year ended December 31, 2021, the Company declared Preferred Stock dividends of approximately $3.3 million compared to approximately $0.1 million the year ended December 31, 2020.

During the year ended December 31, 2021, we recorded a loss on a legal settlement of $0.1 million. There was not an equivalent gain or loss in the comparable prior period.

For the year ended December 31, 2021, we had a net loss available to common shareholders of approximately $11.2 million, or a net loss per share, basic and diluted of ($0.06) compared to a net loss available to common shareholders of approximately $2.9 million, or a net loss per share, basic and diluted of ($0.03), for the year ended December 31, 2020.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2021, we had cash and cash equivalents of approximately $1.2 million compared to cash of approximately $0.1 million as of December 31, 2020.

Net cash used in operating activities was approximately $5.0 million for the year ended December 31, 2021. This is the result of our business development efforts pertaining to the start-up of the first three clinics. Cash used in operations for the year ended December 31, 2020, was approximately $1.5 million.

Net cash used in investing activities was approximately $1.9 million for the year ended December 31, 2021.  This amount does not include approximately $3.3 million of capital expenditures included in accounts payable at December 31, 2021. The amounts relate to the purchase of fixed assets and leasehold improvement on our first clinic. No cash was used for investing activities for the year ended December 31, 2020.

Net cash provided by financing activities for the year ended December 31, 2021, was approximately $8.0 million, consisting of proceeds from a private placement offering of Common Stock of $1.7 million, $2.8 million from the sale of Series C Preferred Stock, $2.9 million from the sale of Series D Preferred Stock and $0.9 million in proceeds from a convertible note. Partially offsetting the proceeds was approximately $0.2 million of payment on notes payable. Net cash provided by financing activities for the year ended December 31, 2020, was approximately $1.5 million, consisting of proceeds from notes payable in the amount of $1.7 million, offset by principal payments on notes payable in the amount of $0.2 million.

Critical Accounting Policies

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the use of more significant judgments and estimates in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the assumptions used in making the accounting estimates that are likely to occur could materially impact our consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as Topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues.

Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide services to the patients. Revenues are recorded during the period our obligations to provide services are satisfied. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates for services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2021 and 2020.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

As of December 31, 2021, the shares of Series X Preferred stock issued and outstanding is as follows:

	Type of
Name	Liability	# shares

Ronald Riewold, Director	Deferred Compensation	1,200
Larry Diamond, Director, and CEO	Deferred Compensation	2,000
James Crone, ex-Officer, and Director	Deferred Compensation	2,884
Louis Deluca, ex-Officer, and Director	Deferred Compensation	2,400
Irish Italian Retirement Fund	Consulting services, notes payable (a)	12,503
Frank Lightmas	Legal fees	3,240
Total		24,227

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

Securities Purchase Agreements – From January 29, 2021 through March 21, 2021, the Company entered into Securities Purchase Agreements with 46 investors for the sale of 8,192,000 shares of the Company’s restricted common stock at a price of $0.25 per share in the aggregate amount of $2,048,000. The price was determined based on the prior day 10-day average closing price, less a 20% discount for the risk associated with restricted stock. As of the date of this filing, a total of 6,272,000 shares have been issued, generating $1,668,000 in proceeds and the balance was not funded. These transactions were executed directly by the Company and no brokers, dealers or representatives were involved.

On March 25, 2021, we entered into Securities Purchase Agreements (the “SPAs”) with four institutional investors (the “Investors” and each an “Investor”) pursuant to which we sold to the Investors in a private placement an aggregate of 3,000,000 units (the “Units” and each a “Unit”) with a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $3,000,000 and the number of shares of Common Stock initially issuable upon conversion of the Series C Preferred Stock is 12,600,000 shares of Common stock and the aggregate number of shares of Common Stock initially issuable upon exercise of the Warrants is 12,600,000 shares of Common Stock. We also issued to the placement agent and its designee 461,358  shares of Common Stock.

On October 18, 2021, Mitesco, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with two institutional and two individual investors (the “Investors” and each an “Investor”) pursuant to which the Company sold to the Investors in a private placement an aggregate of 2,025,000 units (the “Units” and each a “Unit”) with a purchase price of $1 per Unit, with each Unit consisting of (a) one share of a newly formed Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $2,025,000 and the number of shares of Common Stock initially issuable upon conversion of the Series D Preferred Stock is 8,505,000 shares of Common stock and the aggregate number of shares of Common Stock initially issuable upon exercise of the Warrants is 8,505,000 shares of Common Stock. Pursuant to the terms of the SPA the Company, may sell up to an additional 7,975,000 Units (for an aggregate 10,000,000 Units) in subsequent closings on the same terms offered to the Investors.

On November 12, 2021, Mitesco, Inc. (the “Company”), consummated the second closing (“Second Closing”) of a private placement offering (the “Offering”) pursuant to a Securities Purchase Agreement (the “SPA”) with four accredited investors (the “Investors” and each an “Investor”) pursuant to which the Company sold to the Investors an aggregate of 1,075,000 units (the “Units” and each a “Unit”) with a purchase price of $1 per Unit, with each Unit consisting of (a) one share of Series D Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series D Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $1,075,000 and the number of shares of Common Stock initially issuable upon conversion of the Series D Preferred Stock is 4,515,000  shares of Common stock and the aggregate number of shares of Common Stock initially issuable upon exercise of the Warrants is 4,515,000 shares of Common Stock. Pursuant to the terms of the SPA the Company, may sell up to an additional 6,900,000 Units (for an aggregate 10,000,000 Units) in subsequent closings on the same terms offered to the Investors.

Recent Developments

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settles for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settles incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs is $294,912.56 and the conversion price is $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022.

The Company issued a 10% Promissory Note due August 14, 2022 (the “Note”), dated February 14, 2022, to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares.

The Company issued a 10% Promissory Note due June 18, 2022 (the “Diamond Note”), dated March 18, 2022, to Lawrence Diamond (the “Lender”), which was subsequently amended. Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note is $235,294.00, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022, (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 200,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock.

On March 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 720,000 shares ($180,000) if the Company repays the Note on or prior its maturity, (ii) a promissory note in the aggregate principal amount of $750,000 (the “Note”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Warrants”). The Note and Warrants were issued on March 17, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $430,000, the Note was issued in a principal amount of $750,000 for a purchase price of $675,000, resulting in an original issue discount of $75,000; and the Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $616,250.00, due to a reduction in the $675,000 purchase price as a result of broker, legal, and transaction fees.

As previously disclosed on the Company’s form 8-K filed on March 26, 2021 and October 22, 2021, the Company issued the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the investors named therein (the “Series C Investors” and “Series D Investors”). The Company obtained consents and waivers (the “Consents”) from the Series D and Series D Investors to allow the Company to enter into the Purchase Agreement. The Company issued 411,000 shares of Common Stock to the Series C Investors 1,271,000 shares of Common Stock to the Series D Investors in connection with obtaining the Consents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MITESCO, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE

48	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS (PCAOB 587)

49	CONSOLIDATED BALANCE SHEETS

50	CONSOLIDATED STATEMENTS OF OPERATIONS

51	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

52	CONSOLIDATED STATEMENTS OF CASH FLOWS

54	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mitesco, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitesco, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the two years then ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Henderson, NV

April 4, 2022

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2021	2020
Current assets
Cash and cash equivalents	$1,164,483	$64,789
Accounts receivable	44,313	-
Inventory	25,314	-
Prepaid expenses	72,985	-
Total current assets	1,307,095	64,789

Right to use operating leases, net	3,886,866	310,361
Construction in progress	1,984,701	417,082
Fixed assets, net of accumulated depreciation of $183,988 and $19,590	3,476,164	6,282

Total Assets	$10,654,826	$798,514

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	3,976,064	1,069,331
Accrued interest	7,657	137,522
Derivative liabilities	-	807,682
Lease liability - operating leases, current	161,838	8,905
Notes Payable, net of discount	588,432	-
Convertible notes payable, net of discount of $0 and $317,405	-	317,405
Convertible note payable, in default	-	122,166
SBA Loan Payable	460,406	460,406
Other current liabilities	169,422	95,256
Preferred stock dividends payable	195,169	9,967
Total current liabilities	5,558,988	3,028,640

Lease Liability- operating leases, non-current	3,972,964	312,099

Total Liabilities	$9,531,952	$3,340,739

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated as Series D Preferred Stock and 400,000 shares designated Series X:	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	48
Preferred stock, Series C, $0.01 par value, 940,644 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9,406	-
Preferred stock, Series D, $0.01 par value, 3,100,000 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	31,000	-
Preferred stock, Series X, $0.01 par value, 24,227 and 26,227 shares issued and outstanding at December 31, 2021 and 2020, respectively	242	262
Common stock subscribed	132,163	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 213,333,170 and 155,381,183 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,133,332	1,553,812
Additional paid-in capital	24,295,063	10,340,821
Accumulated deficit	(25,478,332)	(14,437,168)
Total stockholders' equity (deficit)	1,122,874	(2,542,225)

Total liabilities and stockholders' equity (deficit)	$10,654,826	$798,514

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020

Revenue	$115,994	$-

Cost of goods sold	455,587	-
Gross loss	(339,593)	-

Operating expenses:
General and administrative	6,058,996	2,533,569

Total operating expenses	6,058,996	2,533,569

Net Operating Loss	(6,398,589)	(2,533,569)

Other income (expense):
Interest expense	(968,471)	(1,515,902)
Loss on legal settlement	(70,000)	-
Gain on settlement of accounts payable	6,045	399,761
Gain on settlement of accrued salary	-	6,988
Gain on settlement of notes payable	1,836	35,236
Gain on settlement of warrants	-	235,053
Grant Income	-	3,000
(Loss) Gain on revaluation of derivative liabilities	(493,455)	508,839
Total other expense	(1,524,045)	(327,025)

Loss before provision for income taxes	(7,922,634)	(2,860,594)

Provision for income taxes	-	-

Net loss	$(7,922,634)	$(2,860,594)

Preferred stock dividends	(185,202)	(75,535)
Preferred stock deemed dividends	(3,118,530)	-

Net loss available to common shareholders	$(11,226,366)	$(2,936,129)

Net loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average shares outstanding - basic and diluted	203,000,201	105,177,272

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total
Balance, December 31, 2019	-	$-	-	$-	-	$-	26,227	$262	81,268,443	$812,684	$8,407,977	$37,186	$(11,576,574)	$(2,318,465)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	67,623	-	-	67,623
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	421,502	-	-	421,502
Common stock issued for accrued salaries	-	-	-	-	-	-	-	-	386,985	3,869	17,787	-	-	21,656
Common stock issued for services	-	-	-	-	-	-	-	-	200,000	2,000	5,680	-	-	7,680
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	7,999,996	80,000	380,562	-	-	460,562
Gain on settlement of stock payable	-	-	-	-	-	-	-	-	-	-	-	(37,186)	-	(37,186)
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	63,374,555	633,748	999,658	-	-	1,633,406
Issuance of Preferred A stock to consultants	4,800	48	-	-	-	-	-	-	-	-	71,510			71,558
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	-	-	-	-	(75,535)	-	-	(75,535)
Issuance of Preferred X stock for dividends payable	-	-	-	-	-	-	-	-	2,151,204	21,511	44,057	-	-	65,568
Loss for the year ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(2,860,594)	(2,860,594)
Balance, December 31, 2020	4,800	$48	-	$-	-	$-	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$(14,437,168)	$(2,542,225)

Balance, December 31, 2020	4,800	$48	-	$-	-	$-	26,227	262	155,381,183	1,553,812	10,340,821	-	(14,437,168)	(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	13,032	-	-	13,032
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	676,423	-	-	676,423
Common stock issued for services	-	-	-	-	-	-	-	-	1,099,320	10,963	211,517	-	-	222,480
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	1,668,000
Sale of Preferred Stock Series C	-	-	3,000,000	30,000	-	-	-	-	-	-	1,461,283	-	-	1,491,283
Warrants issued with Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	1,268,717	-	-	1,268,717
Sale of Preferred Stock Series D	-	-	-	-	3,100,000	31,000	-	-	-	-	1,688,018	-	-	1,719,018
Warrants issued with Preferred Stock Series D	-	-	-	-	-	-	-	-	-	-	1,179,682	-	-	1,179,682
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	-	-	600,000	6,000	(5,952)	-	-	-
Shares issued for exercise of stock options	-	-	-	-	-	-	-	-	8,281,668	82,816	156,184	-	-	239,000
Net shares issued in connection with settlement agreement	-	-	-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	127,910
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(2,059,356)	(20,594)	-	-	-	-	8,237,425	82,374	(61,780)	-	-	-
Common stock subscribed for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	252,029	-	252,029
Stock issued from common stock subscribed	-	-	-	-	-	-	-	-	479,464	4,795	115,071	(119,866)	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-	-	-	-	-	-	-	206,242	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	126,000	-	(126,000)	-
Deemed dividend on Preferred Stock Series D	-	-	-	-	-	-	-	-	-	-	2,786,288	-	(2,786,288)	-
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	-	-	-	-	(185,202)	-	-	(185,202)
Warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	261,568	-	-	261,568
Loss for the year ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(7,922,634)	(7,922,634)
Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	213,333,170	$2,133,332	$24,295,063	$132,163	$(25,478,332)	$1,122,874

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,922,634)	$(2,860,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	182,426	1,572
Preferred A stock issued to consultants		-
Amortization of right-to-use asset	162,276	4,318
Net gain on settlement of notes payable	-	(35,236)
Gain on settlement of accounts payable	-	(399,761)
Gain on conversion of accrued salary	-	(6,988)
(Gain) on settlement of warrants	-	(235,053)
Loss on conversion of Pref Stock Series A to common stock	-	-
Gain (Loss) on revaluation of derivative liabilities	493,455	(508,839)
Derivative expense	-	125,869
Amortization of loan fees	-	30,000
Amortization of discount on notes payable	756,795	1,128,885
Share-based compensation	1,039,843	568,363
Changes in assets and liabilities:
Accounts receivables	(44,313)	-
Prepaid expenses	(47,985)	9,721
Due from related party	-	-
Inventory	(25,314)	-
Accounts payable and accrued liabilities	54,527	522,758
Operating lease liability	75,017	6,325
Other current liabilities	74,166	2,488
Accrued interest	205,795	125,310
Net cash used in operating activities	(4,995,946)	(1,520,862)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(1,928,192)	-
Net cash used in investing activities	(1,928,192)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	1,668,000	-
Proceeds from sales of Series C Preferred Stock, net of fees	2,760,000	-
Proceeds from sales of Series D Preferred Stock, net of fees	2,873,700	-
Proceeds from notes payable, net of discount	-	1,673,406
Proceeds from sale of common stock	51,500	-
Proceeds from convertible notes payable, net of discount	850,000	-
Principal payments on notes payable	(179,368)	(171,000)
Net cash provided by financing activities	8,023,832	1,502,406
Net increase in cash and cash equivalents	1,099,694	(18,456)

Cash and cash equivalents at beginning of period	64,789	83,245
Cash and cash equivalents at end of period	$1,164,483	$64,789

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$2,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$-	$1,633,406
Settlement of derivative liabilities	$(1,301,137)	$-
Discount on notes payable due to derivative liabilities	$-	$1,234,792
Preferred stock dividend	$-	$65,568
Deemed dividends on Preferred Stock	$3,118,530	$-
Settlement of derivative liabilities	$-	$460,562
Conversion of Series A Preferred stock to common stock	$6,000	$-
Conversion of Series C Preferred stock to common stock	$61,781	$-
Conversion of accounts payable to common stock	$102,333	$-
Conversion of accrued payroll to common stock	$50,000	$-
Conversion of accounts payable to common stock subscribed	$252,029	$-
Cashless exercise of warrants	$-	$290,000
Discount on note payable due to warrants	$261,568	$-
Capital expenditures in accounts payable	$3,291,735	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Since 2020, our operations have focused on establishing medical clinics utilizing Nurse Practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed an owned subsidiary, Mitesco NA LLC, which holds The Good Clinic LLC, a Colorado limited liability company for our clinic business. The Company had previously established a strategy to address opportunities in Europe seeking technology solutions, or financing situations, through a Dublin based subsidiary, Acelerar Healthcare Holdings Ltd. After a review of its near-term opportunities in North America, the Board of Directors has determined that any efforts in the European community should be discontinued so that it can best focus on its North American operations. In conjunction with this decision the Company for the period ending December 31, 2021, we will take a one-time charge of $12,500 related to the discontinuation and wind down of our European efforts.

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and have six operating at the time of this filing. We have two additional sites under contract with build-out underway in the Denver metropolitan areas before the end of 2022. We are making plans for up to opening up to 50 new clinics in the next three years, in addition to any existing sites we might acquire.

Note 2 - Financial Condition, Going Concern and Management Plans

On November 19, 2021, the Company closed a bridge financing round totaling $3.1 million of a Series D preferred stock sold to investors in a private placement. Each Series D Unit will have a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s Common Stock at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share.

Pursuant to the Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Company, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2021 (the “COD”), there are 10,000,000 shares of the Company’s preferred stock that have been designated as the Series D Preferred Stock and each share of the Series D Preferred Stock is convertible at the option of the holder thereof, or automatically upon the request of the Company’s underwriters that the Series D Preferred Stock convert to shares of Common Stock or upon listing of the Company’s Common Stock on a national securities exchange. The number of shares of Common Stock issuable upon the conversion of each share of Series D Preferred Stock is calculated by dividing the Conversion Amount (defined in the COD as the Stated Value, $1.05 per share, plus accrued and unpaid dividends) by the $0.25 conversion price (the “Conversion Price”).

As of the date of this filing the Company has closed on $3,100,000 of its Series D Preferred stock. To achieve our growth strategy, it is anticipated the Company will need to raise additional financing prior to up listing on Nasdaq. We will not proceed with this offering in the event our Common Stock is not approved for listing on the Nasdaq Capital Market though we will continue to seek financing for our expansion and operating needs in the debt or equity markets.

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note due June 30, 2022 (the “Note”), dated December 30, 2021, to the Michael C. Howe Living Trust (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Note is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $850,000 and was funded on December 30, 2021. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settles for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settles incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs is $294,912.56 and the conversion price is $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022.

As of December 31, 2021, the Company had cash and cash equivalents of $1.2 million, current liabilities of $5.6 million, and has incurred a loss from operations. The Company’s principal operation is the development and deployment of software and systems for the healthcare marketplace. The Company intends to a) develop and own primary care clinics operated by nurse practitioners, b) develop and acquire telemedical technologies, and c) evaluate other healthcare related opportunities both domestically and on an international basis. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Accounting – The consolidated financial statements are prepared in conformity with accounting principles accepted in the United States of America (“GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its owned subsidiaries Mitesco NA, LLC, The Good Clinic, LLC, and Acelerar Healthcare Holdings, LTD. In addition, we anticipate that we will rely on the operating activities of certain legal entities in which we will not maintain a controlling ownership interest but over which we will have indirect influence and of which we will be considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $1.2 million and $0.1 million as of December 31, 2021 and 2020.

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

Construction in Progress - Costs for capital assets not yet placed into service are capitalized as construction in progress on the consolidated balance sheets and will be depreciated once placed into service.

Revenue Recognition – On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as Topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues.

Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide services to the patients. Revenues are recorded during the period our obligations to provide services are satisfied. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates for services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

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

Income Taxes- The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax laws or rates.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses and the limited taxable income in the carry back periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% of being realized upon ultimate settlement. The Company does not have any material unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income or loss. The Company does not have any interest and penalties accrued. The Company is no longer subject to U.S. federal, state, and local income tax examinations for the years before 2012.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07 "Improvements to Non-employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted ASU No. 2019-12, "Income Taxes (Topic 740) however giving the Company’s historical losses and full valuation allowance it did not have an impact on its condensed consolidated financial statements and related disclosures.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

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

The following table sets forth the computation of loss per share for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended
	December 31,
	2021	2020
Numerator:
Net loss applicable to common shareholders	$(11,226,366)	$(2,936,129)

Denominator:
Weighted average common shares outstanding	203,000,201	105,177,272

Net loss per share:
Basic and diluted	$(0.06)	$(0.03)

The Company excluded all common equivalent shares for warrants, options, and convertible instruments from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2021 and 2020, the following shares were issuable and excluded from the calculation of diluted loss:

	December 31,
	2021	2020
Convertible Notes	-	79,475,904
Options	18,746,211	13,453,879
Warrants	29,820,000	-
Preferred Stock	17,382,575	-
Accrued Interest	872,160	92,253
Total	66,820,946	93,022,036

Note 5 – Related Party Transactions

For the year ended December 31, 2021:

On July 21, 2021, the Company issued a total of 3,000,000 stock option awards to the Company’s executive officers: 1,500,000 to its Chief Executive Officer, 750,000 to its Chief Financial Officer and 750,000 to its Chief Legal Officer. The options will expire on the ten-year anniversary of the grant date and will vest following the Company’s achievement of a total of $30 million of revenues over four consecutive quarters, as recorded under accepted accounting principles of the United States of America. The options have a strike price of $0.25 the amount was based on the price of the lowest investment amount offered to outside investors in 2021 and is higher than the closing price on the date they were granted.

On August 26, 2021, the Company issued 312,800 restricted shares of the Company’s common stock priced at $0.25, vesting immediately, in lieu of $78,200 of cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

On December 30, 2021, the Company issued a 10% Promissory Note due June 30, 2022 to the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. See Note 8.

During the year ended December 31, 2021, the Company accrued dividends on its Series X Preferred Stock in the total amount of $61,818. Of this amount, a total of $7,890 was payable to officers and directors, $30,827 was payable to a related party shareholder, and $23,101 was payable to non-related parties.

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

As of December 31, 2021, the shares of Series X Preferred Stock issued and outstanding is as follows:

	Type of
Name	Liability	# shares

Ronald Riewold, Director	Deferred Compensation	1,200
Larry Diamond, Director, and CEO	Deferred Compensation	2,000
James Crone, ex-Officer, and Director	Deferred Compensation	2,884
Louis Deluca, ex-Officer, and Director	Deferred Compensation	2,400
Irish Italian Retirement Fund	Consulting services, notes payable	12,503
Frank Lightmas	Legal fees	3,240
Total		24,227

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Trade accounts payable	3,933,305	824,405
Accrued payroll and payroll taxes	23,554	244,926
Other	19,205	-
Total accounts payable and accrued liabilities	3,976,064	1,069,331

Note 7 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company has an operating lease for its clinic with a remaining lease term of approximately 7.5 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the years ended December 31, 2021 and 2020 amounted to $351,854 and $10,642, respectively. The Company’s ROU asset amortization for the years ended December 31, 2021 and 2020 was $162,276 and $4,318, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

Right to use assets – operating leases are summarized below:

	December 31, 2021	December 31, 2020
Right to use assets, net	$3,886,866	$310,361

Operating lease liabilities are summarized below:

	December 31, 2021	December 31, 2020
Lease liability	$4,134,802	$321,004
Less: current portion	(161,838)	(8,905)
Lease liability, non-current	$3,972,964	$312,099

Maturity analysis under these lease agreements are as follows:

For the period ended December 31, 2022	$652,653
For the period ended December 31, 2023	888,152
For the period ended December 31, 2024	821,296
For the period ended December 31, 2025	841,600
For the period ended December 31, 2026	860,551
Thereafter	2,478,412
Total	$6,542,664
Less: Present value discount	(2,407,862)
Lease liability	$4,134,802

Note 8 – Debt

August 2014 Series C Convertible Debenture

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

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act ("CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the "Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

Howe Note

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note due June 30, 2022 (the “Note”), dated December 30, 2021, to the Michael C. Howe Living Trust (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Note is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $850,000 and was funded on December 30, 2021. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note.

Warrants. As further consideration for the Purchase Price payable hereunder, promptly following the Issue Date, the Borrower shall issue to the Lender two common stock purchase warrants, entitling the Lender to purchase (i) 2,100,000 shares of the Borrower’s common stock on substantially the same terms as the Series A warrant issued in connection with the Borrower’s Series D Convertible Preferred Stock, and (ii) 2,100,000 shares of the Borrower’s common stock on substantially the same terms as the Series B warrant issued in connection with the Borrower’s Series D Convertible Preferred Stock. one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and  one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share.  The Warrants had a fair value of $261,568 at the date of issuance, which was recorded as a discount to the Note.

These amounts are reflected in the table below:

Notes Payable Table 1:

	December 31, 2021	December 31, 2020
Notes Payable	$738,432	$1,196,366
PPP Loan	$460,406	$460,406
	$1,198,838	$1,656,772
Less: Discount	(150,000)	(756,795)
Notes payable - net of discount	$1,048,838	$899,977

Current Portion, net of discount	$1,048,838	$899,977
Long-term portion, net of discount	$-	$-

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

Derivative liability activity for the year ended December 31, 2021 was $0. Derivative liability activity for the years ended December 31, 2020 is summarized in the table below:

Conversion features issued	1,273,463
Settled upon conversion or exercise	(1,296,416)
Settled upon payment of note	(148,949)
Gain on revaluation	(508,839)
December 31, 2020	$807,682

Note 10 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 213,333,170 and 155,381,183 shares were issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

Common Stock Transactions During the Year Ended December 31, 2021

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

On February 1, 2021, the Company issued 6,672,000 shares of common stock in a private placement (the "2021 Private Placement”) at a price of $0.25 per share for cash proceeds of $1,668,000.

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

On August 17, 2021, accrued liabilities in the amount of $156,441 were converted to 625,764 shares of common stock. 479,464 shares were issued during December 2021 and the remaining 146,300 shares was not issued and recorded in common stock subscribed as of December 31, 2021. Among the 625,764 shares, 312,800 restricted shares of the Company’s common stock was issued to settled $78,200 cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

Between August 11, 2021 and September 2, 2021, the Company issued 4,000,001 shares of the Company common stock in connection with the conversion of Series C preferred stock issued in the first quarter.

Also, during the year ended December 31, 2021, the Company charged the amount of $13,032 to operations in connection with the vesting of stock granted to its officers, employees, and board members; the Company also charged the amount of $676,423 to operations in connection with the vesting of options granted to its officers, employees, and board members.

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

The Company charged the amount of $421,502 to operations in connection with the vesting of stock options granted to its officers, Board members, consultants, and employees.

On December 31, 2020, the Company issued 2,151,204 shares of common stock at a price of $0.0305 per share as payment of accrued dividends on the Series X Preferred Stock.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred and we have designated 27,324 shares as Series X Preferred Stock.

Series A Preferred Stock Transactions During the Year Ended December 31, 2021

During the year ended December 31, 2021, the Company accrued dividends in the amount of $1,000 on the Series A Preferred Stock. On March 11, 2021, the Company issued 600,000 shares of common stock to the four officers of The Good Clinic in exchange for the previously issued Series A Preferred Stock and accrued dividends. The Series A preferred stock was canceled and there are no Series A Preferred shares outstanding at December 31, 2021.

Series A Preferred Stock Transactions During the Year Ended December 31, 2020

On March 2, 2020, the Company issued 4,800 shares of its Series A Preferred Stock to four individuals with certain skills and know-how to assist the Company in the development of its newly-formed subsidiary The Good Clinic, LLC. The Company has valued these shares at $71,558 or approximately $14.91 per share based upon an analysis performed by an independent valuation consultant. During the year ended December 31, 2020, the Company accrued dividends in the amount of $9,967 on the Series A Preferred Stock. At December 31, 2020, dividend payable on the Series A Preferred Stock was $9,967. At December 31, 2020, if management determined to pay these dividends in shares of the Company’s common stock, this would result in the issuance of 755,076 shares of common stock based upon the average price of $0.0132 per share for the five-day period ended December 31, 2020. Subsequent to year end the Company cancelled these shares and instead issued a total of 600,000 shares of restricted common stock to the holders.

Series C Preferred Stock

On March 25, 2021, the Company entered into Securities Purchase Agreements with four institutional investors (the “Investors” and each an “Investor”) pursuant to which the Company sold to the Investors in a private placement an aggregate of 3,000,000 units (the “Units” and each a “Unit”) with a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. The aggregate gross proceeds to the Company were $3,000,000 and the number of shares of Common Stock initially issuable upon conversion of the Series C Preferred Stock is 12,600,000 shares of Common stock and the aggregate number of shares of Common Stock initially issuable upon exercise of the Warrants is 12,600,000 shares of Common Stock.

The Series C Preferred Stock has the following terms:

Ranking. The Series C Preferred Stock and the Series D Preferred, discussed below, ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Voting Rights. Holders of the Series C Preferred Stock have the right to vote on any matter presented to holders of our Common Stock for their action or consideration at any meeting of the stockholders (or by written consent of stockholders in lieu of meeting), each holder of our Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C preferred Stock held by such holder, as described below, are convertible as of the record date for determining stockholders entitled to vote on (or consent to) such matter, voting with the Common Stock as a single class.

Conversion. Each holder of our Series C Preferred Stock is entitled to convert their shares of Series C Preferred Stock, in whole or in part, at the Conversion Rate, which is determined by dividing the Conversion Amount (the Stated Value of $1.05, plus any accrued but unpaid dividends) by the Conversion Price ($0.25 per share). In addition, upon certain triggering events, the holders of our Series C Preferred Stock have the right to convert their Series C Preferred Stock at the lesser of the Conversion Price or 75% of the average VWAP for the five trading days prior to the date of the notice of conversion. The Conversion Price is subject to adjustment upon certain stock splits and recapitalization as well as upon the sale of Common Stock or Common Stock Equivalents. Each share of the Series C Preferred Stock is convertible at the option of the holder thereof, or automatically or upon the closing of an underwritten offering of at least $10 million of the Company’s securities or upon listing of the Company’s Common Stock on a national securities exchange.

Dividends. Each share of Series C Preferred Stock accrues dividends on a quarterly basis in arrears, at the rate of 6% per annum of the Stated Value ($1.05 per share plus any accrued but unpaid dividends) and is to be paid within 15 days after the end of each of our fiscal quarters. Each holder of the Series C Preferred Stock is entitled to receive dividends or distributions on each share of the Series C Preferred Stock on an as converted into Common Stock basis when and if dividends are declared on the Common Stock by our Board of Directors.

Liquidation Rights. The holders of our Series C Preferred stock are entitled to receive in cash out of our assets, whether from capital or from earnings available for distribution to our stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of capital stock that rank junior to the Series C Preferred Stock, but Pari passu with any shares of capital stock that have a parity ranking with the Series C Preferred stock (“Parity Stock”) then outstanding, an amount per share of Series C Preferred Stock equal to the greater of (A) the Conversion Amount on the date of such payment or (B) the amount per share such holder of the Series C Preferred Stock would receive if such holder converted their Series C Preferred Stock into Common Stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of the Series C Preferred Stock and holders of shares of Parity Stock, then each holder Series C Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C Preferred Stock and all holders of shares of Parity Stock. All such amounts shall be paid or set apart for payment before the payment or setting apart for payment of any amount for, or the distribution of any Liquidation Funds of the Corporation to the holders of shares of capital stock that may rank junior to that of the Series C Preferred Stock Junior Stock.

Rights and Preferences. The rights, preferences, and privileges of holders of our Series C Preferred Stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of Preferred Stock that we may designate and issue in the future that may rank senior to the Series C Preferred Stock.

Redemption Rights. Upon receipt of a conversion notice, we have the right (but not the obligation) to redeem all or part of the Series C Preferred Stock (which the applicable holder of the Series C Preferred Stock is seeking to convert) at a price per share equal to the product of 125% of the (1) Stated Value plus (2) the Additional Amount (the “Redemption Price”). If we decide to exercise the redemption right, within one trading day, we shall deliver written notice to such holder(s) of Series C Preferred Stock that the Series C Preferred Stock will be redeemed (the “Redemption Notice”) on the date that is three trading days following the date of the Redemption Notice (such date, the “Redemption Date”). On the Redemption Date, we shall redeem the shares of Series C Preferred Stock specified in such request by paying in cash therefor a sum per share equal to the Redemption Price. In no event shall a Redemption Notice be given if we may not lawfully redeem our capital stock. On or before the Redemption Date, the Redemption Price for such shares shall be paid by wire transfer of immediately available funds to an account designated in writing by the applicable holder.

Price Adjustments Protection. The conversion price is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting our shares of Common Stock. Other than for certain exempt issuances, in the event we issue or sell any securities, including options or convertible securities, or amend outstanding securities, at an effective price, with an exercise price or at a conversion price less than the Conversion Price, then the Conversion Price shall be reduced to such lower price.

Preemptive or Similar Rights Additionally, except for a public offering or certain exempt issuances of our securities, holders of the Series C Preferred Stock shall have the right to participate in any offering of our Common Stock or Common Stock Equivalents (as defined in the COD) in a transaction exempt from registration under the Securities Act in an amount equal to an aggregate of 30% of the financing on the same terms, conditions and price provided to investors in such an offering, such right shall expire on the 15 month anniversary of the issuance date of the Series C Preferred Stock. Further, until the earlier of 18 months from the issuance date of the Series C Preferred Stock and the date that there are less than 20% of the shares of Series C Preferred Stock outstanding, the Investors have most favored nations protection in the event we issue or sell Common Stock or Common Stock Equivalents that the Investors believe are more favorable than the terms and conditions under the Private Placement.

Fully Paid and Nonassessable. All our issued and outstanding shares of Series C Preferred Stock are fully paid and nonassessable.

Series C Preferred Stock Transactions During the Year Ended December 31, 2021

On March 25, 2021, the Company sold 3,000,000 shares of its Series C Preferred Stock along with (i) five-year warrants to purchase 6,300,000 shares of the Company’s common stock at a price of $0.50 per share, and (ii) five-year warrants to purchase 6,300,000 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $3,000,000.

On May 4 through May 26, 2021, 1,059,356 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,237,424 shares of common stock.

Between August 11,2021 through September 2, 2021, 1,000,000 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,000,001 shares of common stock.

During the year ended December 31, 2021, the Company accrued dividends on the Series C Preferred Stock in the amount of $87,059.

Series C Preferred Stock Transactions During the Year Ended December 31, 2020

None.

Series D Preferred Stock

On November 19, 2021, the Company closed a bridge financing round totaling $3,100,000 of Series D preferred stock sold to investors in a private placement. Each Series D Unit will had a purchase price of $1.00 per Unit, with each Unit consisting of (a) one share of a newly formed Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), (b) one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s Common Stock at a purchase price of $0.50 per whole share of Common Stock, and (c) one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share.

The Series D Preferred Stock has the following terms:

Ranking. The Series D Preferred Stock and the Series C Preferred Stock ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series D Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Voting Rights. Holders of the Series D Preferred Stock have the right to vote on any matter presented to holders of our Common Stock for their action or consideration at any meeting of the stockholders (or by written consent of stockholders in lieu of meeting), each holder of our Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder, as described below, are convertible as of the record date for determining stockholders entitled to vote on (or consent to) such matter, voting with the Common Stock as a single class.

Conversion. Each holder of our Series D Preferred Stock is entitled to convert their shares of Series D Preferred Stock, in whole or in part, at the Conversion Rate, which is determined by dividing the Conversion Amount (the Stated Value of $1.05, plus any accrued but unpaid dividends) by the Conversion Price ($0.25 per share). In addition, upon certain triggering events, the holders of our Series C Preferred Stock have the right to convert their Series D Preferred Stock at the lesser of the Conversion Price or 75% of the average VWAP for the five trading days prior to the date of the notice of conversion. The Conversion Price is subject to adjustment upon certain stock splits and recapitalization as well as upon the sale of Common Stock or Common Stock Equivalents. Each share of the Series D Preferred Stock is convertible at the option of the holder thereof, or automatically or upon the closing of an underwritten offering of at least $10 million of the Company’s securities or upon listing of the Company’s Common Stock on a national securities exchange.

Dividends. Each share of Series D Preferred Stock accrues dividends on a quarterly basis in arrears, at the rate of 6% per annum of the Stated Value ($1.05 per share plus any accrued but unpaid dividends) and is to be paid within 15 days after the end of each of our fiscal quarters. Each holder of the Series C Preferred Stock is entitled to receive dividends or distributions on each share of the Series D Preferred Stock on an as converted into Common Stock basis when and if dividends are declared on the Common Stock by our Board of Directors.

Liquidation Rights. The holders of our Series D Preferred stock are entitled to receive in cash out of our assets, whether from capital or from earnings available for distribution to our stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of capital stock that rank junior to the Series C Preferred Stock, but Pari passu with any shares of capital stock that have a parity ranking with the Series D Preferred stock (“Parity Stock”) then outstanding, an amount per share of Series D Preferred Stock equal to the greater of (A) the Conversion Amount on the date of such payment or (B) the amount per share such holder of the Series C Preferred Stock would receive if such holder converted their Series C Preferred Stock into Common Stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of the Series C Preferred Stock and holders of shares of Parity Stock, then each holder Series D Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series D Preferred Stock and all holders of shares of Parity Stock. All such amounts shall be paid or set apart for payment before the payment or setting apart for payment of any amount for, or the distribution of any Liquidation Funds of the Corporation to the holders of shares of capital stock that may rank junior to that of the Series C Preferred Stock Junior Stock.

Rights and Preferences. The rights, preferences, and privileges of holders of our Series D Preferred Stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of Preferred Stock that we may designate and issue in the future that may rank senior to the Series D Preferred Stock.

Redemption Rights. Upon receipt of a conversion notice, we have the right (but not the obligation) to redeem all or part of the Series D Preferred Stock (which the applicable holder of the Series D Preferred Stock is seeking to convert) at a price per share equal to the product of 125% of the (1) Stated Value plus (2) the Additional Amount (the “Redemption Price”). If we decide to exercise the redemption right, within one trading day, we shall deliver written notice to such holder(s) of Series D Preferred Stock that the Series D Preferred Stock will be redeemed (the “Redemption Notice”) on the date that is three trading days following the date of the Redemption Notice (such date, the “Redemption Date”). On the Redemption Date, we shall redeem the shares of Series D Preferred Stock specified in such request by paying in cash therefor a sum per share equal to the Redemption Price. In no event shall a Redemption Notice be given if we may not lawfully redeem our capital stock. On or before the Redemption Date, the Redemption Price for such shares shall be paid by wire transfer of immediately available funds to an account designated in writing by the applicable holder.

Price Adjustments Protection. The conversion price is subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting our shares of Common Stock. Other than for certain exempt issuances, in the event we issue or sell any securities, including options or convertible securities, or amend outstanding securities, at an effective price, with an exercise price or at a conversion price less than the Conversion Price, then the Conversion Price shall be reduced to such lower price.

Preemptive or Similar Rights Additionally, except for a public offering or certain exempt issuances of our securities, holders of the Series D Preferred Stock shall have the right to participate in any offering of our Common Stock or Common Stock Equivalents (as defined in the COD) in a transaction exempt from registration under the Securities Act in an amount equal to an aggregate of 30% of the financing on the same terms, conditions and price provided to investors in such an offering, such right shall expire on the 15 month anniversary of the issuance date of the Series D Preferred Stock. Further, until the earlier of 18 months from the issuance date of the Series D Preferred Stock and the date that there are less than 20% of the shares of Series D Preferred Stock outstanding, the Investors have most favored nations protection in the event we issue or sell Common Stock or Common Stock equivalents that the Investors believe are more favorable than the terms and conditions under the Private Placement.

Series D Preferred Stock Transactions During the Year Ended December 31, 2021

On October 18, 2021, the Company sold 2,050,000 shares of Series D Preferred Stock and (i) five-year warrants to acquire 4,252,500 shares of the Company’s common stock at a price of $0.50 per shares, and (ii) five-year warrants to acquire 4,252,500 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $1,874,450, net of costs in the amount of $125,500.

On November 10, 2021, the Company sold 1,075,000 shares of Series D Preferred Stock and (i) five-year warrants to acquire 2,257,500 shares of the Company’s common stock at a price of $0.50 per shares, and (ii) five-year warrants to acquire 2,257,500 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $999,250, net of costs in the amount of $75,750.

During the year ended December 31, 2021, the Company accrued dividends on the Series D Preferred Stock in the amount of $35,327.

Series D Preferred Stock Transactions During the Year Ended December 31, 2020

None.

Series X Preferred Stock

The Company has 24,227 and 26,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of December 31, 2021 and December 31, 2020, respectively. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Year Ended December 31, 2021

On June 23, 2021, 2,000 shares of Series X Preferred Stock were cancelled pursuant to a settlement agreement with an ex-officer. During the year ended December 31, 2021, the Company accrued dividends on the Series X Preferred Stock in the amount of $61,818.

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

Stock Options

The following table summarizes the options outstanding at December 31, 2021 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03- 0.39	18,746,211	9.10	$0.20	5,502,877	$0.11
	18,746,211	9.10	$0.20	5,502,877	$0.11

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at January 1, 2020	67,879	$0.03
Granted	14,886,000	0.03
Cancelled/Expired	(1,500,000)	0.03
Outstanding at December 31, 2020	13,453,879	$0.03
Granted	14,295,000	$0.26
Cancelled/Expired	(350,000)	$0.03
Exercised	(8,652,668)	0.03
Outstanding at December 31, 2021	18,746,211	$0.20
Options vested and exercisable	5,502,877	$0.11

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

At December 31, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $3,154,383.

The Company valued stock options during the years ended December 31, 2021 and 2020 using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2021	2020
Volatility	153.5% to 183.5%	149.4% to 209.6%
Dividends	$-	$-
Risk-free interest rates	0.820% to 1.69%	0.55% to 1.30%
Term (years)	5.00-6.5	5.00

Warrants

The following table summarizes the warrants outstanding at December 30, 2021 and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2019	1,800,000	$0.00858
Granted	6,582,382	$0.00858
Exercised	(8,382,382)	$0.0561
Outstanding at December 31, 2020	-	$-
Granted	29,820,000	$0.625
Exercised	-	$-
Outstanding at December 31, 2021	29,820,000	$0.625

Note 11 – Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $8.1 million, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consist of the following:

	2021	2020

Current	$-	$-
Deferred	-	-
Total	$-	$-

For the years ended December 31, 2021 and 2020, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2021		2020

Expected tax at statutory rates	$(2,351,000)	21%	$(617,000)	21%
Permanent Differences	692,000	6%	(42,000)	1%
State Income Tax, Net of Federal benefit	(612,000)	5%	-	0%
Current Year Change in Valuation Allowance	2,291,000	20%	659,000	22%
Prior Year True-Ups	(20,000)	0%	-	0%
Income tax expense	$-	0%	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2021, and 2020 significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended December 31,
	2021	2020
Deferred Tax Assets (Liabilities):
Accrued payroll	$22,000	$41,000
ASC842-ROU Asset	(1,117,000)	65,000
ASC842-ROU (Liability)	1,189,000	(67,000)
Gain from derivatives	(4,000)	(107,000)
Stock based compensation	398,000	119,000
Depreciation	(764,000)	(1,000)
Net operating loss	8,478,000	5,861,000
Net deferred tax assets (liabilities)	8,202,000	5,911,000
Valuation allowance	(8,202,000)	(5,911,000)
Net deferred tax assets (liabilities)	$-	$-

Note 12 – Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2021 and 2020.

December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$807,682	$807,682

Note 13 – Commitments and Contingencies

Legal

There is no pending or anticipated legal actions at this time except as noted below in “Other.”

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or "PPP", established as part of the Corona Virus Aid, Relief and Economic Security Act ("CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the "Note”) with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

As of December 31, 2021, based on communication with Bank of America, it is expected that approximately $25,000 of the PPP loan will be forgiven and we have received conditional approval to pay the loan off over sixty months.

Note 14 – Subsequent Events

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settles for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settles incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs is $294,912.56 and the conversion price is $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022.

The Company issued a 10% Promissory Note due August 14, 2022 (the “Note”), dated February 14, 2022, to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares.

The Company issued a 10% Promissory Note due June 18, 2022 (the “Diamond Note”), dated March 18, 2022, to Lawrence Diamond (the “Lender”), which was subsequently amended. Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note is $235,294.00, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022, (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 200,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock.

On March 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 720,000 shares ($180,000) if the Company repays the Note on or prior its maturity, (ii) a promissory note in the aggregate principal amount of $750,000 (the “Note”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Warrants”). The Note and Warrants were issued on March 17, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $430,000, the Note was issued in a principal amount of $750,000 for a purchase price of $675,000, resulting in an original issue discount of $75,000; and the Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $616,250.00, due to a reduction in the $675,000 purchase price as a result of broker, legal, and transaction fees.

As previously disclosed on the Company’s form 8-K filed on March 26, 2021 and October 22, 2021, the Company issued the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the investors named therein (the “Series C Investors” and “Series D Investors”). The Company obtained consents and waivers (the “Consents”) from the Series D and Series D Investors to allow the Company to enter into the Purchase Agreement. The Company issued 411,000 shares of Common Stock to the Series C Investors 1,271,000 shares of Common Stock to the Series D Investors in connection with obtaining the Consents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report, the Board has determined these were deemed not effective and has undertaken to address the shortcomings by:

a. adding additional and more qualified staff;

b. asking for specific direction from the company’s accountants and auditors;

c. reviewing structure and procedures implemented by similarly situated publicly held companies; and

d. changes in process prior to any further acquisition or financing activity.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2021 were (i) lack of segregation of duties, and (ii) lack of sufficient resources with SEC, accepted accounting principles (GAAP), especially with regards to equity-based transactions and tax accounting expertise.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021. This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of the date of this prospectus:

Name	Age	Board of Directors	Appointed
Lawrence Diamond	58	Director	10/07/2019
Thomas Brodmerkel	63	Chairman of the Board of Directors	12/31/2019
Dr. H. Faraz Naqvi	55	Director	07/13/2020
Juan Carlos Iturregui Esq	56	Director	07/31/2020
Shelia Schweitzer	73	Director	06/01/2021

Name	Age	Executive Officers	Appointed
Lawrence Diamond	58	Chief Executive Officer	11/01/2019
Phillip J. Keller	55	Chief Financial Officer	03/17/2021
Ingrid Jenny Lindstrom	48	Chief Legal Officer	04/12/2021

Lawrence Diamond

Mr. Diamond has served as our Chief Executive Officer since November 2019 and Director since October 2019. Mr. Diamond also served as our Interim Chief Financial Officer from November 2019 until March 17, 2021. He has also served as the Chief Executive Officer and Principal of Diamond Consulting, a consulting firm focused on enhancing the performance for healthcare businesses. Prior to that, from June 2018 to May 2019, he served as the chief executive officer of Intelligere Inc., a supplier of interpretation and translation for 73 languages to healthcare providers. From October 2014 to September 2017, Mr. Diamond served as the Executive Vice President and the Chief Operating Officer of PointRight, Inc. (“PointRight”), a leading healthcare analytics firm specializing in long-term and post-acute care using predictive analytics for skilled nursing, home health, Medicare & Medicaid payers, hospitals, and ACOs. Additionally, Mr. Diamond served as the Vice President of Insignia Health from January 2013 to October 2014, where he grew their business internationally and domestically providing population health engagement via their validated program (Patient Activation Measure, PAM) and SaaS-based population health-coaching. He also led strategic planning and telehealth sales at American Telecare from 2004 to 2012, an innovator of telemedicine enabled clinical services and medical devices that improve cost and quality. He also served as Vice President of Ubiquio Corporation, Inc. from 2000 to 2003, an innovator in mobile technology and services which was acquired by Mobile Planet, after an eight-year stint at UnitedHealth Group, where he also served as Vice President, driving their Medicare Advantage, pharmacy products, health plan operations, and mergers and acquisitions. He began his career at Merrill Lynch in private client banking in 1985 and earned his M.B.A. at the University of Minnesota, and his B.S., Business Administration, at the University of Richmond.

Mr. Diamond brings to the Board significant strategic, business, and financial experience specifically applicable to healthcare and telehealth companies. Mr. Diamond has a broad understanding of the financial markets, financial statements as well as accepted accounting principles. Through his services as our Chief Executive Officer and Interim Chief Financial Officer, he developed extensive knowledge of our business and the challenges that we face.

Thomas Brodmerkel

Mr. Brodmerkel has served as a Chair of the Board since April 2020. He also currently serves on the board of directors of Xact Laboratories, LLC, a healthcare technology company; as the Chief Executive Officer and Chair of Wave Health Technologies LLC., a healthcare technology company focused on computer assisted coding and medical record analysis, since January 2017; and as the Executive Vice President and Chief Operating Officer of Medical Card System, Inc. since April 2013. Mr. Brodmerkel has also served as the Vice Chairman of the Board of CareSource since September 2018, a not for profit $10 billion health plan primarily focused on serving patients under Medicaid, and as the President and Chief Executive officer of KMA Holdings LLC, an investment and consulting firm in the health care industry, since January 2009. Additionally, Mr. Brodmerkel has served on the board of PointRight since May 2014. Previously, Mr. Brodmerkel served on the board of directors of Pulse8 Inc. from September 2015 through January 2017 and Peak Risk Adjustment Solutions from October 2015 through December 2016. He also served as Executive Vice President of Matrix Medical Network, Inc. (“Matrix”) from January 2009 through November 2012. While at Matrix, a company based in Scottsdale, AZ, he was responsible for Corporate and Business Development, Client Services, Sales, and Marketing. Matrix was sold to a private equity group in April 2012. From May 2007 through December 2008, Mr. Brodmerkel served as President, Medicare Programs for the Bethesda, Maryland based Coventry Healthcare, Inc. As President, he was fully responsible for profit and loss for the over $2 Billion Medicare Programs division. Products included Medicare Advantage Part C, Prescription Drugs Part D, Private-Fee-For-Service, Special Needs Plans, and Medicare Medical Savings Accounts. Mr. Brodmerkel also served as President, United Health Advisors, SVP, Ovations, Senior Retiree Services at UnitedHealth Group Incorporated, where he was responsible for over $1.5 billion of sales, marketing, and business development for products targeted to individuals aged 50 and older, from 2004 to 2006. These products include Medicare Advantage, Medicare Supplements, Medicare Pharmacy-Part D, and Special Needs Plans for individuals and groups.

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

Mr. Brodmerkel’s military service includes five years in the United States Navy (1980–1985) as a Supply Officer based in San Diego, CA, Panama Canal, Panama, and in Charleston, South Carolina. Mr. Brodmerkel graduated from the United States Naval Academy, Annapolis, Maryland with a Bachelor of Science in 1982.

Mr. Brodmerkel was appointed to the board due to his extensive experience, leadership and managerial expertise in healthcare, healthcare technology, insurance, and healthcare consulting companies.

Dr. H. Faraz Naqvi

Dr. Naqvi has served as a director on the Board since July 2020. He has also served as the Co-founder and Chief Executive Officer of Crossover Capital Partners LLC since 2015, whose mission is to invest in healthcare companies. He also joined the Board of Directors of UCHealth, a not-for-profit healthcare system based in Colorado. Since 2016 he has served as a member of the Board for the Health District of Northern Larimer County, Colorado, and in 2012 he co-founded Remote Health Access, whose mission is elderly care and telemedicine. Dr. Naqvi has also served as the Medical Director or Miramont Lifestyle Fitness since 2012.

In May 2016, Dr. Naqvi founded Front Range Geriatric Medicine, a medical practice firm, and operated that practice from 2016 through 2019. Previously, Dr. Naqvi was founder of Avicenna Capital Limited, a healthcare investment firm and an affiliate of Brevan Howard Asset Management LLP in London, UK, from 2007 through 2009. Prior to founding Avicenna, Dr. Naqvi was a Managing Director at Pequot Capital Management, Inc. from 2001 until 2007, where he served as the manager of their $1.3 billion healthcare fund, about $1 billion of the firm’s healthcare allocation, and a $250 million emerging markets healthcare fund. From 1991 until 2001, Faraz managed $4 billion in healthcare funds at Allianz Global Investors/Dresdner RCM capital. He also served as an analyst with Bank of America/Montgomery Securities from 1997 to 1998. He began his finance career as a healthcare consultant with McKinsey & Company from 1995 until 1997.

Dr. Naqvi is a Boettcher Scholar graduate of Colorado College (1986), studied economics at Trinity College, Cambridge University (1989) where he was a Marshall Scholar, received his M.D. from Harvard Medical School/M.I.T. (1993), where he performed angiogenesis research with Drs. Judah Folkman, Robert Langer, and Marsha Moses. Faraz is board certified in internal medicine and geriatrics and licensed in California, New York, and Colorado.

Dr. Naqvi was appointed to the Board due to his experience as a physician, strategic business consultant, an investment portfolio manager and as a leader of multiple healthcare related companies.

Juan Carlos Iturregui, Esq.

Mr. Iturregui has served as a director of our Board since July 31, 2020. He is engaged in several businesses including in 2005, he founded Milan Americas, LLC (“Milan Americas”), in Washington D.C., a business consultancy practice specializing in commercial, regulatory and project development engagements with a focus on infrastructure and renewable energy projects in Latin America, the Caribbean and Hispanic markets and currently serves as a Managing Director. He has also had a focus on healthcare where he played a key role as an advisor in the expansion of a major US regional healthcare provider into a new marketplace. He also co-developed and co-owned the largest solar farm in the Caribbean Basin (27MW) in 2015.

From 2019 until June 2020 Mr. Iturregui was a Partner and a Member of Nelson Mullins’ Government Relations and Infrastructure & Energy practices in its Washington, D.C. office. Nelson Mullins is an AM Law 100 firm with 122 years of operations and with significant presence in Washington, D.C., and offices in 25 cities across the U.S. Additionally, in 2015, then U.S. President Barack Obama nominated Mr. Iturregui as a board member to the Inter-American Foundation to serve a six-year term which ended in 2020. He also currently serves as a board member and Vice Chair of the American Red Cross, National Campaign Region, and has been in that role since 2013.

From 2007 to 2018, Mr. Iturregui was a Senior Advisor and Counsel to the Global Chairman at Dentons, LLP, based in Washington, D.C., a global law firm with significant presence in Washington, D.C., and offices in 85 cities across 58 countries. He collaborated with the international team and leadership on expanding practices and services and advised on issues/structures related to the global combination (merger) with SNR Denton in 2010.

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

Mr. Iturregui was appointed to the Board due to his international healthcare experience and his legal background.

Sheila Schweitzer

Ms. Schweitzer has served as a director of our Board since June 1, 2021. Ms. Schweitzer founded Blue Ox Healthcare Partners in 2009, a private equity firm investing growth capital in commercial-stage healthcare companies. Blue Ox has demonstrated a long and substantial track record of accomplishments and has led over $100 million of equity investments, including $40 million invested directly by Blue Ox. Since 2012 she was CEO and Senior Advisor for PatientMatters, Inc. a healthcare Revenue Cycle Management (RCM) solutions provider. PatientMatters unifies disparate registration, bill estimation, and financial services with intelligent workflows and eligibility services, improving revenue realization for hospitals. PatientMatters was recently acquired by Firstsource Solutions Limited (NSE: FSL, BSE:532809), a global provider of Business Process Management (BPM) services and a RP-Sanjiv Goenka Group company (www.firstsource.com). She was Senior Vice President from 2009 through 2011 for OptumInsight, a part of United Healthcare Group, which provides data, analytics, research, consulting, technology and managed services solutions to hospitals, physicians, health plans, governments, and life sciences companies. From 2003 through 2009 she was CEO for CareMedic Systems, an industry leader in proactive financial management for hospitals and providers and delivers the most comprehensive suite of revenue cycle management solutions available. She was COO for MedUnite from 2001 through 2003, a provider of electronic healthcare transaction processing services. The company facilitates the exchange of medical claim and clinical information among doctors, hospitals, medical laboratories, and insurance payers. She had leadership positions in other healthcare technology companies since graduating from Western Kentucky University.

Ms. Schweitzer was appointed to the Board due to her experience in the healthcare and investment industries, including as an investor in numerous healthcare related companies.

Phillip J. Keller

Mr. Keller has served as our Chief Financial Officer since March 17, 2021. From June 24, 2017 until joining us, Mr. Keller was the Chief Financial Officer, Secretary and Treasurer of First Choice Health Care Solutions, Inc. since July 2017, a $50 million integrated care platform of non-physician owned orthopedic and spinal care medical centers. He has also served as a member of the board of directors of CryoPoint, LLC, a leader in biorepository services and cryopreservation since April 2012, and as a member of the board of directors of Your Community Bank from May 2013 through December 2017. From November 2015 through July 2017, he was employed by Solution Management Corp, a specialty advisory firm focused on providing financial and operational consulting, as Managing Director. Additionally, from August 2014 through November 2015 he served as the Chief Financial Officer and Senior Vice President of Finance at RehabCare Inc., a $1.5 billion provider of physical, occupational, and speech-language rehabilitation services to hospitals, skilled nursing facilities and home care settings in 47 states. From September 2011 through June 2013, he was Senior Vice President of Finance at PharMerica, Inc. (NYSE: PMC), a $1.8 billion institutional pharmacy, servicing skilled nursing and assisted living facilities, hospitals, and other long-term alternative care facilities. He also served as the Senior Vice President and Chief Accounting Officer of BioScrip, Inc. (NASDAQ: BIOS), a $1.6 billion specialty pharmaceuticals and homecare company providing comprehensive cost-effective solutions to patients, insurance payers and drug manufacturers, from February 2007 through April 2011. From 2000 through 2007 he served as Vice President of Finance, Chief Financial Officer, and Treasurer for DMI Furniture Inc. (NASDAQ: DMIF) a $150 million vertically integrated manufacturer, importer and designer of commercial office and residential furniture sold through mass-market retails, wholesalers, and independent retailers. Mr. Keller received his Bachelor of Science in Accountancy from Loyola University of Chicago and is a Certified Public Accountant and Chartered Global Management Accountant.

Jenny Lindstrom

Ms. Lindstrom has served as our Chief Legal Officer since April 12, 2021. Prior to joining us Ms. Lindstrom, served in various roles and positions at Radisson Hospitality, Inc. and its subsidiaries and affiliates (“Radisson”), one of the world’s largest international hotel groups, since 2010. Most recently, since 2017, Ms. Lindstrom served as the Executive Vice President and General Counsel for Radisson Hospitality, Inc. From 2015 to 2017, Ms. Lindstrom served as the Executive Vice President and General Counsel for Radisson Hospitality, AB, a European publicly listed subsidiary of Radisson Hospitality, Inc. Prior to joining Radisson, Ms. Lindstrom was an attorney at Dorsey & Whitney, a national law firm based in Minneapolis, for six years. Her practice included: Commercial and Corporate Litigation, Internal Investigations, and Regulatory Affairs and Tax Litigation. Ms. Lindstrom holds a Juris Doctor degree from the University of Minnesota Law School, Minneapolis, Minnesota (Juris Doctor, cum laude, 2004), and holds a Master of Laws, with dissertation from Uppsala University, Uppsala, Sweden, 2001.

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

Composition of our Board of Directors

Our board of directors currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal.

Director Independence

Except for Mr. Diamond, our Board determined that all our present directors are independent, in accordance with standards under the Nasdaq Listing Rules. Our Board determined that, Lawrence Diamond under the Nasdaq Listing Rules, is not an independent director as a result of being an executive officer to the Company.

Our Board has determined that Mr. Brodmerkel, Dr. Naqvi, and Ms. Schweitzer, are independent under the Nasdaq Listing Rules’ independence standards for audit committee members. Our Board has also determined that Mr. Iturregui, Dr. Naqvi, and Ms. Schweitzer, are independent under the Nasdaq Listing Rules independence standards for compensation committee members and Mr. Brodmerkel, and Mr. Iturregui are independent under the Nasdaq Listing Rules independence standards for nominating and governance committee members.

Board of Directors Leadership Structure

As a general policy, our board of directors believes that separation of the positions of Chairperson and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors. As such, Mr. Diamond serves as our President and Chief Executive Officer and Mr. Brodmerkel serves as the Chairman of the Board.

Board of Directors Committees

The board of directors has established three standing committees of the board consisting of an audit committee, a compensation committee and a corporate nominating and governance committee, each of which will have the composition and the responsibilities described below.

Audit Committee

Our audit committee is comprised of Mr. Brodmerkel, Dr. Naqvi, and Ms. Schweitzer. Dr. Naqvi is the chair of our audit committee, and is our audit committee financial expert, as that term is defined under the applicable SEC rules, and possesses financial sophistication, as defined under the rules of Nasdaq. All the members of our audit committee are independent, as that term is defined under the rules of Nasdaq. Our audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our board of directors in monitoring our financial systems, and overseeing legal, healthcare, and regulatory compliance. Our audit committee also:

•	selects and hires the independent registered public accounting firm to audit our financial statements;

•	helps to ensure the independence and performance of the independent registered public accounting firm;

•	approves audit and non-audit services and fees;

•

reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	prepares the audit committee report that the SEC requires to be included in our annual proxy statement;

•	reviews reports and communications from the independent registered public accounting firm;

•	reviews the adequacy and effectiveness of our internal controls and procedure;

•	reviews our policies on risk assessment and risk management;

•	reviews related party transactions; and

•

establishes and oversees procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Compensation Committee

Our compensation committee is comprised of Mr. Iturregui, Dr. Naqvi, and Ms. Schweitzer. Ms. Schweitzer is the chair of our compensation committee. All the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

•	oversees our overall compensation policies, plans and benefit programs;

•	reviews and recommends to our board of directors for approval compensation for our executive officers and directors;

•

prepares the compensation committee report that the SEC would require to be included in our annual proxy statement if we were no longer deemed to be an emerging growth company or a smaller reporting company; and

•	administers our equity compensation plans.

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Mr. Brodmerkel, and Mr. Iturregui. Mr. Iturregui is the chair of our nominating and governance committee. All members are independent, as that term is defined under the rules of Nasdaq. Our nominating and governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the nominating and governance committee:

•	identifies, evaluates, and makes recommendations to our board of directors regarding nominees for election to our board of directors and its committees;

•	considers and makes recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	advises the board of directors and makes recommendations regarding appropriate corporate governance practices and assists the board of director in implementing those practices;

•	directs all matters relating to the succession planning of our Chief Executive Officer;

•	evaluates the performance of our board of directors and of individual directors.

•	makes a recommendation to the board of directors concerning the selection and designation of a "Lead Director" to preside over the meetings of the independent directors in executive session;

•	reviews the board of directors’ policy regarding the structure of the offices of Chairman of the Board and Chief Executive Officer; and

•	reviews and recommends to the board of directors proposed changes to our Certificate of Incorporation and bylaws.

Our corporate governance and nominating committee operate under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

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

Based solely on the written representation of our executive officers and directors and copies of the reports they have filed with the Commission, the following transactions were filed late in the fiscal years ended December 31, 2021 and 2020:

●	Mr. Juan Carlos Iturregui filed one Form 4 late with respect to one transaction;

●	Mr. Thomas Brodmerkel filed one Form 4 late with respect to one transaction;

●	Dr. H. Faraz Naqvi filed one Form 4 late with respect to one transaction;

●	Ms. Sheila Schweitzer filed one Form 3 late with respect to three transactions and one Form 4 late with respect to her initial appointment to the board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers, and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2021 and 2020.

Summary Compensation Table

									Nonqualified
								Non-Equity	Deferred	All
					Stock	Options		Incentive Plan	Compensation	Other
Name and Principal	Year		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation		Total
Position			($)	($)	($)	($)		($)	($)	($)		($)
Lawrence Diamond	2021		264,180	-	-	263,422		-	-	78,200	(f)	605,802
	2020	(a) (b)	130,000	-	-	83,387	(c)	-	-	-		213,387

Phillip Keller	2021		207,847	-	-	430,030	(g)	-	-	-		637,877

Jenny Lindstrom	2021		186,689	-	-	428,921	(g)	-	-	-		615,610

Julie R. Smith	2020	(d)	79,700	-	-	-		-	-	51,500	(e)	131,200

(a)	Does not included compensation as a Director
(b)	Does not include $120,000 of salary accrued but not paid during the year
(c)	Consist of the fair value of 2,500,000 stock options which were granted and vested during the year
(d)	Resigned effective July 1, 2020 which was settled in June of 2021
(e)	Consists of an overpayment as part of final payroll settlement
(f)	Consists of the fair value of the fair value of 312,800 shares that were issued in lieu of monies owed Mr. Diamond
(g)	Consists of the fair value of 1,750,000 stock options which were granted

Executive Employment, Termination and Change of Control Arrangements

We have the following employment agreements with our executive officer:

Lawrence Diamond, Chief Executive Officer, and Director

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

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution, or other deferred compensation plans to our executive officers.

Outstanding Equity Awards at December 31, 2021

The following table shows for the fiscal year ended December 31, 2021, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

			Securities	Securities
			Underlying	Underlying
			Unexercised	Unexercised	Options
Name and Principal			Options (#)	Options (#)	Exercise	Option
Position	Grant Date		Exercisable	Unexercisable	Price ($)	Expiry Date
Lawrence Diamond	July 21, 2021		-	1,500,000	$0.25	July 21, 2031

Phillip Keller	March 17, 2021		250,000	750,000	$0.31	March 17, 2031
	July 21, 2021		-	750,000	$0.25	July 21, 2031

Jenny Lindstrom	April 12, 2021		250,000	750,000	$0.31	March 17, 2031
	July 21, 2021		-	750,000	$0.25	July 21, 2031

Julie R. Smith	February 27, 2020	(a)	-	-	-	-

(a)	On February 7, 2020, Ms. Julie R. Smith was granted options to purchase an aggregate of 1.5 million shares of common stock all of which have been forfeited pursuant to the terms of Ms. Smith’s option awards, upon her resignation effective July 1, 2020.

Director Compensation

The following table sets forth, for the year ended December 31, 2021, information relating to the compensation of each director who served on our Board of Directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

		Fees				Nonqualified
		Earned or			Non-Equity	Deferred	All
		Paid in	Stock	Options	Incentive Plan	Compensation	Other
Name and Principal		Cash ($)	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)
Thomas Brodmerkel		30,000	-	52,430	-	-	-	82,430
Dr. H. Faraz Naqvi		30,000	-	41,944	-	-	-	71,944
Juan Carlos Iturregui		30,000	-	38,798	-	-	-	68,798
Sheila Schweitzer	(a)	17,500	-	255,205	-	-	-	272,705
Ron Riewold	(b)	12,500	-	-	-	-	-	12,500

(a)	Ms. Sheila Schweitzer was appointed to the Board of Directors on June 1, 2021.
(b)	Mr. Ron Riewold resigned from the Board of Directors effective June 1, 2021.

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

		Number of
		Outstanding Options
Name and Principal		As of
Position		December 31, 2021
Thomas Brodmerkel		1,350,000
Dr. H. Faraz Naqvi		200,000
Juan Carlos Iturregui		185,000
Sheila Schweitzer	(a)	1,035,000
Ron Riewold	(b)	683,332

(a)	Ms. Sheila Schweitzer was appointed to the Board of Directors on June 1, 2021.
(b)	Mr. Ron Riewold resigned from the Board of Directors effective June 1, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 7, 2022, regarding the beneficial ownership of our Common Stock, Series C Preferred Stock and Series X Preferred Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At February 7, 2022, we had 213,333,170 shares of Common Stock issued and outstanding,1,940,644 shares of Series C Preferred Stock issued and outstanding having an aggregate of 12,600,000 votes, and 24,227 shares of Series X Preferred Stock issued and outstanding, having an aggregate of 484,540,000 votes. Unless otherwise indicated, the address of each of the stockholders listed is 1660 Highway 100 South, Suite 432, Saint Louis Park, Minnesota 55416. Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the Record Date and shares of Common Stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock Beneficially Owned	Number of Shares of Series X Preferred Stock	Percentage of Series X Preferred Stock	Number of Shares of Series C Preferred Stock	Percent of Series C Preferred Stock	Number of Shares of Series D Preferred Stock	Percent of Series D Preferred Stock
Directors and Officers
Ronald Riewold (Director)(1)	2,198,431	1%	1,200	5%
Tom Brodmerkel (Director)(2)	1,325,000	*	-	--
Larry Diamond (Director, Officer)(3)	8,029,271	3%	2,000	8%
Juan Carlos Iturregui (Director)(4)	1,310,000	*	12,503	52%
Phillip Keller (6)	1,770,000	1%	-	--
Jenny Lindstrom (6),(9)	2,210,000	1%	-	--			25,000	1%
Faraz Naqvi (Director)(2)	1,325,000	*	--	--
Julie R. Smith**	802,000	*	--	--
Sheila Schweitzer (6)	1,035,000	*	-	--
Current Executive Officers and Directors as a group (8 Persons)	20,004,702	7%	15,703	65%			25,000	1%

5% or more shareholders
James Crone	--	--	2,884	12%
Louis DeLuca	--	--	2,400	10%
Anglo Irish Management LLC (5)	1,025,514	*	12,503	52%
Frank Lightmas	--	--	3,204	13%
Cavalry Fund I, LLP(7)	14,700,000	6%			1,000,000	100%	750,000	24%
Mercer Street Global Opportunity Fund (8)	6,300,000	2%					750,000	24%

(1)	Consists of 2,198,431 shares of common stock and options to purchase an additional 683,332 shares of common stock.

(2)	Consists of options to purchase 1,325,000 shares of common stock.

(3)	Consists of 6,508,271 shares of common stock and options to purchase an additional 1,500,000 shares of common stock.

(4)	Consists of 1,100,000 shares of common stock and options to purchase and options to purchase an additional 185,000 shares owned directly by Mr. Iturregui.

(5)

Based solely on a Schedule 13D filed by Anglo Irish Management LLC (“Anglo”), Anglo received 1,025,514 shares of common stock as interest earned on shares of the Series X Preferred Stock and owns 12,503 shares of Series X Preferred. Daniel Hollis is the Manager of Anglo-Irish Management LLC, and its business address is 9057A Selborne Lane, Chatt Hills, GA 30268.

(6)	Consists of option to purchase common shares.

(7)

Cavalry Fund I LP owns 1,000,000 shares of Series C Preferred Stock. Includes 4,200,000 shares of common stock issuable upon conversion of the Series C Preferred Stock and 2,100,000 shares of common stock issuable exercise of the Series A Warrants and 2,100,000 shares of common stock issuable upon exercise of Series B Warrants, without giving effect to the blocker described in the next sentence. The fund also owns 750,000 shares of Series D Preferred Stock. Includes 6,300,000 shares of common stock issuable upon conversion of the Series D Preferred Stock and 3,150,000 shares of common stock issuable exercise of the Series A Warrants and 3,150,000 shares of common stock issuable upon exercise of Series B Warrants, without giving effect to the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company. Thomas P. Walsh is the manager of Cavalry Fund I LP and its principal business address is 82 E, Allendale Rd., Suite 5B, Saddle River, NJ 07458.

(8)

Mercer Street Global Opportunity Fund Includes 6,300,000 shares of common stock issuable upon conversion of 750,000 shares of Series D Preferred Stock and 3,150,000 shares of common stock issuable exercise of the Series A Warrants and 3,150,000 shares of common stock issuable upon exercise of Series B Warrants, without giving effect to the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company. Jonathan Juchno is the Chair of the Investment Committee of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 107 Grand Street, 7th Floor, New York, New York 10013.

(9)

Ms. Lindstrom the Companies Chief Legal Officer includes 210,000 shares of common stock issuable upon conversion of 25,000 shares of Series D Preferred Stock and 105,000 shares of common stock issuable exercise of the Series A Warrants and 105,000 shares of common stock issuable upon exercise of Series B Warrants, without giving effect to the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company

Equity Compensation Plan Information

On December 31, 2020, the Compensation Committee of the Board approved the Mitesco Inc. 2021 Omnibus Securities and Incentive Plan, or the “2021 Plan”. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards, collectively, the “stock awards.” Stock awards may be granted under the 2021 Plan to our employees, directors, and consultants. Up to 25,000,000 shares of stock awards have been approved for issuance under the 2021 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	4,451,211	$0.03
Equity compensation plans approved by security holders	14,295,000	$0.51	30,000,000
Total	18,746,211	$0.50	30,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a summary of transactions since January 1, 2020 and all currently proposed transactions, to which we have been a participant, in which:

•	the amounts exceeded or will exceed $120,000; and

•

any of the directors, executive officers, or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than as set forth under “Item 11—Executive Compensation”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and 2020 by RBSM, LLP, the Company’s current principal accountant.

	2021	2020
Audit fees	$67,500	$42,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$67,500	$42,000

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

Audit-Related Fees ‒ This category consists of assurance and related services by the independent registered public accounting firm that are related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees ‒ This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees ‒ This category consists of fees for other miscellaneous items.

In accordance with existing requirements of the Sarbanes-Oxley Act, the Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board of Directors approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next Board meeting. This includes audit services, audit-related services, tax services and other services. All of the fees listed above have been approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included in this Annual Report on Form 10‑K for the fiscal years ended December 31, 2021 and 2020:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2021 and 2020

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

Unless otherwise indicated, each of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company under File No. 000-53601.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated December 9, 2015.	8-K	3.1	12/15/2015

3.5	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.6	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.7	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.8	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.9	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015 Certificate of Amendment.	10-Q	3.8	11/13/2020

3.10	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020.	10-Q	3.9	11/13/2020

4.1*	Trunity Holdings, Inc. 2012 Employee, Director, and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

4.2	Convertible Promissory Note issued by True Nature Holding, Inc. on November 26, 2018 to Auctus Fund, LLC.	8-K	4.2	1/14/2019

4.3	Convertible Promissory Note issued by True Nature Holding, Inc. on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	4.3	1/14/2019

4.4	Convertible Promissory Note issued by True Nature Holding, Inc. on January 2, 2019 to Power Up Lending Group Ltd.	8-K	4.4	1/14/2019

4.5*	Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan (File No. 333-252293)	S-8	4.1	01/21/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				X

10.1	Agreement and Plan of Merger, dated as of January 24, 2011 by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc.	8-K	10.5	1/31/2012

10.2	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc.	8-K	10.3	1/31/2012

10.3	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc.	8-K	10.4	1/31/2012

10.4	Investment Project Contract dated as of March 18, 2013, among Trunity, Inc., InnSoluTech LLP and Educom Ltd.	10-K	10.5	4/16/2013

10.5	Trunity Holdings, Inc. 2012 Employee, Director, and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

10.6	License Agreement dated as of March 20, 2013, between Trunity, Inc. and Educom Ltd.	10-K	10.7	4/16/2013

10.7	Share Purchase Agreement dated as of March 20, 2013, between Trunity, Inc. and InnSoluTech LLP.	10-K	10.6	4/16/2013

10.8	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of April 17, 2013 by and between Pan-African Investment Company and Trunity Holdings, Inc.	10-K	10.13	4/15/2014

10.9	Subscription Agreement dated May 28, 2013 between Trunity Holdings, Inc., and Pan African Investment Company.	10-K	10.9	4/15/2014

10.10*	Form of Indemnification Agreement between Trunity Holdings, Inc., and its Directors.	10-K	10.8	4/16/2013

10.11	Indemnification Agreement dated May 30, 2013 between Trunity Holdings, Inc., and Dana M. Reed.	10-K	10.12	4/15/2014

10.12	Voting Agreement dated May 30, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	10-K	10.11	4/15/2014

10.13	Investors Rights Agreement dated May 30, 2013 between Trunity Holdings, Inc., and Pan African Investment Company.	10-K	10.10	4/15/2014

10.14	Voting Agreement dated June 5, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC. (File No. 005-86722)	13D	C	7/25/2013

10.15	Investors Rights Agreement dated June 5, 2013 between Trunity Holdings, Inc., and Pan African Investment Company.	13D	D	7/25/2013

10.16	Non-Qualified Stock Option Agreement dated as of December 23, 2013 by and between Arol Buntzman and Trunity Holdings, Inc.	10-K	10.14	4/15/2014

10.17	Securities Purchase Agreement dated as of November 5, 2014 by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P.	10-Q	10.15	11/25/2014

10.18	Consulting Agreement dated as of December 1, 2015 by and between Trunity Holdings, Inc., and Stephen Keaveney.	8-K	10.2	12/15/2015

10.19	Securities Exchange Agreement dated as of December 9, 2015 by and among Trunity Holdings, Inc., and the Members of Newco4Pharmacy, LLC.	8-K	10.1	12/15/2015

10.20	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.	8-K	10.1	1/06/2016

10.21	Asset Purchase Agreement, dated September 30, 2016, by and among True Nature Holding, Inc., P3 Compounding Of Georgia, LLC, and ICP Holdings, LLC	8-K	10.1	10/05/2016

10.22	Consulting Agreement, dated June 8, 2017, by and between True Nature Holding, Inc. and Resources Unlimited NW LLC.	8-K	10.1	6/15/2017

10.23	Note Payable by True Nature Holding, Inc. to Stephen Keaveney, dated July 10, 2017.	10-Q	10.1	8/18/2017

10.24	Convertible Promissory Note issued by True Nature Holding, Inc. on July 5, 2018 to Power Up Lending Group Ltd.	8-K	4.1	7/13/2018

10.25	Securities Purchase Agreement, dated July 5, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	4.2	7/13/2018

10.26	Equity Financing Agreement, August 9, 2018, between True Nature Holding, Inc. and GHS Investments, LLC.	8-K	10.1	8/16/2018

10.27	Registration Rights Agreement, dated August 9, 2018 between True Nature Holding, Inc. and GHS Investments, LLC	8-K	10.2	8/16/2018

10.28	Convertible Promissory Note issued by True Nature Holding, Inc. on September 18, 2018 to Power Up Lending Group Ltd.	8-K	4.1	9/28/2018

10.29	Securities Purchase Agreement, dated September 18, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	9/28/2018

10.30	Convertible Promissory Note issued by True Nature Holding, Inc. on November 9, 2018 to Power Up Lending Group Ltd.	8-K	4.1	1/14/2019

10.31	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	1/14/2019

10.32	Securities Purchase Agreement, dated November 26, 2018, by and between True Nature Holding, Inc. and Auctus Fund, LLC.	8-K	10.2	1/14/2019

10.33	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on November 26, 2018 to Auctus Fund, LLC.	8-K	10.5	1/14/2019

10.34	Securities Purchase Agreement, dated December 19, 2018, by and between True Nature Holding, Inc. and Crown Bridge Partners, LLC.	8-K	10.3	1/14/2019

10.35	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	10.6	1/14/2019

10.36	Securities Purchase Agreement, dated January 2, 2019, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.4	1/14/2019

10.37*	Senior Executive Employment Agreement effective as of October 1, 2019, between True Nature Holding Inc. and M. Lawrence Diamond	8-K	10.3	10/16/2019

10.38*	Senior Executive Employment Agreement effective as of November 4, 2019, between True Nature Holding Inc. and Julie R. Smith	8-K	10.2	10/16/2019

10.39*	Form of Board of Directors Advisory Agreement, dated as of December 26, 2019, by and between True Nature Holding Inc. and its Board Members	8-K	10.03	1/06/2020

10.40	Asset Purchase Agreement, dated as of March 2, 2020, by and among My Care, LLC and True Nature Holding, Inc.	8-K	10.1	3/13/2020

10.41	Convertible Redeemable Promissory Note issued by True Nature Holding, Inc. on April 8, 2020 to Eagle Equities, LLC.	8-K	4.01	4/17/2020

10.42	Securities Purchase Agreement, dated April 8, 2020, by and between True Nature Holding, Inc. and Eagle Equities, LLC.	8-K	4.02	4/17/2020

10.43	Promissory Note issued by Bank of America, NA on April 25, 2020 to True Nature Holding, Inc.	8-K	10.1	5/11/2020

10.44*	Board of Directors Advisory Agreement, dated June 1, 2020, between Mitesco, Inc. and Faraz Paqvi.	8-K	5.01	7/13/2020

10.45	Convertible Redeemable Note, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC Inc.	8-K	4.01	8/05/2020

10.46	Securities Purchase Agreement, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC.	8-K	10.01	8/05/2020

10.47	Consulting Advisor Agreement, dated July 8, 2020, between Mitesco, Inc. and Michael Loiacono.	8-K	10.1	7/08/2020

10.48*	Board of Directors Advisory Agreement, dated August 1, 2020, between Mitesco, Inc. and Juan Carlos Iturregui.	8-K	10.02	8/05/2020

10.49	Securities Purchase Agreement, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	8/27/2020

10.50	Convertible Redeemable Promissory Note, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	8/27/2020

10.51	Securities Purchase Agreement, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	10/06/2020

10.52	Convertible Redeemable Promissory Note, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	10/06/2020

10.53	Form of lease agreement between The Good Clinic, LLC, and LMC NE Minneapolis Holdings, LLC, dated October 19, 2020.	10-Q	10.4	11/13/2020

10.54	Securities Purchase Agreement, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	11/06/2020

10.55	Convertible Redeemable Promissory Note, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	11/06/2020

10.56	Securities Purchase Agreement, dated December 9, 2020 between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	12/15/2020

10.57	Convertible Redeemable Promissory Note, dated December 9, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	12/15/2020

10.61	Employment Agreement by and between Phillip Keller and Mitesco, Inc., dated as of March 17, 2021.	8-K	10.1	03/17/2021

21.1	Subsidiaries of the Registrant				X

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

					X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC. F/K/A TRUE NATURE HOLDING, INC.

Dated: April 4, 2022	By:	/s/ Lawrence Diamond
Lawrence Diamond Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant, Mitesco, Inc., and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Lawrence Diamond	April 4, 2022
Lawrence Diamond
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Phillip J. Keller	April 4, 2022
Phillip J. Keller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Sheila Schweitzer	April 4, 2022
Sheila Schweitzer
Director

/s/ Thomas Brodmerkel	April 4, 2022
Thomas Brodmerkel
Chairman of the Board of Directors

/s/ Faraz Naqvi	April 4, 2022
Faraz Naqvi
Director

/s/ Juan Carlos Iturregui	April 4, 2022
Juan Carlos Iturregui
Director