Form 10-Q
period 2022-03-31
Mitesco, Inc.
filed 2022-05-16
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 11, 2022, the registrant had outstanding 220,741,586 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to:

● adverse economic conditions;

● the Company’s ability to raise capital to fund its operations

● industry competition

● the Company’s ability to integrate its acquisitions

● the Company’s ability to attract and retain qualified senior management and technical personnel;

● the continued effect of the Covid-19 pandemic on the Company’s operations; and

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements may not occur or may occur to a different extent or at a different time than we have described.

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2022	2021
	(unaudited)
Current assets
Cash and cash equivalents	$263,148	$1,164,483
Accounts receivable	55,587	44,313
Inventory	30,593	25,314
Prepaid expenses	92,684	72,985
Total current assets	442,012	1,307,095

Right to use operating leases, net	3,619,403	3,886,866
Construction in progress	608,240	1,984,701
Fixed assets, net of accumulated depreciation of $151,942 and $19,590	5,701,433	3,476,164

Total Assets	$10,371,088	$10,654,826

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,004,635	$3,976,064
Accrued interest	39,371	7,657
Derivative liabilities	26,771	-
Lease liability - operating leases, current	276,639	161,838
Notes payable, net of discounts of $671,973 and $411,568	1,488,321	588,432
SBA Loan Payable	460,406	460,406
Other current liabilities	169,422	169,422
Preferred stock dividends payable	274,861	195,169
Total current liabilities	7,740,426	5,558,988

Lease Liability- operating leases, non-current	3,870,321	3,972,964

Total Liabilities	11,610,747	9,531,952

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; and 400,000 shares designated Series X:	-	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series C, $0.01 par value, 940,644 and 940,644 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,406	9,406
Preferred stock, Series D, $0.01 par value, 3,100,000 and 3,100,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	31,000	31,000
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at March 31, 2022 and December 31, 2021	242	242
Common stock subscribed	128,015	132,163
Common stock, $0.01 par value, 500,000,000 shares authorized, 219,756,894 and 213,333,170 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,197,570	2,133,332
Additional paid-in capital	25,517,634	24,295,063
Accumulated deficit	(29,123,526)	(25,478,332)
Total stockholders' equity (deficit)	(1,239,659)	1,122,874

Total liabilities and stockholders' equity (deficit)	$10,371,088	$10,654,826

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

Revenue-services	$92,461	$-
Revenue-products	27,915	2,972
Total revenue	120,376	2,972

Cost of goods sold-services	$577,556	$-
Cost of goods sold-products	10,767	1,713
Total cost of goods sold	588,323	1,713

Gross profit (loss)	(467,947)	1,259

Operating expenses:
General and administrative	$2,563,829	$952,908

Total operating expenses	2,563,829	952,908

Net Operating Loss	(3,031,776)	(951,649)

Other income (expense):
Interest expense	(828,325)	(964,988)
Gain (loss) on waiver fee shares	198,273	-
Gain (loss) on settlement of accrued salary	15,032	-
Gain (loss) on settlement of accounts payable	(78,235)	6,045
Gain (loss) on settlement of notes payable	-	1,836
Gain (loss) on revaluation of derivative liabilities	79,837	(493,455)
Total other expense	(613,418)	(1,450,562)

Loss before provision for income taxes	(3,645,194)	(2,402,211)

Provision for income taxes	-	-

Net loss	$(3,645,194)	$(2,402,211)

Preferred stock dividends	(79,692)	(20,499)
Preferred stock deemed dividends	-	(332,242)

Net loss available to common shareholders	$(3,724,886)	$(2,754,952)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	213,703,195	187,152,300

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total
Balance, December 31, 2020	4,800	$48	-	$-	-	$-	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$(14,437,168)	$(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	4,008	-	-	4,008
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	5,942	-	-	5,942
Common stock issued for services	-	-	-	-	-	-	-	-	1,097,358	10,961	211,519	-	-	222,480
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	1,668,000
Sales of Preferred Stock Series C	-	-	3,000,000	30,000	-	-	-	-	-	-	1,461,283	-	-	1,491,283
Warrants issued with Preferred Stock Series C					-	-		-	-	-	1,268,717	-		1,268,717
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	-	-	600,000	6,000	(5,952)	-	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-	-	-	-	-	-	-	206,242	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	126,000	-	(126,000)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(20,499)	-	-	(20,499)
Loss for the period ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(2,402,211)	(2,402,211)
Balance, March 31, 2021	-	$-	3,000,000	$30,000	-	$-	26,227	$262	197,694,698	$1,976,965	$17,513,684	$-	$(17,171,621)	$2,349,290

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	213,333,170	$2,133,332	$24,295,063	$132,163	$(25,478,332)	1,122,874
Vesting of common stock issued to employees			-	-	-	-	-	-	-	-	1,512	-	-	1,512
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	167,015	-	-	167,015
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	3,179,650	31,797	546,438	-	-	578,235
Commitment fee shares	-	-	-	-	-	-	-	-	1,720,000	17,200	226,106	-	-	243,306
Waiver fee shares	-	-	-	-	-	-	-	-	1,541,721	15,417	260,301	91,440	-	367,158
Warrants issued with note payable - Diamond 1	-	-	-	-	-	-	-	-	-	-	2,914	-	-	2,914
Warrants issued with note payable - Diamond 2	-	-	-	-	-	-	-	-			2,213	-	-	2,213
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	(400,000)	(4,000)	4,000	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	382,353	3,824	91,764	(95,588)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(79,692)		-	(79,692)
Loss for the period ended March 31, 2022	-	-	-	-							-	-	(3,645,194)	(3,645,194)
Balance, March 31, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	219,756,894	$2,197,570	$25,517,634	$128,015	$(29,123,526)	$(1,239,659)

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,645,194)	$(2,402,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179,886	20,616
Amortization of right-to-use asset	267,463	6,237
Net gain on settlement of notes payable	-	(1,836)
Financing cost - waiver fee shares	565,431	-
Gain on waiver fee shares	(198,273)	-
Gain on conversion of accrued salary	(15,032)	-
(Gain) loss on revaluation of derivative liabilities	(79,837)	493,455
Loss on settlement of accounts payable	78,235	-
Amortization of discount on notes payable	231,180	756,795
Share-based compensation	168,527	232,430
Changes in assets and liabilities:
Accounts receivables	(11,274)	-
Prepaid expenses	(19,699)	(14,618)
Inventory	(5,279)	(1,480)
Accounts payable and accrued liabilities	534,132	(366,636)
Operating lease liability	12,158	9,726
Other current liabilities	-	880
Accrued interest	31,714	202,313
Net cash used in operating activities	(1,905,862)	(1,064,329)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(19,223)	(495,360)
Net cash used in investing activities	(19,223)	(495,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	1,668,000
Proceeds from sales of Series C Preferred Stock, net of fees	-	2,760,000
Proceeds from notes payable - related parties, net of discount	348,750	-
Proceeds from notes payable, net of discount	675,000	-
Principal payments on notes payable	-	(177,534)
Net cash provided by financing activities	1,023,750	4,250,466
Net increase in cash and cash equivalents	(901,335)	2,690,777

Cash and cash equivalents at beginning of period	1,164,483	64,789
Cash and cash equivalents at end of period	$263,148	$2,755,566

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$-	$2,653,795
Settlement of derivative liabilities	$-	$(1,301,137)
Preferred stock dividend	$79,692	$20,499
Deemed dividends on Preferred Stock	$-	$332,242
Conversion of Series A Preferred stock to common stock	$-	$6,000
Capital expenditures included in accounts payable	$1,009,471	$-
Conversion of accounts payable to common stock	$500,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 AND 2021

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

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and have six operating at the time of this filing. We intend on opening up to 50 new clinics in the next three years, in addition to any existing sites we might acquire.

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

On November 11, 2021, the Company filed a registration statement on form S/1 in connection with a planned up list to a national exchange.

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

The Company) issued a 10% Promissory Note due June 30, 2022, dated December 30, 2021, to the Michael C. Howe Living Trust (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Note is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $850,000 and was funded on December 30, 2021. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note.

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

As of March 31, 2022, the Company had cash and cash equivalents of $0.3 million, current liabilities of $7.7 million, and has incurred a loss from operations. The Company intends to a) develop and own primary care clinics operated by nurse practitioners, b) develop and acquire telemedical technologies, and c) evaluate other healthcare related opportunities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries MitescoNA, LLC, The Good Clinic, LLC, and Acelerar Healthcare Holdings, LTD. In addition, we manage two entities under a variable interest entity arrangement and have control over the operating activities of these legal entities in which we do not maintain a controlling ownership interest but over which we will have direct influence over the operations and are  the primary beneficiary. We expect that these entities will typically be subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of approximately $0.3 million as of March 31, 2022, and $1.2 million as of December 31, 2021.

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our condensed consolidated financial statements.

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

The following table sets forth the computation of loss per share for the three months ended March 31, 2022, and 2021, respectively:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss applicable to common shareholders	$(3,724,886)	$(2,754,952)

Denominator:
Weighted average common shares outstanding	213,703,195	187,152,300

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2022, and 2021, the following shares were issuable and excluded from the calculation of diluted loss:

	For the Three Months Ended
	March 31,
	2022	2021
Common stock options	18,671,211	10,967,879
Common stock purchase warrants	31,405,000	12,600,000
Convertible Preferred Stock Series C	4,362,575	12,600,000
Convertible Preferred Stock Series D	13,020,000	-
Accrued interest on Preferred Stock	1,230,858	72,657
Potentially dilutive securities	68,689,644	36,240,536

Note 5 – Related Party Transactions

For the three months ended March 31, 2022:

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note due August 14, 2022, dated February 14, 2022, to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares.

Mitesco, Inc., issued a promissory notes to pay to the order of Lawrence Diamond  (the “Lender” and collectively with the Borrower, the “Parties”) on the Termination Date (as defined below), the principal amount of $235,294 (the “Principal Amount”) plus an amount equal to ten percent of such Principal Amount. The purchase price for this promissory note (this “Note”) shall be $200,000 (the “Purchase Price”) and shall be payable by the Lender to the Borrower on the Issue Date.

As further consideration for the Purchase Price payable hereunder, promptly following the Issue Date, the Borrower shall issue to the Lender a common stock purchase warrants, entitling the Lender to purchase 200,000 shares of the Borrower’s common stock on substantially the same terms as the Series A warrant issued in connection with the Borrower’s Series D Convertible Preferred Stock.  (b) As further consideration for the Purchase Price payable hereunder, promptly following the Issue Date, the Borrower shall also issue to the Lender 192,000 restricted shares.  The Company shall instruct its transfer agent to issue one (1) certificate or book entry statement representing 192,000 shares promptly following the execution hereof.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2022 and 2021:

	March 31,	December 31,
	2022	2021
Trade accounts payable	4,890,066	3,933,305
Accrued payroll and payroll taxes	96,641	23,554
Other	17,928	19,205
Total accounts payable and accrued liabilities	5,004,635	3,976,064

Note 7 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company has operating leases for its clinic with a remaining lease term of approximately 7.3 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended March 31, 2022 and 2021 amounted to $230,973 and $10,642, respectively. The Company’s ROU asset amortization for the three months ended March 31, 2022 and 2021 was $267,463 and $4,318, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

As of March 31, 2022, the Company had total operating lease liabilities of approximately $4.1 million and right-of-use assets of approximately $3.6 million, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:

	March 31, 2022	December 31, 2021
Right to use assets, net	$3,619,403	$3,886,866

Operating lease liabilities are summarized below:

	March 31, 2022	December 31, 2021
Lease liability	$4,146,960	$4,134,802
Less: current portion	(276,639)	(161,838)
Lease liability, non-current	$3,870,321	$3,972,964

Maturity analysis under these lease agreements are as follows:

For the twelve months ended March 31, 2023	$763,580
For the twelve months ended March 31, 2024	874,687
For the twelve months ended March 31, 2025	827,773
For the twelve months ended March 31, 2026	846,523
For the twelve months ended March 31, 2027	865,517
Thereafter	2,251,381
Total	$6,429,461
Less: Present value discount	(2,282,501)
Lease liability	$4,146,960

Note 8 – Debt

Howe Note

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note due June 30, 2022, dated December 30, 2021, to the Michael C. Howe Living Trust (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Note is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $850,000 and was funded on December 30, 2021.  An original issue discount  in the amount of $150,000 was recorded. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note.  At March 31, 2022, the principal balance of this note was $1,000,000; $74,176 of the original issue discount was amortized to interest expense during the three months ended March 31, 2022, and the remaining original issue discount at March 31, 2022 was $75,824.

Warrants. As further consideration for the Purchase Price payable hereunder, promptly following the Issue Date, the Borrower shall issue to the Lender two common stock purchase warrants, entitling the Lender to purchase (i) 2,100,000 shares of the Borrower’s common stock on substantially the same terms as the Series A warrant issued in connection with the Borrower’s Series D Convertible Preferred Stock, and (ii) 2,100,000 shares of the Borrower’s common stock on substantially the same terms as the Series B warrant issued in connection with the Borrower’s Series D Convertible Preferred Stock. one warrant (the “Series A Warrants”) to purchase 2.1 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $0.50 per whole share of Common Stock, and one warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase 2.1 shares of Common Stock at a purchase price of $0.75 per whole share. Given the current stock price is less than the exercise price of the warrants, the warrants have no value.

Diamond Note 1

The Company issued a 10% Promissory Note due August 14, 2022, dated February 14, 2022, to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares.  The warrants have an aggregate commitment date fair value of $2,914.

Diamond Note 2

The Company issued a 10% Promissory Note due June 18, 2022 (the “Diamond Note”), dated March 18, 2022, to Lawrence Diamond (the “Lender”), which was subsequently amended. Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note is $235,294.00, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022, (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 200,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock. The warrants have an aggregate commitment date fair value of $2,213.

AJB Capital Note

On March 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 720,000 shares ($180,000) if the Company repays the Note on or prior its maturity (the “True-Up Provision”), (ii) a promissory note in the aggregate principal amount of $750,000, and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Warrants”). The Note and Warrants were issued on March 17, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $430,000, the Note was issued in a principal amount of $750,000 for a purchase price of $675,000, resulting in an original issue discount of $75,000; and the Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $616,250, due to a reduction in the $675,000 purchase price as a result of broker, legal, and transaction fees.  The warrants have a commitment date fair value of $24,952.

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

These amounts are reflected in the table below:

Notes Payable Table 1:

	March 31, 2022	December 31, 2021
Notes Payable	$2,160,294	$1,000,000
PPP Loan	$460,406	$460,406
	$2,620,700	$1,460,406
Less: Discount	(671,973)	(411,568)
Notes payable - net of discount	$1,948,727	$1,048,838

Current Portion, net of discount	$1,948,727	$1,048,838
Long-term portion, net of discount	$-	$-

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 219,756,894 shares were issued and outstanding on March 31, 2022.

Common Stock Transactions During the Three Months Ended March 31, 2022

On January 12, 2022, the Company entered into a settlement agreement with an ex-employee. Pursuant to the terms of this agreement, the Company agreed to pay the amount of $19,032 for accrued salary, and the employee returned to the Company for cancellation 400,000 shares of common stock previously issued as compensation. These shares were valued at par value of $0.01 or a total value of $4,000; the Company recorded a gain on cancellation of these shares in the amount of $15,032.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (“Gardner”) on January 7, 2022 (the “Debt for Equity Agreement”). Pursuant to the Debt for Equity Agreement, the Company issued shares of restricted common stock to Gardner in exchange for the Company Debt Obligations, as defined below.

The Agreement settled for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settled accrued interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be accrued in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022.

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 1,541,721 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $0.25 per share and recorded the amount of $385,431 as waiver fees during the three months ended March 31, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 1,720,000 Commitment Fee Shares to AJB Capital Investors, LLC; see note 8.. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $0.25 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $0.12695 per share. The derivative liability was valued at $106,608 on the date of the transaction, and was revalued at $26,771 on March 31, 2022. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

On March 31, 2022, the Company issued 382,353 shares of common stock at a price of $0.25 per share which were previously subscribed for the conversion of accounts payable in the amount of $95,558.

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

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred and we have designated 400,000 shares as Series X Preferred Stock.

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2022

None.

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company accrued dividends in the amount of $1,000 on the Series A Preferred Stock. On March 11, 2021, the Company issued 600,000 shares of common stock to the four officers of The Good Clinic in exchange for the previously issued Series A Preferred Stock and accrued dividends. The Series A preferred stock was canceled. The Preferred Stock was valued at cost of $71,558, and the common stock was valued at the market price of $0.463 per share or a total value of $277,800. This transaction resulted in a deemed dividend to the Preferred A shareholders in the amount of $206,242.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Three Months Ended March 31, 2022

None.

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

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of March 31, 2022 and December 31, 2021. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Three Month Ended March 31, 2022

During the three months ended March 31, 2022, the Company accrued dividends in the amount of approximately $97,675 on the Series X Preferred Stock.

Series X Preferred Stock Transactions During the Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company accrued dividends in the amount of approximately $16,392 on the Series X Preferred Stock. On March 31, 2021, dividend payable on the Series X Preferred Stock was $16,392.

Stock Options

The following table summarizes the options outstanding at March 31, 2022 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03- 0.39	18,671,211	8.85	$0.20	6,636,628	$0.14
	18,671,211	8.85	$0.20	6,636,628	$0.14

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at December 31, 2021	18,746,211	$0.20
Granted	-	$-
Expired	(75,000)	0.03
Outstanding at March 31, 2022	18,671,211	$0.20
Options vested and exercisable	6,636,628	$0.14

During the three months ended March 31, 2022 and 2021, the Company charged the amount of $167,015 and $5,942, respectively, for the vesting of stock options.

At March 31, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $2,635,359.

The Company did not value any stock options during the three months ended March 31, 2022.  The Company valued stock options during the three months ended March 31,  2021 using the Black-Scholes valuation model utilizing the following variables:

	March 31,	March 31,
	2022	2021
Volatility	-%	169.3% to 183.5%
Dividends	$-	$-
Risk-free interest rates	-%	0.82% to 1.69%
Term (years)	-	2.50 to 10.00

Warrants

The following table summarizes the warrants outstanding on March 31, 2022, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2021	29,820,000	$0.625
Granted	1,585,000	$0.558
Exercised	-	$-
Outstanding on March 31, 2022	31,405,000	$0.622

The Company valued warrants options during the three months ended March 31,  2022 and 2021 using the Black-Scholes valuation model utilizing the following variables:

	March 31,	March 31,
	2022	2021
Volatility	147.8 to 150.7%	171.6% to 183.5%
Dividends	$-	$-
Risk-free interest rates	0.76% to 0.83%	1.15% to 1.63%
Term (years)	0.25	5.00 to 6.50

Note 10 – Commitments and Contingencies

Legal

There are no pending or anticipated legal actions at this time.

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,000, and the Company received the full amount of the loan proceeds on May 4, 2020. The current balance is $460,406 and the Company is currently in discussions for a) a partial forgiveness and b) the conversion of any remaining balance into a term note.

Note 11 – Subsequent Events

On April 1, 2022, the Company issued 168,221 shares of common stock to Larry Diamonds, it’s Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 1.

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with GS Capital Partners (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $159,259 in the form of 637,036 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 266,280 shares ($66,570) if the Company repays the Note on or prior to their maturity, (ii) promissory note in the principal amount of $277,777, and (iii) Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock (the “Warrants”). The Note and Warrants were issued on April 18, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $159,259, the Note was issued in the principal amount of $277,777 for a purchase price of $250,000, resulting in the original issue discount of $27,777; and the Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment.

On April 6, 2022, the Company entered into separate Securities Purchase Agreement with each of Anson East Master Fund LP and Anson Investments Master Fund LP with respect to the sale and issuance to AEMF and AIMF of: (i) an aggregate initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 722,400 shares ($180,000) if the Company repays the Notes on or prior their maturity, (ii) promissory notes in the aggregate principal amount of $750,000 (the “Notes”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Warrants”). The Notes and Warrants were issued on April 6, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreements.

On April 27, 2022, the Company issued 720,000 shares of stock to Cavalry Fund 1 LP as compensation  for the waiver of certain covenants as set forth in the Series C Certificate of Designation.

On April 27, 2022, the Company issued 96,471 shares of common stock to Larry Diamonds, it’s Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 2. The Company also issued five year warrants to purchase 92,942 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to a promissory note.

On April 27, 2022, the Company issued a 10% Promissory Note due June 30, 2022 (the “Diamond Note”) to Lawrence Diamond (the “Lender”). Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note is $235,294.00, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022, (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on April 27, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note.

On May 10, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Kishon Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $159,259 in the form of 637,036 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), (ii) promissory note in the principal amount of $277,777 due on November 10, 2022, and (iii) Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock (the “Warrants”). The Note and Warrants were issued on May 10, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $159,259, the Note was issued in the principal amount of $277,777 for a purchase price of $250,000, resulting in the original issue discount of $27,777; and the Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment.

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

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added five additional operating clinics as of the date of this filing for a total of six clinics open and operating at March 31, 2022. We announced leases for two new clinics in the greater Denver, Colorado area. These new locations are expected to open in the second quarter of 2022. We plan to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise, and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a clients’ co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

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

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period of any future periods. Further, as a result of any acquisitions of other businesses, we may experience large expenditures specific to the transactions that are not incident to our operations.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

The Company recognized revenue of approximately $120,000 for the three months ended March 31, 2022, compared to $3,000 for the three months ended March 31, 2021. The increase in revenue is the result of the service and product revenue from The Good Clinic’s six locations.

Cost of Sales

The Company incurred approximately $0.6 million of cost of goods sold for the three months ended March 31, 2022, compared to $1,700 for the three months ended March 31, 2021. During the first quarter of 2021 there were only a few direct clinical services performed due to the lack of in force payer contracts and the newness of the clinic. As such, the allocation of the expenses related to clinical staff were attributed to operating expenses and not cost of sales. The increase in cost of goods sold is the result of the opening and operating of The Good Clinic’s six locations and having in force payer relationships.

Gross Profit/(Loss)

Our gross loss was approximately $0.5 million for the three months ended March 31, 2022, compared to gross profit of $1,300 for the three months ended March 31, 2021.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2022, were approximately $2.6 million. For the comparable period in 2021, the operating expenses were approximately $1.0 million.

Operating expenses for the three months ended March 31, 2022, were comprised primarily of $0.8 million of payroll and payroll taxes; $0.3 million in legal and professional fees; $0.1 million in marketing; $0.9 million in other operation costs and $0.1 million in consulting fees.

Operating expenses for the three months ended March 31, 2021 were comprised primarily of $0.1 million in payroll and payroll taxes, $0.4 million in legal and professional fees and $0.1 million in consulting fees.

Other Income and Expenses

Interest expense was approximately $0.8 million for the three months ended March 31, 2022, compared to approximately $1.0 million for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we recorded a gain on waiver fee shares of approximately $0.2 million.

During the three months ended March 31, 2022, we recorded a gain on settlement of accrued salary of approximately $15,000.

During the three months ended March 31, 2022, we recorded a loss on settlement of accounts payable of $0.3 million as compared to a gain on settlement of accounts payable of approximately $6,000 for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we recorded a gain on the settlement of notes payable of approximately $0.2 million, compared to a gain of approximately $1,800 for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we recorded a gain on the revaluation of derivative liabilities of approximately $79,800, compared to a loss of approximately $0.5 million for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company declared Preferred Stock dividends of approximately $80,000 compared to approximately $20,000 for the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company recorded Preferred Stock deemed dividends of approximately $0.3 million.

For the three months ended March 31, 2022, we had a net loss available to common shareholders of approximately $3.7 million, or a net loss per share, basic and diluted of ($0.02) compared to a net loss available to common shareholders of approximately $2.8 million, or a net loss per share, basic and diluted of ($0.01), for the three months ended March 31, 2021.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of March 31, 2022, we had cash of approximately $0.3 million compared to cash of approximately $1.2 million as of December 31, 2021.

Net cash used in operating activities was approximately $1.5 million for the three months ended March 31, 2022. This is the result of our business development efforts pertaining to the start-up of the first three clinics. Cash used in operations for the three months ended March 31, 2021, was approximately $1.1 million.

Net cash used in investing activities was approximately $0.4 million for the three months ended March 31, 2022. The amounts relate to the purchase of fixed assets and leasehold improvement on our clinics. Net cash used for investing activities for the three months ended March 31, 2021 was $0.5 million.

Net cash provided by financing activities for the three months ended March 31, 2022, was approximately $1.0 million, consisting of proceeds from convertible notes payable. Net cash provided by financing activities for the three months ended March 31, 2021, was $4.3 million consisting of proceeds from a private placement offering of common stock of $1.7 million and $2.8 million from the sale of Series C Preferred Stock and warrants. Partially offsetting the proceeds was approximately $0.2 million of payment on notes payable.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our first quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PPP Loan

On May 4, 2020, we received a loan in the amount of $460,406 from the United States Small Business Administration under the Payroll Protection Program. Subsequent to September 30, 2020, we determined that errors had been made in the application submitted to obtain the loan. On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds, representing an amount for the refinancing of an Economic Injury Disaster Loan which we did receive. Bank of America has requested that we remit such funds back to Bank of America. We are presently attempting to negotiate repayment of the loan. If we are not successful in negotiating repayment terms, it could have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on April 5, 2022. There have been no material changes to the risk factors described in that report.

ITEM 2. SALE OF UNREGISTERED SECURITIES

On January 12, 2022, the Company entered into a settlement agreement with an ex-employee. Pursuant to the terms of this agreement, the Company agreed to pay the amount of $19,032 for accrued salary, and the employee returned to the Company for cancellation 400,000 shares of common stock previously issued as compensation. These shares were valued at par value of $0.01 or a total value of $4,000; the Company recorded a gain on cancellation of these shares in the amount of $15,032.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (“Gardner”) on January 7, 2022 (the “Debt for Equity Agreement”). Pursuant to the Debt for Equity Agreement, the Company issued shares of restricted common stock to Gardner in exchange for the Company Debt Obligations, as defined below.

The Agreement settled for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settled accrued interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be accrued in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022.

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 1,541,721 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series C Certificates of Designations. The Company valued these shares at their contractual price of $0.25 per share and recorded the amount of $385,431 as waiver fees during the three months ended March 31, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 1,720,000 Commitment Fee Shares to AJB Capital Investors, LLC; see note 8. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $0.25 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $0.12695 per share. The derivative liability was valued at $106,608 on the date of the transaction. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

On March 31, 2022, the Company issued 382,353 shares of common stock at a price of $0.25 per share which were previously subscribed for the conversion of accounts payable in the amount of $95,558.

ITEM 3. DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10Q

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

3.12	Certificate of Incorporation of Trunity Holdings, Inc., as amended	S-1	3.12	2/10/2022

3.13	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	10/22/2021

		Form Type	Exhibit Number	Date Filed	Filed Herewith

4.1	Promissory Note in the principal amount of $750,000 dated March 17, 2022	8-K	4.1	03/24/2022

4.2	Promissory Note in the principal amount of $235,294 dated March 18, 2022	8-K	4.2	03/24/2022

10.1	Promissory Note between the Company and Michael C. Howe Living Trust, dated December 30, 2021	8-K	10.1	01/05/2022

10.2	Debt for Equity Exchange Agreement between the Company and Gardner Builders Holdings, LLC, dated January 7, 2022	8-K	10.1	02/02/2022

10.3	Form of Promissory Note and Form of Warrant Agreement	8-K	10.1	02/17/2022

10.4	Employment Agreement for Ms. Finnegan Dated January 12, 2022	8-K	10.1	03/03/2022

10.5	Securities Purchase Agreement, between Mitesco, Inc. and AJB Capital Investments, LLC, dated March 18, 2022	8-K	10.1	03/24/2022

10.6	Common Stock Purchase Warrant dated March 17, 2022	8-K	10.2	03/24/2022

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

X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Investor Presentation	8-K	99.3	03/03/2022

101.INS **	INLINE XBRL INSTANCE DOCUMENT

101.SCH **	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC. F/K/A TRUE NATURE HOLDING, INC.

Dated: May 16, 2022	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer and Principal Financial Officer