Form 10-Q
period 2022-06-30
Mitesco, Inc.
filed 2022-08-12
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, the registrant had outstanding 225,523,273 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2022	2021
	(unaudited)
Current assets
Cash and cash equivalents	$35,821	$1,164,483
Accounts Receivable	114,064	44,313
Inventory	33,420	25,314
Prepaid expenses	125,762	72,985
Total current assets	309,067	1,307,095

Right to use operating leases, net	3,883,529	3,886,866
Construction in progress	943,689	1,984,701
Fixed assets, net of accumulated depreciation of $594,051 and $19,590	5,683,497	3,476,164

Total Assets	$10,819,782	$10,654,826

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,788,713	$3,976,064
Accrued interest	79,530	7,657
Derivative liabilities	265,962	-
Lease liability - operating leases, current	260,700	161,838
Notes payable, net of discounts of $1,620,263 and $411,568	3,317,203	588,432
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	169,422
Preferred stock dividends payable	268,200	195,169
Total current liabilities	10,536,850	5,558,988

Lease Liability- operating leases, non-current	4,132,964	3,972,964

Total Liabilities	14,669,814	9,531,952

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; and 400,000 shares designated Series X:	-	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series C, $0.01 par value, 940,644 and 940,644 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9,406	9,406
Preferred stock, Series D, $0.01 par value, 3,100,000 and 3,100,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	31,000	31,000
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at June 30, 2022 and December 31, 2021	242	242
Common stock subscribed	36,575	132,163
Common stock, $0.01 par value, 500,000,000 shares authorized, 225,209,745 and 213,333,170 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,257,880	2,133,332
Additional paid-in capital	26,743,676	24,295,063
Accumulated deficit	(32,928,811)	(25,478,332)
Total stockholders' equity (deficit)	(3,850,032)	1,122,874

Total liabilities and stockholders' equity (deficit)	$10,819,782	$10,654,826

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue-services	$180,375	$8,244	$272,836	$11,216
Revenue-products	(11,290)	-	16,625	-
Total revenue	169,085	8,244	289,461	11,216

Cost of goods sold-services	$605,706	$3,605	$1,183,262	$5,318
Cost of goods sold-products	481	-	11,248	-
Total cost of goods sold	606,187	3,605	1,194,510	5,318

Gross (loss) profit	(437,102)	4,639	(905,049)	5,898

Operating expenses:
General and administrative	$2,340,929	$1,403,210	$4,904,758	$2,356,118

Total operating expenses	2,340,929	1,403,210	4,904,758	2,356,118

Net Operating Loss	(2,778,031)	(1,398,571)	(5,809,807)	(2,350,220)

Other income (expense):
Interest expense	(862,211)	(1,135)	(1,690,536)	(966,123)
Loss on legal settlement	-	(70,000)	-	(70,000)
(Loss) Gain on waiver and commitment fee shares	(11,619)	-	186,654	-
Gain on settlement of accrued salary	-	-	15,032	-
Loss (Gain) on settlement of accounts payable	-	-	(78,235)	6,045
Gain on settlement of notes payable	-	-	-	1,836
Grant income	-	52	-	52
Loss on revaluation of derivative liabilities	(153,424)	-	(73,587)	(493,455)
Total other expense	(1,027,254)	(71,083)	(1,640,672)	(1,521,645)

Loss before provision for income taxes	(3,805,285)	(1,469,654)	(7,450,479)	(3,871,865)

Provision for income taxes	-	-	-	-

Net loss	$(3,805,285)	$(1,469,654)	$(7,450,479)	$(3,871,865)

Preferred stock dividends	(80,392)	(54,115)	(160,084)	(74,614)
Preferred stock deemed dividends	-	-	-	(332,242)

Net loss available to common shareholders	$(3,885,677)	$(1,523,769)	$(7,610,563)	$(4,278,721)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	221,523,073	201,678,218	217,634,736	194,455,386

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Deficit	Total
Balance, March 31, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	219,756,894	$2,197,570	$25,517,634	$128,015	$(29,123,526)	(1,239,659)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-			1,474	-	-	1,474
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-			135,295	-	-	135,295
Shares issued for services	-	-	-	-	-	-	-	-	750,000	7,500	95,625	-	-	103,125
Waiver fee shares	-	-	-	-	-	-	-	-	720,000	7,200	84,240	(91,440)	-	-
Commitment fee shares	-	-	-	-	-	-	-	-	3,577,720	41,559	843,793	-	-	885,352
Warrants issued with notes payable - Insiders	-	-	-	-	-	-	-	-			63,005	-	-	63,005
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	405,131	4,051	83,002	-	-	87,053
Preferred stock dividends	-	-	-	-	-	-	-	-			(80,392)	-	-	(80,392)
Loss for the period ended June 30, 2022	-	-	-	-	-	-	-	-				-	(3,805,285)	(3,805,285)
Balance, June 30, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	225,209,745	$2,257,880	$26,743,676	$36,575	$(32,928,811)	$(3,850,032)

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	213,333,170	$2,133,332	$24,295,063	$132,163	$(25,478,332)	1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-			2,986			2,986
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-			302,310			302,310
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	3,179,650	31,797	546,438			578,235
Commitment fee shares	-	-	-	-	-	-	-	-	5,297,720	58,759	1,069,899			1,128,658
Waiver fee shares	-	-	-	-	-	-	-	-	2,261,721	22,617	344,541	-		367,158
Shares issued for services	-	-	-	-	-	-	-	-	750,000	7,500	95,625			103,125
Warrants issued with note payable - Diamond 1	-	-	-	-	-	-	-	-			2,914			2,914
Warrants issued with note payable - Diamond 2											2,213			2,213
Gain on settlement of accrued payroll									(400,000)	(4,000)	4,000			-
Issuance of shares previously subscribed for conversion of accounts payable									382,353	3,824	91,764	(95,588)		-
Warrants issued with notes payable - Insiders	-	-	-	-	-	-	-	-			63,005			63,005
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	405,131	4,051	83,002			87,053
Preferred stock dividends	-	-	-	-	-	-	-	-			(160,084)			(160,084)
Loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	-					(7,450,479)	(7,450,479)
Balance, June 30, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	225,209,745	$2,257,880	$26,743,676	$36,575	$(32,928,811)	$(3,850,032)

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Deficit	Total
Balance, March 31, 2021	-		3,000,000	$30,000	-	$-	26,227	$262	197,694,698	$1,976,965	$17,513,684	$-	$(17,171,621)	$2,349,290
Vesting of common stock issued to employees	-		-	-	-	-	-	-	-	-	3,889	-	-	3,889
Vesting of stock options issued to employees	-		-	-	-	-	-	-	-	-	195,352	-	-	195,352
Shares issued to directors for exercise of options	-		-	-	-	-	-	-	7,616,668	76,166	152,334	(41,000)	-	187,500
Net shares cancelled in connection with settlement agreement	-		-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	127,910
Shares issued for professional fees	-		-	-	-	-	-	-	1,962	2	(2)	-	-	-
Shares of common stock issued for conversion of Preferred Stock Series C	-		(1,059,356)	(10,594)	-	-	-	-	4,237,424	42,374	(31,780)	-	-	-
Preferred stock dividends	-		-	-	-	-	-	-	-	-	(54,115)	-	-	(54,115)
Loss for the period ended June 30, 2021	-		-	-	-	-	-	-	-	-	-	-	(1,469,654)	(1,469,654)
Balance, June 30, 2021	-		1,940,644	$19,406	-	$-	24,227	$242	208,188,705	$2,081,887	$17,920,912	$(41,000)	$(18,641,275)	$1,340,172

Balance, December 31, 2020	4,800	$48	-	$-	-	$-	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$(14,437,168)	$(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	7,897	-	-	7,897
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	201,294	-	-	201,294
Common stock issued for services	-	-	-	-	-	-	-	-	1,099,320	10,963	211,517	-	-	222,480
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	1,668,000
Sale of Preferred Stock Series C	-	-	3,000,000	30,000	-	-	-	-	-	-	1,461,283	-	-	1,491,283
Warrants issued with Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	1,268,717	-	-	1,268,717
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	-	-	600,000	6,000	(5,952)	-	-	-
Shares issued for exercise of stock options	-	-	-	-	-	-	-	-	7,616,668	76,166	152,334	(41,000)	-	187,500
Net shares issued in connection with settlement agreement	-	-	-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	127,910
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(1,059,356)	(10,594)	-	-	-	-	4,237,424	42,374	(31,780)	-	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-			-	-	-	-	206,242	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	126,000	-	(126,000)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(74,614)		-	(74,614)
Loss for the period ended June 30, 2021	-	-		-	-	-			-	-	-		(3,871,865)	(3,871,865)
Balance, June 30, 2021	-	$-	1,940,644	$19,406	-	$-	24,227	$242	208,188,705	$2,081,887	$17,920,912	$(41,000)	$(18,641,275)	$1,340,172

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six
	Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,450,479)	$(3,871,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417,340	36,456
Amortization of right-to-use asset	292,292	24,692
Net gain on settlement of notes payable	-	(1,836)
Financing cost - waiver fee shares	565,431	-
Gain on waiver fee shares	(198,273)	-
Commitment shares	-	-
Loss on commitment shares	11,619	-
Gain on conversion of accrued salary	(15,032)	-
(Gain) loss on revaluation of derivative liabilities	73,587	493,455
Loss on settlement of accounts payable	78,235	-
Amortization of discount on notes payable	1,017,861	756,795
Share-based compensation	305,296	559,579
Changes in assets and liabilities:
Accounts receivables	(69,751)	(1,133)
Prepaid expenses	50,348	(28,843)
Due from related party	-	(26,163)
Inventory	(8,106)	(2,109)
Accounts payable and accrued liabilities	934,220	(291,463)
Operating lease liability, net	(30,093)	14,082
Other current liabilities	(73,286)	880
Accrued interest	71,873	203,447
Net cash used in operating activities	(4,026,918)	(2,134,026)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets and construction in progress	(190,200)	(495,359)
Net cash used in investing activities	(190,200)	(495,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	1,668,000
Proceeds from sales of Series C Preferred Stock, net of fees	-	2,760,000
Proceeds from notes payable - related parties, net of discounts	1,511,250	-
Proceeds from notes payable, net of discounts	1,812,500	-
Principal payments on notes payable related parties	(235,294)	-
Principal payments on notes payable	-	(177,534)
Net cash provided by financing activities	3,088,456	4,250,466
Net increase in cash and cash equivalents	(1,128,662)	1,621,081

Cash and cash equivalents at beginning of period	1,164,483	64,789
Cash and cash equivalents at end of period	$35,821	$1,685,870

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six
	Months Ended
	June 30,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,680	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$-	$2,653,795
Settlement of derivative liabilities	$-	$(1,301,137)
Discount on notes payable due to derivative liabilities	$-	$-
Preferred stock dividend	$160,084	$74,614
Deemed dividends on Preferred Stock	$-	$332,242
Conversion of Series A Preferred stock to common stock	$-	$6,000
Conversion of Series C Preferred stock to common stock	$-	$31,781
Conversion of accounts payable to common stock	$500,000	$102,333
Conversion of accrued payroll to common stock	$-	$50,000
Capital expenditures included in accounts payable	$4,289,816	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 AND 2021

(Unaudited)

Note 1 – Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, the Company restructured its operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, the Company completed a “spin out” of its former business line. On April 24, 2020, the Company changed its name to Mitesco, Inc.

Since 2020, the Company’s operations have focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, the Company formed a wholly owned subsidiary, The Good Clinic LLC, a Colorado limited liability company for its clinic business.

The Company opened its first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and have six operating at the time of this filing. The Company intends on opening up to 50 new clinics in the next three years, in addition to any existing sites it might acquire.

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

On November 11, 2021, the Company filed a registration statement on form S-1 in connection with a planned up-list to a national exchange; on June 30, 2022 the Company its third amendment to the S-1; and on August 3, 2022, the Company files its fourth amendment to the S-1.

As of the date of this filing, the Company has closed on $3,100,000 of its Series D Preferred stock. To achieve its growth strategy, the Company will need to raise additional financing prior to up listing on Nasdaq. The Company will not proceed with this offering in the event its Common Stock is not approved for listing on the Nasdaq Capital Market though it will continue to seek financing for its expansion and operating needs in the debt or equity markets.

Between December 30, 2021 through the date of this filing, the Company has entered into a total $5.0 million of promissory notes with certain related parties and other note holders. All notes carry a 10% interest rate per annum, accruing in monthly installments. These notes have been used to fund 2022 operations to date.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settles for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settles incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs is $294,912.56 and the conversion price is $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued.

As of June 30, 2022, the Company had cash and cash equivalents of $36,000, current liabilities of $10.5 million, and has incurred a loss from operations. The Company intends to a) develop and own primary care clinics operated by nurse practitioners, b) develop and acquire telemedical technologies, and c) evaluate other healthcare related opportunities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020. The June 30, 2022 balance, including accrued interest, was approximately $470,400.

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

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at June 30, 2022 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K filed on April 5, 2022.

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

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of approximately $36,000 as of June 30, 2022, and $1.2 million as of December 31, 2021.

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606). For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues.

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

The following table sets forth the computation of loss per share for the three and six months ended June 30, 2022, and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss applicable to common shareholders	$(3,885,677)	$(1,523,769)	$(7,610,563)	$(4,278,721)

Denominator:
Weighted average common shares outstanding	221,523,073	201,678,218	217,634,736	194,455,386

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2022, and 2021, the following shares were issuable and excluded from the calculation of diluted loss:

	For the Six Months Ended
	June 30,
	2022	2021
Common stock options	16,354,961	11,696,211
Common stock purchase warrants	33,290,673	12,600,000
Convertible Preferred Stock Series C	4,362,575	8,150,705
Accrued interest on Preferred Stock	480,056	376,803
Potentially dilutive securities	54,488,265	32,823,719

Note 5 – Related Party Transactions

For the six months ended June 30, 2022:

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note due June 30, 2022, dated December 30, 2021, to the Michael C. Howe Living Trust (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Note is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and had a maturity date that is the earlier of (i) six months from the date of execution (on July 19, 2022 this date was extended to September 10, 2022) or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE.  The purchase price of the Note payable to the Company for the Note was $850,000 and was funded on December 30, 2021. An original issue discount in the amount of $150,000 was recorded. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. At June 30, 2022, the principal balance of this note was $1,000,000; $116,507 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $33,493.

The Company issued a 10% Promissory Note due August 14, 2022, dated February 14, 2022 (the “Diamond Note 1”), to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares. The warrants have an aggregate commitment date fair value of $2,914. At June 30, 2022, the principal balance of this note was $175,000; $20,877 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $5,373.

The Company issued a 10% Promissory Note due June 18, 2022 (the “Diamond Note 2”), dated March 18, 2022, to Lawrence Diamond (the “Lender”), which was subsequently amended. Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022, (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 200,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock. The warrants have an aggregate commitment date fair value of $2,213. All amounts due for The Diamond Note, with the exception of $23,529, was paid on April 8, 2022. $23,529 remained outstanding as of June 30, 2022.

On March 22, 2022, the Company issued 168,221 shares of common stock with a contract price of $0.25 per share or $42,055 and a grant date market value of $0.127 per share or $21,364 were issued to Larry Diamond, its Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 1.

On April 27, 2022, the Company issued 96,471 shares of common stock with a contract price of $0.25 per share or $24,118 and a grant date market value of $0.16 or $15,434 to Larry Diamond, its Chief Executive Officer, as commitment shares as set forth and defined in Diamond Note 2. The Company also issued five-year warrants to purchase 92,942 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to a promissory note.

On April 27, 2022, the Company issued a 10% Promissory Note due June 30, 2022 (the “Diamond Note 3”) to Lawrence Diamond (the “Lender”). Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note 3 is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022 (on July 12, 2022 this date was extended to September 10, 2022) (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note 3 payable to the Company for the Diamond Note 3 was $200,000 and was funded on April 27, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 3 contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 3, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. At June 30, 2022, the principal balance of this note was $235,294; $13,858 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $21,436.

The Company issued a 10% Promissory Note due as described below (the “Diamond Note 4”), dated May 18, 2022, to Lawrence Diamond. The principal amount of the Diamond Note 4 is $47,059.00, carries a 10% interest rate per annum, payable in monthly installments, and had an initial maturity date that was the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. On August 3, 2022, the maturity date was amended to (i) September 10, 2022 or (ii) five days after the date on which we successfully list our shares of common stock on any of the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market. The purchase price of the Diamond Note 4 payable to us for the Diamond Note 4was $40,000 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4 contains a “most favored nations” clause that provides that, so long as the Diamond Note 4is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 4, we shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Note. In addition, Mr. Diamond will be issued (1) 19,294 five-year warrants (the “May 18 Diamond Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,294 shares of Common Stock as commitment shares. At June 30, 2022, the principal balance of this note was $47,059; $1,862 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $5,197.

On May 23, 2022, the Company issued a 10% Promissory Note due as described below (the “Finnegan Note 1”) to Jessica Finnegan.  The principal amount of the Finnegan Note 1 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. The purchase price of the Finnegan Note 1 was $40,000 resulting in an original issue discount of $7,059 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $4,706. Following an event of default, as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 1 is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, we shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Note. In addition, Ms. Finnegan will be issued (1) 19,295 five-year warrants with a fair value of $2,000 (the “May 18 Finnegan Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,295 shares of Common Stock with a value of $3,240 as commitment shares; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $17,005. At June 30, 2022, the principal balance of this note was $47,059; $3,843 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discounts at June 30, 2022 were $13,162.

The Company issued five 10% Promissory Notes due as described below (collectively, the “May 26 Notes”), dated May 26, 2022, to Larry Diamond, Jenny Lindstrom, and other related parties (the “May 26 Lenders”), in respect of which we received proceeds of $175,000. Jenny Lindstrom is the Chief Legal Officer of the Company.

The May 26 Notes carry a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) the date on which we successfully lists our shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $205,883 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the May 26 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The May 26 Notes contain a “most favored nations” clause that provides that, so long as the May 26 Notes are outstanding, if we issue any new security, which the May 26 Lenders reasonably believe contains a term that is more favorable than those in the May 26 Notes, we shall notify the May 26 Lenders of such term, and such term, at the option of the May 26 Lenders, shall become a part of the May 26 Notes. In addition, the May 26 Lenders will be issued in the aggregate (1) 84,412 five-year warrants (the “May 26 Warrants”) and (2) 84,412 shares of Common Stock as commitment shares. The May 26 Warrants have an initial exercise price of $0.50 per share. The May 26 Warrants are not exercisable for six months following their issuance. The May 26 Lenders may exercise the May 26 Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the May 26 Warrants are not then registered pursuant to an effective registration statement. At June 30, 2022, the principal balance of these notes were $205,883; $6,631 of the original issue discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discounts at June 30, 2022 were $24,252.

The Company issued a 10% Promissory Note due as described below ( the “Howe Note”), dated June 9, 2022, to Michael C. Howe Living Trust and in respect of which we received proceeds of $255,000. Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of the Company’s subsidiaries.

The Howe Note carries a 10% interest rate per annum, payable in monthly installments. The Howe Note has a maturity date that is the earlier of (i) September 10, 2022, or (ii) the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. In addition, the Company issued (1) 123,000 five-year warrants with a fair value of $21,500 and (2) 123,000 shares of Common Stock with a market value of $44,000 as commitment shares. The Warrants have an initial exercise price of $0.50 per share and are not exercisable for six months following their issuance. At June 30, 2022, the principal balance of this note was $300,000; $5,798 of the original issue discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 were $39,202.

On June 13, 2022, the Company issued 200,000 ten-year options with an exercise price of $0.25 and a fair value of $23,316 to Tom Brodmerkel, its Chairman, to the position of Chief Financial Officer.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2022 and 2021:

	June 30,	December 31,
	2022	2021
Trade accounts payable	$5,447,673	$3,933,305
Accrued payroll and payroll taxes	341,040	23,554
Other	-	19,205
Total accounts payable and accrued liabilities	$5,788,713	$3,976,064

Note 7 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company has operating leases for its clinic with a remaining lease term of approximately 7.2 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended June 30, 2022 and 2021 amounted to approximately $199,800 and $38,500, respectively. Lease expense for the six months ended June 30, 2022 and 2021 amounted to approximately $389,300 and $59,200, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2022 and 2021 was approximately $85,200 and $18,500, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2022 and 2021 was approximately $165,700 and $24,700, respectively.

The difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

As of June 30, 2022, the Company had total operating lease liabilities of approximately $4.4 million and right-of-use assets of approximately $3.9 million, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:

	June 30,	December 31,
	2022	2021
Right to use assets, net	$3,883,529	$3,886,866

Right to use assets – operating leases are summarized below:
	June 30,	December 31,
	2022	2021
Lease liability	$4,393,664	$4,134,802
Less: current portion	(260,700)	(161,838)
Lease liability, non-current	$4,132,964	$3,972,964

Maturity analysis under these lease agreements are as follows:

For the twelve months ended June 30, 2023	$746,876
For the twelve months ended June 30, 2024	907,369
For the twelve months ended June 30, 2025	897,472
For the twelve months ended June 30, 2026	916,801
For the twelve months ended June 30, 2027	937,074
Thereafter	2,361,735
Total	6,767,327
Less: Present value discount	(2,373,663)
Lease liability	$4,393,664

Note 8 – Debt

Howe Note 1

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note (the “Howe Note 1”) due June 30, 2022, dated December 30, 2021, to the Michael C. Howe Living Trust (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Note is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six months from the date of execution (on July 19, 2022 this date was extended to September 10, 2022), or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $850,000 and was funded on December 30, 2021. An original issue discount in the amount of $150,000 was recorded. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. At June 30, 2022, the principal balance of this note was $1,000,000; $116,507 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $33,493.

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

Diamond Note 1

The Company issued a 10% Promissory Note due August 14, 2022, dated February 14, 2022 (the “Diamond Note 1”), to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Diamond Note 1 is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares. The warrants have an aggregate commitment date fair value of $2,914. At June 30, 2022, the principal balance of this note was $175,000; $20,877 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $5,373.

On March 22, 2022, the Company issued 168,221 shares of common stock with a contract price of $0.25 per share of $42,055 and a grant date market value of $0.127 per share or $21,364 were issued to Larry Diamond, its Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 1.

Diamond Note 2

The Company issued a 10% Promissory Note due June 18, 2022 (the “Diamond Note 2”), dated March 18, 2022, to Lawrence Diamond (the “Lender”), which was subsequently amended. Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note 2 is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022 (on July 12, 2022 this date was extended to September 10, 2022), (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 200,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock. The warrants have an aggregate commitment date fair value of $2,213. All amounts due for The Diamond Note, with the exception of $23,529, was paid on April 8, 2022. $23,529 remained outstanding as of June 30, 2022.

On April 27, 2022, the Company issued 96,471 shares of common stock with a contract price of $0.25 per share or $24,118 and a grant date market value of $0.16 or $15,434 to Larry Diamond, it’s Chief Executive Officer, as commitment shares as set forth and defined in Diamond Note 2. The Company also issued five-year warrants to purchase 92,942 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to a promissory note.

AJB Capital Note

On March 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 720,000 shares ($180,000) if the Company repays the Note on or prior to its maturity (the “True-Up Provision”), (ii) a promissory note in the aggregate principal amount of $750,000, and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Warrants”). The Note and Warrants were issued on March 17, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $430,000, the Note was issued in a principal amount of $750,000 for a purchase price of $675,000, resulting in an original issue discount of $75,000; the warrants had a commitment date fair value of $24,952; and the commitment fee shares had a commitment date fair value of $324,962, resulting in a total discount in the amount of $424,914. The Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $616,250, due to a reduction in the $675,000 purchase price as a result of broker, legal, and transaction fees. $194,656 of the discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining discount at June 30, 2022 was $230,258. At June 30, 2022, the principal balance of this note was $750,000.

Anson East Master Fund LP and Anson Investments Master Fund LP

On April 6, 2022, the Company entered into separate Securities Purchase Agreement with each of Anson East Master Fund LP and Anson Investments Master Fund LP with respect to the sale and issuance to AEMF and AIMF of: (i) an aggregate initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 722,400 shares ($180,000) if the Company repays the Notes on or prior their maturity, (ii) promissory notes in the aggregate principal amount of $750,000 (the “Notes”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Warrants”) at an initial exercise price of $0.50 per share, subject to adjustment. The Notes and Warrants were issued on April 6, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreements. The notes were issued in a total principal amount of $750,000 for a total purchase price of $675,000, resulting in an original issue discount of $75,000; the warrants had an aggregate commitment date fair value of $168,130; and the commitment shares had an aggregate commitment date fair value of $563,665, resulting in a total discount in the amount of $638,665. $160,121 of the discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining discount at June 30, 2022 was $478,544. At June 30, 2022, the principal balance of this note was $750,000.

GS Capital Partners

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with GS Capital Partners (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $159,259 in the form of 637,036 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), which Commitment Fee Shares can be decreased to 266,280 shares ($66,570) if the Company repays the Note on or prior to their maturity, (ii) promissory note in the principal amount of $277,777, and (iii) Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock (the “Warrants”) at an initial exercise price of $0.50 per share, subject to adjustment. The Note and Warrants were issued on April 18, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement. The notes were issued in a total principal amount of $277,777 for a total purchase price of $250,000, resulting in an original issue discount of $27,777; the warrants had an aggregate commitment date fair value of $26,846; and the commitment shares had an aggregate commitment date fair value of $135,312. The Company also recorded a discount in the amount of $22,500 for the costs of financing, resulting in a total discount in the amount of $212,435. $54,386 of the discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining discount at June 30, 2022 was $159,049. At June 30, 2022, the principal balance of this note was $277,777.

Diamond Note 3

On April 27, 2022, the Company issued a 10% Promissory Note due June 30, 2022 (the “Diamond Note 3”) to Lawrence Diamond (the “Lender”). Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note 3 is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022 (on July 12, 2022 this date was extended to September 10, 2022), (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note 3 payable to the Company for the Diamond Note 3 was $200,000 resulting in an original issue discount of $35,294 and was funded on April 27, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $23,529. The Company also issued 96,471 shares of stock with a value of $16,200 as a commitment fee and five-year warrants with a fair value of $8,800 to purchase 96,471 shares of common stock at a price of $0.50 per share; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $83,823. Following an event of default, as defined in the Diamond Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 3 contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 3, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. At June 30, 2022, the principal balance of this note was $235,294; $34,861 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discounts at June 30, 2022 were $48,962.

Kishon Investments, LLC

On May 10, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Kishon Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $159,259 in the form of 637,036 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”), (ii) promissory note in the principal amount of $277,777 due on November 10, 2022, and (iii) Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock (the “Warrants”) at an initial exercise price of $0.50 per share, subject to adjustment. The Note and Warrants were issued on May 10, 2022 (the “Original Issue Date”) and were held in escrow pending effectiveness of the Purchase Agreement. The note was issued in a total principal amount of $277,777 for a total purchase price of $250,000, resulting in an original issue discount of $27,777; the warrants had an aggregate commitment date fair value of $15,780; and the commitment shares had an aggregate commitment date fair value of $122,712, resulting in a total discount in the amount of $166,269. $32,463 of the discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining discount at June 30, 2022 was $133,806. At June 30, 2022, the principal balance of this note was $277,777.

Diamond Note 4

The Company issued a 10% Promissory Note due as described below (the “Diamond Note 4”), dated May 18, 2022, to Lawrence Diamond. The principal amount of the Diamond Note 4 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and had a maturity date that was the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. On August 3, 2022, the maturity date was amended to (i) September 10, 2022 or (ii) five days after the date on which we successfully list our shares of common stock on any of the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market. The purchase price of the Diamond Note 4payable to us for the Diamond Note 4was $40,000, resulting in an original issue discount of $7,059, and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $4,706. Following an event of default, as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4contains a “most favored nations” clause that provides that, so long as the Diamond Note 4is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 4, we shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Note. In addition, Mr. Diamond will be issued (1) 19,294 five-year warrants (the “May 18 Diamond Warrants”) with a fair value of $2,960 that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,294 shares of Common Stock with a value of $3,160 as commitment shares; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $17,885. At June 30, 2022, the principal balance of this note was $47,059; $5,392 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discount at June 30, 2022 were $12,493.

Finnegan Note 1

On May 23, 2022, the Company issued a 10% Promissory Note due as described below (the “Finnegan Note 1”) to Jessica Finnegan. The principal amount of the Finnegan Note 1 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. The purchase price of the Finnegan Note 1 was $40,000 resulting in an original issue discount of $7,059 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $4,706. Following an event of default, as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 1 is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, we shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Note. In addition, Ms. Finnegan will be issued (1) 19,295 five-year warrants with a fair value of $2,000 (the “May 18 Finnegan Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,295 shares of Common Stock with a value of $3,240 as commitment shares; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $17,005. At June 30, 2022, the principal balance of this note was $47,059; $3,843 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discounts at June 30, 2022 were $13,162.

May 26, 2022 Notes

The Company issued five 10% Promissory Notes due as described below (collectively, the “May 26 Notes”), dated May 26, 2022, to Larry Diamond, Jenny Lindstrom, and other related parties (the “May 26 Lenders”), in the aggregate principal amount of $205,883.

The May 26 Notes carry a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) the date on which we successfully lists our shares of common stock on Nasdaq or NYSE. The aggregate principal amount payable at maturity will be $205,883 plus 10% of that amount plus any accrued and unpaid interest, resulting in an aggregate premium and related discount in the amount of $20,588. The aggregate amount funded was $175,000 resulting in an original issue discount of $30,883. Following an event of default, as defined in the May 26 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The May 26 Notes contain a “most favored nations” clause that provides that, so long as the May 26 Notes are outstanding, if we issue any new security, which the May 26 Lenders reasonably believe contains a term that is more favorable than those in the May 26 Notes, we shall notify the May 26 Lenders of such term, and such term, at the option of the May 26 Lenders, shall become a part of the May 26 Notes. In addition, the May 26 Lenders were issued in the aggregate (1) 84,412 five-year warrants (the “May 26 Warrants”) with an aggregate fair value of $8,750 and (2) 84,412 shares of Common Stock as commitment shares with an aggregate value of $14,175; these amounts were charged to discount on the note, resulting in an aggregate discount on these notes in the amount of $74,396. The May 26 Warrants have an initial exercise price of $0.50 per share. The May 26 Warrants are not exercisable for six months following their issuance. The May 26 Lenders may exercise the May 26 Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the May 26 Warrants are not then registered pursuant to an effective registration statement. At June 30, 2022, the principal balance of these notes was $205,883; $6,631 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discounts at June 30, 2022 were $24,252.

June 9, 2022 Notes

The Company issued two 10% Promissory Notes due as described below (individually, the “Howe Note” and the “Dragon Note”, and collectively, the “June 9 Notes”), dated June 9, 2022, to Michael C. Howe Living Trust and Dragon Dynamic Funds Platform Ltd. (the “June 9 Lenders”) in the aggregate principal amount of $888,235. Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of the Company’s subsidiaries.

The June 9 Notes carry a 10% interest rate per annum, payable in monthly installments. The Howe Note has a maturity date that is the earlier of (i) September 10, 2022, or (ii) the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The Dragon Note has a maturity date that is the earlier of (i) December 9, 2022, or (ii) the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $888,235 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the aggregate amount of $58,824. The aggregate amount funded was $755,000 resulting in an original issue discount of $133,235. In addition, the June 9 Lenders will be issued in the aggregate (1) 364,176 five-year warrants (the “June 9 Warrants”) with a fair value of $32,465 and (2) 364,176 shares of Common Stock with a value of $66,440 as commitment shares; these amounts were charged to discount on the note. The Company also paid issuance costs related to these notes in the aggregate amount of $77,500 which were charged to discount on the notes, resulting in an aggregate discount on these notes in the amount of $368,464. The June 9 Warrants have an initial exercise price of $0.50 per share. The June 9 Warrants are not exercisable for six months following their issuance. At June 30, 2022, the principal balance of these notes were $888,235; $45,607 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discounts at June 30, 2022 were $322,857.

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020. The June 30, 2022 balance, including accrued interest, was $470,375.

These amounts are reflected in the table below:

Notes Payable Table 1:

	June 30,	December 31,
	2022	2021
Notes Payable	$4,937,466	$1,000,000
PPP Loan	460,406	460,406
	5,397,872	1,460,406
Less: Discounts	(1,620,263)	(411,568)
Notes payable - net of discounts	$3,777,609	$1,048,838

Current Portion, net of discounts	$3,777,609	$1,048,838
Long-term portion, net of discounts	$-	$-

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 225,209,745 shares were issued and outstanding on June 30, 2022.

Common Stock Transactions During the Six Months Ended June 30, 2022

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

The Agreement settled for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settled accrued interest and penalties on the amounts due through January 5, 2022, as well as interest payments on amounts incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued.

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 1,541,721 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $0.25 per share and recorded the amount of $385,431 as waiver fees during the six months ended June 30, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 1,720,000 Commitment Fee Shares to AJB Capital Investors, LLC. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $0.25 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $0.127 per share. The derivative liability was valued at $106,608 on the date of the transaction and was revalued at $75,158 on June 30, 2022. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

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

On April 27, 2022, the Company issued 96,471 shares of common stock with a contract price of $0.25 per share or $24,118 and a grant date market value of $0.16 or $15,434 to Larry Diamond, its Chief Executive Office, as commitment shares as set forth and defined in Diamond Note 3. The Company recorded these shares at their relative fair value of the components of Diamond Note 3, or $16,200, and recorded a loss in the amount of $765 on this transaction. The Company also issued five-year warrants to purchase 96,471 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to Diamond Note 3. See Note 8.

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

Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $159,259, the Note was issued in the principal amount of $277,777 for a purchase price of $250,000, resulting in the original issue discount of $27,777; and the Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment. See Note 8.

On May 18, 2022, the Company issued 19,294 shares of common stock to Larry Diamond, it’s Chief Executive Officer at a contractual price of $0.25 per share and a market price at issuance date of $0.1517 per share as commitment shares as set forth and defined in Diamond Note 4. The Company recorded these shares at their relative fair value of the components of Diamond Note 4, or $3,160, and recorded a loss in the amount of $249 on this transaction. The Company also issued five-year warrants to purchase 19,294 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to Diamond Note 4. See Note 8.

On May 23, 2022, the Company issued 19,295 shares of common stock to Jessica Finnegan at a contractual price of $0.25 per share and a market price at issuance date of $0.1794 per share as commitment shares as set forth and defined in Finnegan Note 1. The Company recorded these shares at their relative fair value of the components of Finnegan Note 1, or $3,240, and recorded a gain in the amount of $222 on this transaction. The Company also issued five-year warrants to purchase 19,295 shares of common stock at a price of $0.50 to Ms. Finnegan pursuant to Finnegan Note 1. See Note 8.

On May 26, 2022, the Company issued 84,412 shares of common stock to the May 26 Lenders at a contractual price of $0.25 per share and a market price at issuance date of $0.1517 per share as commitment shares as set forth and defined in the May 26, 2022 Notes. The Company recorded these shares at their relative fair value of the components of the May 26 Note, or $14,175, and recorded a loss in the amount of $1,369 on these transactions. The Company also issued five-year warrants to purchase 84,412 shares of common stock at a price of $0.50 to the May 26 Lenders pursuant to the May 26, 2022. See Note 8.

On June 9, 2022, the Company issued 364,176 shares of common stock to the June 9 Lenders at a contractual price of $0.25 per share and a market price at issuance date of $0.1485 per share as commitment shares as set forth and defined in the June 9 Notes. The Company recorded these shares at the relative fair value of the components of June 9 Notes, or $66,400, and recorded an aggregate loss in the amount of $9,356 on these transactions. The Company also issued five-year warrants to purchase 364,176 shares of common stock at a price of $0.50 to the May 26 Lenders pursuant to the June 9 notes. See Note 8.

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

Also, during the six months ended June 30, 2021, the Company charged the amount of $7,897 to operations in connection with the vesting of stock granted to its officers and board members; the Company also charged the amount of $201,294 to operations in connection with the vesting of options granted to its officers and board members.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred and we have designated 400,000 shares as Series X Preferred Stock.

Series A Preferred Stock

Series A Preferred Stock Transactions During the Six Months Ended June 30, 2022

None.

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

Series C Preferred Stock

Series C Preferred Stock Transactions During the Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company accrued dividends on the Series C Preferred Stock in the amount of $32,955.

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

Between May 4 and May 26, 2021, 1,059,356 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,237,424 shares of common stock. During the six months ended June 30, 2021, the Company accrued dividends on the Series C Preferred Stock in the amount of $42,078.

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

Series D Preferred Stock

Pursuant to the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock of the Company, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2021 (the “COD”), there are 10,000,000 shares of our preferred stock that have been designated as the Series D Preferred Stock and each share of the Series D Preferred Stock is convertible at the option of the holder thereof, or automatically upon the request of the our underwriters that the Series D Preferred Stock convert to shares of Common Stock or upon listing of the our Common Stock on a national securities exchange. The number of shares of Common Stock issuable upon the conversion of each share of Series D Preferred Stock is calculated by dividing the Conversion Amount (defined in the COD as the Stated Value, $1.05 per share, plus accrued and unpaid dividends) by the $0.25 conversion price.

Series D Preferred Stock Transactions During the Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company accrued dividends on the Series D Preferred Stock in the amount of $96,847.

Series D Preferred Stock Transactions During the Six Months Ended June 30, 2021

None.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of June 30, 2022 and December 31, 2021. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Six Month Ended June 30, 2022

On June 7, 2022, the Company issued 405,131 shares of common stock at an average price of $0.2149 per share as payment for dividends payable on the Series X Preferred Stock in the amount of $87,053.

During the six months ended June 30, 2022, the Company accrued dividends in the amount of $30,282 on the Series X Preferred Stock.

Series X Preferred Stock Transactions During the Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Company accrued dividends in the amount of $31,536 on the Series X Preferred Stock.

Stock Options

The following table summarizes the options outstanding at June 30, 2022 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03- 0.39	16,354,961	8.78	$0.213	5,469,961	$0.161
	16,354,961	8.78	$0.213	5,469,961	$0.161

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2021	18,329,543	$0.206
Granted	200,000	$0.25
Expired	(2,174,582)	0.155
Outstanding at June 30, 2022	16,354,961	$0.213
Options vested and exercisable	5,469,961	$0.161

On June 13, 2022, the Company issued 200,000 ten-year options with an exercise price of $0.25 and a fair value of $23,316 to Tom Brodmerkel, its Chairman, to the position of Chief Financial Officer.

During the three months ended June 30, 2022 and 2021, the Company charged the amount of approximately $135,295 and $195,000, respectively, for the vesting of stock options. During the six months ended June 30, 2022 and 2021, the Company charged the amount of approximately $302,310 and $201,000, respectively, for the vesting of stock options.

At June 30, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $2.2 million.

The Company valued stock options during the six months ended June 30, 2022 and 2021 using the Black-Scholes valuation model utilizing the following variables:

	June 30,	June 30,
	2022	2021
Volatility	143.6%	167.8% to 183.5%
Dividends	$-	$-
Risk-free interest rates	3.04%	0.82% to 1.69%
Term (years)	5.00	5.00 to 10.00

Warrants

The following table summarizes the warrants outstanding on June 30, 2022, and the related prices for the warrants to purchase shares of the Company’s common stock (see note 8):

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2021	29,820,000	$0.625
Granted	3,470,673	$0.526
Exercised	-	$-
Outstanding on June 30, 2022	33,290,673	$0.615

The Company valued warrants during the six months ended June 30, 2022 and 2021 using the Black-Scholes valuation model utilizing the following variables:

	June 30,	June 30,
	2022	2021
Volatility	143.6 to 150.7%	171.6% to 183.5%
Dividends	$-	$-
Risk-free interest rates	0.76% to 3.04%	1.15% to 1.63%
Term (years)	0.25 to 5.00	5.00 to 6.50

Note 10 – Commitments and Contingencies

Legal

There are no pending or anticipated legal actions at this time.

Note 11 – Subsequent Events

On July 7, 2022, the Company issued two 10% Promissory Notes due as described below (individually, the “Schrier Note” and the “William Mackay Note”, and collectively, the “Notes”), to Charles Schrier and William Mackay Investments LLC, (together, the “Lenders”) and in respect of which the Company received proceeds of $270,000.

The Notes carry a 10% interest rate per annum, accrued monthly and payable at maturity. The Schrier Note has a maturity date that is the earlier of (i) January 8, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The William Mackay Note has a maturity date that is the earlier of (i) August 8, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE.

The aggregate amount payable at maturity will be $317,647 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Notes contain a “most favored nations” clause that provides that, so long as the Notes are outstanding, if the Company issues any new security, which the Lenders reasonably believe contains a term that is more favorable than those in the Notes, the Company shall notify the Lenders of such term, and such term, at the option of the Lenders, shall become a part of the Notes. In addition, the Lenders will be issued in the aggregate (1) 130,235 five-year warrants (the “Warrants”) and (2) 130,235 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Lenders may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement.

On July 21, 2022, the Company issued a 10% Promissory Notes due to Michael C Howe Living Trust (the “Lender”) and in respect of which the Company received proceeds of $255,000.

The Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity date that is the earlier of (i) September 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE

The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued (1) 123,000 five-year warrants (the “Warrants”) and (2) 123,000 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Lender may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement.

On July 21, 2022, the Company issued a 10% Promissory Notes due to Juan Carlos Iturregui (the “Lender”) and in respect of which the Company received proceeds of $25,000. Mr. Iturregui is a member of the Company’s Board of Directors.

The Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE.

The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued (1) 12,059 five-year warrants (the “Warrants”) and (2) 12,059 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Lender may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement.

On July 26, 2022, the Company issued a 10% Promissory Notes due to Erik Scott Nommsen (the “Lender”) and in respect of which the Company received proceeds of $50,000.

The Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity date that is the earlier of (i) September 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE.

The amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued (1) 24,117 five-year warrants (the “Warrants”) and (2) 24,117 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Lender may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement.

On July 27, 2022, the Company issued a 10% Promissory Notes due to James H. Caplan (the “Lender”) and in respect of which the Company received proceeds of $50,000.

The Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE.

The amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued (1) 24,117 five-year warrants (the “Warrants”) and (2) 24,117 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Lender may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement.

On August 3, 2022, the Company amended the maturity date of the Diamond Note 4 to the earlier of (i) September 10, 2022 or (ii) five days after the date on which we successfully list our shares of common stock on any of the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market.

On August 4, 2022, the Company issued a 10% Promissory Notes due to Jack Enright (the “Lender”) and in respect of which the Company received proceeds of $102,000.

The Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity of February 3, 2023.

The amount payable at maturity will be $120,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 49,200 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25.

On August 4, 2022, the Company issued a 10% Promissory Notes due to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (collectively, the “Lenders”) and in respect of which the Company received proceeds of $25,000.

The Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity of February 3, 2023.

The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lenders of such term, and such term, at the option of the Lenders, shall become a part of the Note. In addition, the Lenders will be issued in aggregate (1) 12,059 five-year warrants (the “Warrants”) and (2) 12,059 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Lenders may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement.

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

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and have added five additional operating clinics as of the date of this filing for a total of six clinics open and operating. We announced leases for two new clinics in the greater Denver, Colorado area. These new locations, and a new location in Wayzata, Minnesota are expected to open in the fourth quarter of 2022. We plan to open clinics in residential concentrations of population to enhance the convenience, especially timely due to the changes in community travel patterns resulting from the pandemic. Our clinicians use both telehealth (virtual) and in-person visits to treat and coach the clients along their journey to better health and quality of life. Our clinics are led by Nurse Practitioners that use their license, extensive training, expertise, and empathy to help people remain stable or improve their health. We emphasize wellness, beginning with a clients’ co-developed plan that identifies from where a person is starting and constructs a plan for how they can achieve their goals. The practice uses an integrated health approach that includes an assessment of both the individual’s behavioral and physical health and combines this with their activation level and their goals. The clinic offers wellness coaching, behavioral health care, episodic care, dermatologic services, and supplements. We seek to care for the whole person’s needs.

Like the first clinic, we seek to locate clinics convenient to residential centers. In pursuit of this approach, we intend to continue to expand our relationship with Lennar Corporation and other large-scale developers. While we have no formal relationship with these developers other than as a tenant, we believe such relationships give us an advantage in recruiting and retaining clients in close proximity to our locations

Business Summary

Our operating subsidiary, The Good ClinicTM, produced increased operational results in the second quarter of 2022 as compared to the first quarter of 2022.

During the first quarter of 2022, The Good Clinic client visits were driven mainly by the demand for COVID-19 testing and vaccinations, which generally require shorter appointments. Even though the visits are briefer, these interactions with new clients allow us to demonstrate our differentiating clinic experience. As a result, we converted first-time customers into ongoing clients.

Metrics from the three months ended June 30, 2022:

•         The Good Clinic recorded a 45% quarter-over-quarter increase in unique (i.e., first-time) clients.

•         The total number of visits in the second quarter of 2022 increased by 11%, as compared to the first quarter of 2022.

•         The average length of appointment times increased during the second quarter of 2022, which we measure as minutes of care. There was a 112% increase in total care minutes during the second quarter of 2022, as compared to the first quarter of 2022, with the average minutes per visit increasing by 91%.

These metrics indicate the client’s adoption of our primary care concept focused on preventive care and improved well-being. Moreover, the quarterly results illustrate that The Good Clinic providers are delivering more complex care and are therefore receiving higher per-visit reimbursements.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period of any future periods. Further, as a result of any acquisitions of other businesses, we may experience large expenditures specific to the transactions that are not incident to our operations.

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

The Company recognized revenue of approximately $0.2 million for the three months ended June 30, 2022, compared to $8,200 for the three months ended June 30, 2021. The increase in revenue is the result of the service and product revenue from The Good Clinic’s six locations.

Cost of Sales

The Company incurred approximately $0.6 million of cost of goods sold for the three months ended June 30, 2022, compared to $3,600 for the three months ended June 30, 2021. During the first quarter of 2021 there were only a few direct clinical services performed due to the lack of in force payer contracts and the newness of the clinic. As such, the allocation of the expenses related to clinical staff were attributed to operating expenses and not cost of sales. The increase in cost of goods sold is the result of the opening and operating of The Good Clinic’s six locations and having in force payer relationships.

Gross (Loss) Profit

Our gross loss was approximately $0.4 million for the three months ended June 30, 2022, compared to gross profit of $4,600 for the three months ended June 30, 2021.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2022, were approximately $2.3 million. For the comparable period in 2021, the operating expenses were approximately $1.4 million.

Operating expenses for the three months ended June 30, 2022, were comprised primarily of $1.4 million of payroll, payroll taxes and employee benefit expenses, $0.2 million in rent and utilities, $0.1 million in legal and professional fees; $0.1 million in marketing; $0.2 million in depreciation, $0.2 million in stock-based compensation expenses and $0.1 million in other operating costs.

Operating expenses for the three months ended June 30, 2021 were comprised primarily of $0.4 million of payroll and payroll taxes; $0.3 million of non-cash compensation, $0.2 million in legal and professional fees; $0.1 million in marketing, $0.1 million in consulting fees and $0.3 million in other operation costs.

Other Income and Expenses

Interest expense was approximately $0.9 million for the three months ended June 30, 2022, compared to approximately $1,100 for the three months ended June 30, 2021.

During the three months ended June 30, 2022, we recorded a loss on waiver and commitment fee shares of approximately $11,600.

During the three months ended June 30, 2022, we recorded a loss on the revaluation of derivative liabilities of approximately $0.2 million

During the three months ended June 30, 2021, we recorded a loss on legal settlement of $70,000.

During the three months ended June 30, 2022, the Company declared Preferred Stock dividends of approximately $0.1 million compared to approximately $0.1 million for the three months ended June 30, 2021.

Net loss

For the three months ended June 30, 2022, we had a net loss available to common shareholders of approximately $3.9 million, or a net loss per share, basic and diluted of ($0.02) compared to a net loss available to common shareholders of approximately $1.5 million, or a net loss per share, basic and diluted of ($0.01), for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

The Company recognized revenue of approximately $0.3 million for the six months ended June 30, 2022, compared to $11,200 for the six months ended June 30, 2021. The increase in revenue is the result of the service and product revenue from The Good Clinic’s six locations.

Cost of Sales

The Company incurred approximately $1.2 million of cost of goods sold for the six months ended June 30, 2022, compared to $5,300 for the six months ended June 30, 2021. During the first and second quarters of 2021 there were only a few direct clinical services performed due to the lack of in force payer contracts and the newness of the clinic. As such, the allocation of the expenses related to clinical staff were attributed to operating expenses and not cost of sales. The increase in cost of goods sold is the result of the opening and operating of The Good Clinic’s six locations and having in force payer relationships.

Gross (Loss) Profit

Our gross loss was approximately $0.9 million for the six months ended June 30, 2022, compared to gross profit of $5,900 for the six months ended June 30, 2021.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2022, were approximately $4.9 million. For the comparable period in 2021, the operating expenses were approximately $2.4 million.

Operating expenses for the six months ended June 30, 2022, were comprised primarily of $2.4 million of payroll, payroll taxes and employee benefit expenses, $0.5 million in rent and utilities, $0.4 million in legal and professional fees, $0.2 million in marketing; $0.3 million in consulting fees, $0.4 million in depreciation, $0.4 million in stock-based compensation expenses and $0.3 million in other operating costs.

Operating expenses for the six months ended June 30, 2021 were comprised primarily of $0.5 million of payroll and payroll taxes; $0.3 million of non-cash compensation, $0.6 million in legal and professional fees, $0.3 million in marketing, $0.3 million in consulting fees and $0.4 million in other operation costs.

Other Income and Expenses

Interest expense was approximately $1.7 million for the six months ended June 30, 2022, compared to approximately $1.0 million for the six months ended June 30, 2021.

During the six months ended June 30, 2022, we recorded a gain on waiver and commitment fee shares of approximately $0.2 million.

During the six months ended June 30, 2022, we recorded a gain on settlement of accrued salary of approximately $15,000.

During the six months ended June 30, 2022, we recorded a loss on settlement of accounts payable of $0.1 million as compared to a gain on settlement of accounts payable of approximately $6,000 for the six months ended June 30, 2021.

During the six months ended June 30, 2022, we recorded a loss on the revaluation of derivative liabilities of approximately $0.1 million, compared to a loss of approximately $0.5 million for the six months ended June 30, 2021.

During the six months ended June 30, 2021, we recorded a loss on legal settlement of $0.1 million.

During the six months ended June 30, 2021, we recorded a gain on the settlement of notes payable of approximately $1,800.

During the six months ended June 30, 2022, the Company declared Preferred Stock dividends of approximately $0.2 million compared to approximately $0.1 million for the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Company recorded Preferred Stock deemed dividends of approximately $0.3 million.

Net loss

For the six months ended June 30, 2022, we had a net loss available to common shareholders of approximately $7.6 million, or a net loss per share, basic and diluted of ($0.03) compared to a net loss available to common shareholders of approximately $4.3 million, or a net loss per share, basic and diluted of ($0.02), for the six months ended June 30, 2021.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of June 30, 2022, we had cash of approximately $36,000 compared to cash of approximately $1.2 million as of December 31, 2021.

Net cash used in operating activities was approximately $4.0 million for the six months ended June 30, 2022. This is the result of our business development efforts pertaining to the start-up of the first six clinics. Cash used in operations for the six months ended June 30, 2021, was approximately $2.1 million.

Net cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2022. The amounts relate to the purchase of fixed assets and leasehold improvement on our clinics. Net cash used for investing activities for the six months ended June 30, 2021 was $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2022, was approximately $3.1 million, consisting of proceeds from notes payable, net of discounts, of $3.3 million offset by principal payment on related party notes payable of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2021, was $4.3 million consisting of proceeds from a private placement offering of common stock of $1.7 million and $2.8 million from the sale of Series C Preferred Stock and warrants. Partially offsetting the proceeds was approximately $0.2 million of payment on notes payable.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our second quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

The Agreement settled for certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Agreement and April 1, 2022. The Agreement also settled accrued interest and penalties on the amounts due through January 5, 2022, as well as interest payments on amounts incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued.

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 1,541,721 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $0.25 per share and recorded the amount of $385,431 as waiver fees during the six months ended June 30, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

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

On April 6, 2022, the Company issued an aggregate of 1,720,000 shares of commitment fee shares and Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock to Anson East Master Fund LP and Anson Investments Master Fund LP. The commitment fee shares were issued at an aggregate value of $359,480. The initial exercise price for the warrants is $0.50 per share.

On April 18, 2022, the Company issued 637,036 shares of commitment fee shares and Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock to GS Capital Partners. The commitment fee shares were issued at an aggregate value of $113,392. The initial exercise price for the warrants is $0.50 per share.

On April 27, 2022, the Company issued 96,471 shares of common stock with a contract price of $0.25 per share or $24,118 and a grant date market value of $0.16 or $15,434 to Larry Diamond, its Chief Executive Officer, as commitment fee shares as set forth and defined in Diamond Note 3.  The Company recorded these shares at their relative fair value of the components of Diamond Note 3, or $16,200, and recorded a loss in the amount of $765 on this transaction.  The Company also issued five-year warrants to purchase up to 96,471 shares of the Common Stock to Lawrence Diamond. The initial exercise price for the warrants is $0.50 per share.

On May 10, 2022, the Company issued 637,036 shares of commitment fee shares and Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock to Kishon Investments, LLC. The commitment fee shares were issued at an aggregate value of $94,918. The initial exercise price for the warrants is $0.50 per share.

On May 18, 2022, the Company issued 19,294 shares of common stock to Larry Diamond, it’s Chief Executive Officer at a contractual price of $0.25 per share and a market price at issuance date of $0.1517 per share as commitment shares as set forth and defined in Diamond Note 4. The Company recorded these shares at their relative fair value of the components of Diamond Note 4, or $3,160, and recorded a loss in the amount of $249 on this transaction. The Company also issued five-year warrants to purchase 19,294 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to Diamond Note 4.

On May 23, 2022, the Company issued 19,295 shares of common stock to Jessica Finnegan at a contractual price of $0.25 per share and a market price at issuance date of $0.1794 per share as commitment shares as set forth and defined in Finnegan Note 1. The Company recorded these shares at their relative fair value of the components of Finnegan Note 1, or $3,240, and recorded a gain in the amount of $222 on this transaction. The Company also issued five-year warrants to purchase 24,118 shares of common stock at a price of $0.50 to Ms. Finnegan pursuant to Finnegan Note 1.

On May 26, 2022, the Company issued 84,412 shares of common stock to the May 26 Lenders at a contractual price of $0.25 per share and a market price at issuance date of $0.1517 per share as commitment shares as set forth and defined in the May 26, 2022 Notes. The Company recorded these shares at their relative fair value of the components of the May 26 Note, or $14,175, and  recorded a loss in the amount of $1,369 on these transactions. The Company also issued five-year warrants to purchase 84,412 shares of common stock at a price of $0.50 to the May 26 Lenders pursuant to the May 26, 2022.

On June 9, 2022, the Company issued 364,176 shares of common stock to the June 9 Lenders at a contractual price of $0.25 per share and a market price at issuance date of $0.1485 per share as commitment shares as set forth and defined in the June 9 Notes. The Company recorded these shares at the relative fair value of the components of June 9 Notes, or $66,400, and recorded an aggregate loss in the amount of $9,356 on these transactions. The Company also issued five-year warrants to purchase 364,176 shares of common stock at a price of $0.50 to the May 26 Lenders pursuant to the June 9 notes.

ITEM 3. DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10Q

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

3.12	Certificate of Incorporation of Trunity Holdings, Inc., as amended	S-1	3.12	2/10/2022

3.13	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	10/22/2021

4.1	Promissory Note in the principal amount of $750,000 dated March 17, 2022	8-K	4.1	03/24/2022

4.2	Promissory Note in the principal amount of $235,294 dated March 18, 2022	8-K	4.2	03/24/2022

		Form Type	Exhibit Number	Date Filed	Filed Herewith

10.1	Promissory Note between the Company and Michael C. Howe Living Trust, dated December 30, 2021	8-K	10.1	01/05/2022

10.2	Debt for Equity Exchange Agreement between the Company and Gardner Builders Holdings, LLC, dated January 7, 2022	8-K	10.1	02/02/2022

10.3	Form of Promissory Note and Form of Warrant Agreement	8-K	10.1	02/17/2022

10.4	Employment Agreement for Ms. Finnegan Dated January 12, 2022	8-K	10.1	03/03/2022

10.5	Securities Purchase Agreement, between Mitesco, Inc. and AJB Capital Investments, LLC, dated March 18, 2022	8-K	10.1	03/24/2022

10.6	Common Stock Purchase Warrant dated March 17, 2022	8-K	10.2	03/24/2022

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2022, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC. F/K/A TRUE NATURE HOLDING, INC.

Dated: August 12, 2022	By:	/s/ Thomas Brodmerkel
Thomas Brodmerkel
Chief Financial Officer and Principal Financial Officer