Form 10-Q
period 2022-09-30
Mitesco, Inc.
filed 2022-11-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 11, 2022, the registrant had outstanding 226,807,925 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2022	2021
	(unaudited)
Current assets
Cash and cash equivalents	$6,236	$1,164,483
Accounts Receivable	123,354	44,313
Inventory	55,976	25,314
Prepaid expenses	138,723	72,985
Total current assets	324,289	1,307,095

Right to use operating leases, net	3,805,757	3,886,866
Construction in progress	998,553	1,984,701
Fixed assets, net of accumulated depreciation of $0.8 million and $19,600	5,520,096	3,476,164

Total Assets	$10,648,695	$10,654,826

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,469,928	$3,976,064
Accrued interest	169,916	7,657
Derivative liabilities	303,939	-
Lease liability - operating leases, current	325,358	161,838
Notes payable, net of discounts of $1.6 million and $0.4 million	6,191,692	588,432
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	169,422
Preferred stock dividends payable	349,312	195,169
Total current liabilities	14,366,687	5,558,988

Lease Liability- operating leases, non-current	4,071,832	3,972,964

Total Liabilities	18,438,519	9,531,952

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; and 400,000 shares designated Series X:	-	-
Preferred stock, Series A, $0.01 par value, 0 and 4,800 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series C, $0.01 par value, 1,038,708 and 940,644 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10,387	9,406
Preferred stock, Series D, $0.01 par value, 3,100,000 and 3,100,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	31,000	31,000
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at September 30, 2022 and December 31, 2021	242	242
Common stock subscribed	36,575	132,163
Common stock, $0.01 par value, 500,000,000 shares authorized, 226,491,519 and 213,333,170 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,270,698	2,133,332
Additional paid-in capital	26,873,836	24,295,063
Accumulated deficit	(37,012,562)	(25,478,332)
Total stockholders' equity (deficit)	(7,789,824)	1,122,874

Total liabilities and stockholders' equity (deficit)	$10,648,695	$10,654,826

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue-services	$197,525	$13,528	$470,361	$24,744
Revenue-products	524	-	17,149	-
Total revenue	198,049	13,528	487,510	24,744

Cost of goods sold-services	$503,749	$2,486	$1,687,011	$7,804
Cost of goods sold-products	2,262	-	13,510	-
Total cost of goods sold	506,011	2,486	1,700,522	7,804

Gross (loss) profit	(307,962)	11,042	(1,213,012)	16,940

Operating expenses:
General and administrative	$2,000,854	$1,780,456	$6,905,611	$4,136,574

Total operating expenses	2,000,854	1,780,456	6,905,611	4,136,574

Net Operating Loss	(2,308,816)	(1,769,414)	(8,118,623)	(4,119,634)

Other income (expense):
Interest expense	(1,712,877)	-	(3,403,413)	(966,123)
Loss on legal settlement	-	-	-	(70,000)
(Loss) Gain on waiver and commitment fee shares	(14,081)	-	172,573	-
Gain on settlement of accrued salary	-	-	15,032	-
Loss (Gain) on settlement of accounts payable	(10,000)	-	(88,235)	6,045
Gain on settlement of notes payable	-	-	-	1,836
Grant income	-	(52)	-	-
Loss on revaluation of derivative liabilities	(37,977)	-	(111,564)	(493,455)
Total other expense	(1,774,935)	(52)	(3,415,607)	(1,521,697)

Loss before provision for income taxes	(4,083,751)	(1,769,466)	(11,534,230)	(5,641,331)

Provision for income taxes	-	-	-	-

Net loss	$(4,083,751)	$(1,769,466)	$(11,534,230)	$(5,641,331)

Preferred stock dividends	(81,112)	(40,433)	(241,196)	(115,047)
Preferred stock deemed dividends	-	-	-	(332,242)

Net loss available to common shareholders	$(4,164,863)	$(1,809,899)	$(11,775,426)	$(6,088,620)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding - basic and diluted	228,455,759	208,784,236	220,444,547	199,678,995

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total
Balance, June 30, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	225,209,745	$2,257,880	$26,743,676	$36,575	$(32,928,811)	(3,850,032)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-			699	-	-	699
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-			29,380	-	-	29,380
Shares issued for services	-	-	-	-	-	-	-	-	603,177	6,032	71,416	-	-	77,448
Commitment fee shares	-	-	-	-	-	-	-	-	678,597	6,786	84,218	-	-	91,004
Warrants issued with notes payable - Insiders	-	-	-	-	-	-	-	-			26,540	-	-	26,540
Series C Preferred Stock adjusted for prior conversions	-	-	98,064	981	-	-	-	-	-	-	(981)
Preferred stock dividends	-	-	-	-	-	-	-	-			(81,112)	-	-	(81,112)
Loss for the period ended September 30, 2022	-	-	-	-	-	-	-	-				-	(4,083,751)	(4,083,751)
Balance, September 30, 2022	-	$-	1,038,708	$10,387	3,100,000	$31,000	24,227	$242	226,491,519	$2,270,698	$26,873,836	$36,575	$(37,012,562)	$(7,789,824)

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	213,333,170	$2,133,332	$24,295,063	$132,163	$(25,478,332)	1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	3,685	-	-	3,685
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	331,690	-	-	331,690
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	3,179,650	31,797	546,438	-	-	578,235
Commitment fee shares	-	-	-	-	-	-	-	-	5,976,317	65,547	1,154,117	-	-	1,219,664
Waiver fee shares	-	-	-	-	-	-	-	-	2,261,721	22,617	344,541	-	-	367,158
Shares issued for services	-	-	-	-	-	-	-	-	1,353,177	13,532	167,041	-	-	180,573
Warrants issued with note payable - Diamond 1	-	-	-	-	-	-	-	-	-		2,914	-	-	2,914
Warrants issued with note payable - Diamond 2	-	-	-	-	-	-	-	-	-		2,213	-	-	2,213
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	(400,000)	(4,000)	4,000	-	-	-
Series C Preferred Stock adjusted for prior conversions	-	-	98,064	981	-	-	-	-			(981)	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	382,353	3,824	91,764	(95,588)	-	-
Warrants issued with notes payable - Insiders	-	-	-	-	-	-	-	-			89,545	-	-	89,545
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	405,131	4,049	83,002	-	-	87,051
Preferred stock dividends	-	-	-	-	-	-	-	-			(241,196)			(241,196)
Loss for the nine months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(11,534,230)	(11,534,230)
Balance, September 30, 2022	-	$-	1,038,708	$10,387	3,100,000	$31,000	24,227	$242	226,491,519	$2,270,698	$26,873,836	$36,575	$(37,012,562)	$(7,789,824)

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total
Balance, June 30, 2021	-	$-	1,940,644	$19,406	-	$-	24,227	$242	208,188,705	$2,081,887	$17,920,912	$(41,000)	$(18,641,275)	$1,340,172
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	2,564	-	-	2,564
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	199,079	-	-	199,079
Stock options exercised for cash	-	-	-	-	-	-	-	-	350,000	3,500	7,000	-	-	10,500
Exercise of options by cashless conversion	-	-	-	-	-	-	-	-	315,000	3,150	(3,150)	-	-	-
Cash paid for common stock subscribed	-	-	-	-	-	-	-	-	-	-	-	41,000	-	41,000
Common stock subscribed for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	156,441	-	156,441
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(1,000,000)	(10,000)	-	-	-	-	4,000,001	40,000	(30,000)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(40,433)	-	-	(40,433)
Loss for the period ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(1,769,466)	(1,769,466)
Balance, September 30, 2021	-	$-	940,644	$9,406	-	$-	24,227	$242	212,853,706	$2,128,537	$18,055,972	$156,441	$(20,410,741)	$(60,143)

Balance, December 31, 2020	4,800	$48	-	$-	-	$-	26,227	$262	155,381,183	$1,553,812	$10,340,821	$-	$(14,437,168)	$(2,542,225)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	7,897	-	-	7,897
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	203,858	-	-	203,858
Stock options exercised for cash	-	-	-	-	-	-	-	-	350,000	3,500	7,000	-	-	10,500
Exercise of options by cashless conversion	-	-	-	-	-	-	-	-	315,000	3,150	(3,150)	-	-	-
Shares issued for exercise of stock options	-	-	-	-	-	-	-	-	7,616,668	76,166	152,334	(41,000)	-	187,500
Common stock issued for services	-	-	-	-	-	-	-	-	1,099,320	10,963	410,596	-	-	421,559
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	33,944,157	339,442	2,314,353	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-	-	-	-	-	6,672,000	66,750	1,601,250	-	-	1,668,000
Sale of Preferred Stock Series C	-	-	3,000,000	30,000	-	-	-	-	-	-	1,461,283	-	-	1,491,283
Warrants issued with Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	1,268,717	-	-	1,268,717
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-	-	-	-	-	600,000	6,000	(5,952)	-	-	-
Net shares issued in connection with settlement agreement	-	-	-	-	-	-	(2,000)	(20)	(1,362,047)	(13,620)	141,550	-	-	127,910
Cash paid for common stock subscribed	-	-	-	-	-	-	-	-	-	-	-	41,000	-	41,000
Common stock subscribed for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	156,441	-	156,441
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(2,059,356)	(20,594)	-	-	-	-	8,237,425	82,374	(61,780)	-	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-	-	-	-	-	-	-	206,242	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-	-	-	-	-	-	-	126,000	-	(126,000)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(115,047)		-	(115,047)
Loss for the period ended September 30, 2021	-	-		-	-	-			-	-	-	-	(5,641,331)	(5,641,331)
Balance, September 30, 2021	-	$-	940,644	$9,406	-	$-	24,227	$242	212,853,706	$2,128,537	$18,055,972	$156,441	$(20,410,741)	$(60,143)

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine
	Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,534,230)	$(5,641,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	639,455	78,954
Amortization of right-to-use asset	370,064	71,349
Net gain on settlement of notes payable	-	(1,836)
Financing cost - waiver fee shares	565,431	-
Gain on waiver fee shares	(198,273)	-
Loss on commitment shares	25,700	-
Gain on conversion of accrued salary	(15,032)	-
(Gain) loss on revaluation of derivative liabilities	111,564	493,455
Loss on settlement of accounts payable	78,235	-
Amortization of discount on notes payable	2,588,963	756,795
Share-based compensation	335,375	761,222
Changes in assets and liabilities:
Accounts receivables	(79,041)	(7,319)
Prepaid expenses	114,836	(28,844)
Inventory	(30,662)	(22,794)
Accounts payable and accrued liabilities	1,501,904	1,651,191
Operating lease liability, net	(26,567)	59,920
Other current liabilities	(73,286)	880
Accrued interest	162,259	203,447
Net cash used in operating activities	(5,463,305)	(1,624,911)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets and construction in progress	(190,248)	(2,300,338)
Net cash used in investing activities	(190,248)	(2,300,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	1,668,000
Proceeds from sales of Series C Preferred Stock, net of fees	-	2,760,000
Proceeds from sale of common stock	-	51,500
Proceeds from notes payable - related parties, net of discounts	2,918,100	-
Proceeds from notes payable, net of discounts	1,812,500	-
Principal payments on notes payable related parties	(235,294)	-
Principal payments on notes payable	-	(177,534)
Net cash provided by financing activities	4,495,306	4,301,966
Net increase in cash and cash equivalents	(1,158,247)	376,717

Cash and cash equivalents at beginning of period	1,164,483	64,789
Cash and cash equivalents at end of period	$6,236	$441,506

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine
	Months Ended
	September 30,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$-	$2,653,795
Settlement of derivative liabilities	$-	$(1,301,137)
Discount on notes payable due to derivative liabilities	$-	$-
Preferred stock dividend	$241,196	$115,047
Deemed dividends on Preferred Stock	$-	$332,242
Conversion of Series A Preferred stock to common stock	$-	$6,000
Conversion of Series C Preferred stock to common stock	$-	$61,781
Adjustment of Series C Preferred stock to common stock	$981	$-
Conversion of accounts payable to common stock	$500,000	$102,333
Conversion of accrued payroll to common stock	$-	$50,000
Conversion of accounts payable to common stock subscribed	$-	$156,441
Capital expenditures included in accounts payable	$4,403,346	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 AND 2021

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

On November 11, 2021, the Company filed a registration statement on form S-1 in connection with a planned up-list to a national exchange, and on August 3, 2022 the Company filed its fourth amendment to the S-1.

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

Between December 30, 2021 through the date of this filing, the Company has entered into a total $6.6 million face amount of promissory notes for cash proceeds of $5.6 million with certain related parties and other note holders. These notes have been used to fund 2022 operations to date.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settled certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as amounts that became due between the date of the Agreement and April 1, 2022. The Agreement also settled incurred interest and penalties on the amounts due through January 5, 2022, as well as interest payments on amounts incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs was $294,913 and the conversion price was $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued.

As of September 30, 2022, the Company had cash and cash equivalents of $6,000, current liabilities of $14.4 million, and has incurred a loss from operations. The Company intends to a) develop and own primary care clinics operated by nurse practitioners, b) develop and acquire telemedical technologies, and c) evaluate other healthcare related opportunities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020. The September 30, 2022 balance, including accrued interest, was approximately $471,500.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at September 30, 2022 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K filed on April 5, 2022.

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

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of approximately $6,000 as of September 30, 2022, and $1.2 million as of December 31, 2021.

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our condensed consolidated financial statements.

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

The following table sets forth the computation of loss per share for the three and nine months ended September 30, 2022, and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss applicable to common shareholders	$(4,164,863)	$(1,809,899)	$(11,775,426)	$(6,088,620)

Denominator:
Weighted average common shares outstanding	228,455,759	208,784,236	220,444,547	199,678,995

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2022, and 2021, the following shares were issuable and excluded from the calculation of diluted loss:

	September 30,
	2022	2021
Common stock options	16,354,961	18,386,211
Common stock purchase warrants	33,616,260	12,600,000
Convertible Preferred Stock Series C	4,362,575	8,237,425
Convertible Preferred Stock Series D	13,020,000	-
Accrued interest on Preferred Stock	1,522,561	494,883
Potentially dilutive securities	68,876,357	39,718,519

Note 5 – Related Party Transactions

For the nine months ended September 30, 2022:

Mitesco, Inc. (the “Company”) issued a 10% Promissory Note due, as extended, November 30, 2022, dated December 30, 2021, to the Michael C. Howe Living Trust (“Howe Note 1”) (the “Lender”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Howe Note 1 is $1,000,000, carries a 10% interest rate per annum, payable in monthly installments, and had a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 1 payable to the Company for the Howe Note 1 was $850,000 and was funded on December 30, 2021.  An original issue discount in the amount of $150,000 was recorded. In addition, the Lender was issued (i) 2,100,000 5-year warrants at a price of $0.50 with a fair value of $261,568 that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (ii) 96,471 shares of Common Stock as commitment shares. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the note.  At September 30, 2022, the principal balance of this note was $1,000,000; $150,000 of the original issue discount was amortized to interest expense during the nine months ended September 30, 2022, and the remaining original issue discount at September 30, 2022 was $0.

The Company issued a 10% Promissory Note due, as extended, November 30, 2022, dated February 14, 2022 (the “Diamond Note 1”), to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Diamond Note 1 is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date, as extended, that is the earlier of (i) November 30,2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the note payable to the Company for the note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Diamond Note 1, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Diamond Note 1. In addition to the Diamond Note 1 Lender will be issued 367,500 5-year warrants that may be exercised at $.50 per share and 367,500 5-year warrants that may be exercised at $.75 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares.  The warrants have an aggregate commitment date fair value of $2,914. At September 30, 2022, the principal balance of this note was $175,000; $26,250 of the original issue discount was amortized to interest expense during the nine months ended September 30, 2022, and the remaining original issue discount at September 30, 2022 was $0.

The Company issued a 10% Promissory Note due, as amended, June 18, 2022 (the “Diamond Note 2”), dated March 18, 2022, to Lawrence Diamond (the “Lender”). Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note 2 is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date, as amended, that is the earlier of (i) November 30, 2022, (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note 2 payable to the Company for the Diamond Note 2 was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 2, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 2, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the note. In addition, the Lender will be issued 200,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock. The warrants have an aggregate commitment date fair value of $2,213. All amounts due for The Diamond Note 2, with the exception of $23,529, was paid on April 8, 2022. $23,529 remained outstanding as of September 30, 2022.

On March 22, 2022, the Company issued 168,221 shares of common stock with a contract price of $0.25 per share or $42,055 and a grant date market value of $0.127 per share or $21,364 were issued to Larry Diamond, it’s Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 1.

On April 27, 2022, the Company issued 96,471 shares of common stock with a contract price of $0.25 per share or $24,118 and a grant date market value of $0.16 or $15,434 to Larry Diamond, it’s Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 2. The Company also issued five-year warrants to purchase 92,942 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to a promissory note.

On April 27, 2022, the Company issued a 10% Promissory Note due, as extended, November 30, 2022 (the “Diamond Note 3”) to Lawrence Diamond (the “Lender”). Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note 3 is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 3 payable to the Company for the Diamond Note was $200,000 and was funded on April 27, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 3, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the note. At September 30, 2022, the principal balance of this note was $235,294; $35,294 of the original issue discount was amortized to interest expense during the nine months ended September 30, 2022, and the remaining original issue discount at September 30, 2022 was $0.

The Company issued a 10% Promissory Note due as described below (the “Diamond Note 4”), dated May 18, 2022, to Lawrence Diamond. The principal amount of the Diamond Note 4 is $47,059.00, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date, as extended, that is the earlier of (i) November 30, 2022 or (ii) five days after the date on which we successfully list our shares of common stock on any of the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market. The purchase price of the Diamond Note 4 payable to us for the Diamond Note 4 was $40,000 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4 contains a “most favored nations” clause that provides that, so long as the Diamond Note 4 is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 4, we shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the note. In addition, Mr. Diamond will be issued (1) 19,294 five-year warrants (the “May 18 Diamond Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,294 shares of Common Stock as commitment shares. At September 30, 2022, the principal balance of this note was $47,059; discounts in the amount of $14,778 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $6,478 remained outstanding at September 30, 2022.

On May 23, 2022, the Company issued a 10% Promissory Note due as described below (the “Finnegan Note 1”) to Jessica Finnegan. Jessica Finnegan is VP of Human Resources of the Company. The principal amount of the Finnegan Note 1 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is November 20, 2022. The purchase price of the Finnegan Note 1 was $40,000 resulting in an original issue discount of $7,059 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $4,706. Following an event of default, as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 1 is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, we shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the note. In addition, Ms. Finnegan will be issued (1) 19,295 five-year warrants with a fair value of $2,000 (the “May 18 Finnegan Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,295 shares of Common Stock with a value of $3,240 as commitment shares; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $17,005. Discounts in the amount of $12,478 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $4,518 remained outstanding at September 30, 2022.

The Company issued five 10% Promissory Notes due as described below (collectively, the “May 26 Notes”), dated May 26, 2022, to Larry Diamond, Jenny Lindstrom, and other related parties (the “May 26 Lenders”), in respect of which we received proceeds of $175,000. Jenny Lindstrom is the Chief Legal Officer of the Company.

The May 26 Notes carry a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) the date on which we successfully lists our shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $205,883 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the May 26 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The May 26 Notes contain a “most favored nations” clause that provides that, so long as the May 26 Notes are outstanding, if we issue any new security, which the May 26 Lenders reasonably believe contains a term that is more favorable than those in the May 26 Notes, we shall notify the May 26 Lenders of such term, and such term, at the option of the May 26 Lenders, shall become a part of the May 26 Notes. In addition, the May 26 Lenders will be issued in the aggregate (1) 84,412 five-year warrants (the “May 26 Warrants”) and (2) 84,412 shares of Common Stock as commitment shares. The May 26 Warrants have an initial exercise price of $0.50 per share. The May 26 Warrants are not exercisable for nine months following their issuance. The May 26 Lenders may exercise the May 26 Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the May 26 Warrants are not then registered pursuant to an effective registration statement. At September 30, 2022, the principal balance of these notes were $205,883. Discounts in the amount of $51,724 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $22,672 remained outstanding at September 30, 2022.

The Company issued a 10% Promissory Note due as described below (the “Howe Note 2”), dated June 9, 2022, to Michael C. Howe Living Trust and in respect of which we received proceeds of $255,000. Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of the Company’s subsidiaries.

The Howe Note 2 carries a 10% interest rate per annum, payable in monthly installments. The Howe Note 2 has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. In addition, the Company issued (1) 123,000 five-year warrants with a fair value of $21,500 and (2) 123,000 shares of Common Stock with a market value of $44,000 as commitment shares. The warrants have an initial exercise price of $0.50 per share and are not exercisable for nine months following their issuance. At September 30, 2022, the principal balance of this note was $300,000. Discounts in the amount of $71,012 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $37,393 remained outstanding at September 30, 2022.

On June 13, 2022, the Company issued 200,000 ten-year stock options with an exercise price of $0.25 and a fair value of $23,316 to Tom Brodmerkel, its Chairman, for taking on the position of Chief Financial Officer.

On July 21, 2022, the Company issued a 10% Promissory Notes due to Michael C Howe Living Trust (the “Howe Note 3”) and in respect of which the Company received proceeds of $255,000. The Howe Note 3 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Howe Note 3 has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 3 contains a “most favored nations” clause that provides that, so long as the Howe Note 3 is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 3. In addition, Mr. Howe will be issued (1) 123,000 five-year warrants and (2) 123,000 shares of Common Stock as commitment shares. The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. Mr. Howe may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $97,440 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

On July 21, 2022, the Company issued a 10% Promissory Note due to Juan Carlos Iturregui (the “Iturregui Note”) and in respect of which the Company received proceeds of $25,000. Mr. Iturregui is a member of the Company’s Board of Directors. The Iturregui Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Iturregui Note has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in The Iturregui Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Iturregui Note contains a “most favored nations” clause that provides that, so long as The Iturregui Note is outstanding, if the Company issues any new security, which Mr. Iturregui reasonably believes contains a term that is more favorable than those in The Iturregui Note, the Company shall notify Mr. Iturregui of such term, and such term, at the option of Mr. Iturregui, shall become a part of The Iturregui Note. In addition, Mr. Iturregui will be issued (1) 12,059 five-year warrants (the “Warrants”) and (2) 12,059 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. Mr. Iturregui may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $3,686 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $5,867 remained outstanding at September 30, 2022.

On August 4, 2022, the Company issued a 10% Promissory Note due to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (the “Finnegan Note 3”) and in respect of which the Company received proceeds of $25,000. The Finnegan Note 3 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Finnegan Note 3 has a maturity of February 3, 2023. The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Finnegan Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 3 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 3 is outstanding, if the Company issues any new security, which the Finnegans reasonably believes contains a term that is more favorable than those in the Finnegan Note 3, the Company shall notify the Finnegans of such term, and such term, at the option of the Finnegans, shall become a part of the Finnegan Note 3. In addition, the Finnegans will be issued in aggregate (1) 12,059 five-year warrants and (2) 12,059 shares of Common Stock as Commitment Shares . The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Finnegans may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $2,898 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $6,405 remained outstanding at September 30, 2022.

On August 18, 2022, the Company issued a 10% Promissory Note due to Michael C Howe Living Trust (the “Howe Note 4”) and in respect of which the Company received proceeds of $170,000. The Howe Note 4 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Howe Note 4 has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 4 contains a “most favored nations” clause that provides that, so long as the Howe Note 4 is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 4, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 4. In addition, Mr. Howe will be issued 82,000 shares of Common Stock as commitment shares (the “Howe Note 4 Commitment Shares”). The Howe Note 4 Commitment Shares are priced at $0.25. Discounts in the amount of $25,128 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $35,647 remained outstanding at September 30, 2022.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2022 and 2021:

	September 30,	December 31,
	2022	2021
Trade accounts payable	$5,925,399	$3,933,305
Accrued payroll and payroll taxes	544,529	23,554
Other	-	19,205
Total accounts payable and accrued liabilities	$6,469,928	$3,976,064

In 2022, nine mechanic’s liens for a total of $2,191,861 were filed by several contractors against six of our clinics.  The full amount of all lien amounts are included above in Trade Accounts Payable.

Note 7 - Right to Use Assets and Lease Liabilities – Operating Leases

The Company has operating leases for its clinic with a remaining lease term of approximately 6.9 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended September 30, 2022 and 2021 amounted to $236,051 and $153,300, respectively. Lease expense for the nine months ended September 30, 2022 and 2021 amounted to approximately $586,145 and $212,500, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2022 and 2021 was approximately $77,772 and $18,500, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2022 and 2021 was $370,064 and $71,300, respectively.

The difference between the lease expense and the associated ROU asset amortization consists of interest at a rate of 12% per annum.

As of September 30, 2022, the Company had total operating lease liabilities of approximately $4.4 million and right-of-use assets of approximately $3.8 million, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:

	September 30,	December 31,
	2022	2021
Right to use assets, net	$3,805,757	$3,886,866

Lease liability – operating leases are summarized below:
	September 30,	December 31,
	2022	2021
Lease liability	$4,397,190	$4,134,802
Less: current portion	(325,358)	(161,838)
Lease liability, non-current	$4,071,832	$3,972,964

Maturity analysis under these lease agreements are as follows:

For the twelve months ended September 30, 2023	$882,954
For the twelve months ended September 30, 2024	897,570
For the twelve months ended September 30, 2025	903,160
For the twelve months ended September 30, 2026	923,216
For the twelve months ended September 30, 2027	943,129
Thereafter	2,111,294
Total	6,661,323
Less: Present value discount	(2,264,133)
Lease liability	$4,397,190

Note 8 – Debt

10% Promissory Note and Warrants to Michael C. Howe Living Trust

Howe Note 1 – We issued a 10% Promissory Note due, as extended, November 30, 2022 (the “Howe Note 1”), dated December 30, 2021, to the Michael C. Howe Living Trust. Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The principal amount of the Howe Note 1 is $1,000,000, carries a 10% interest rate per annum, accrued monthly, and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five (5) business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 1 payable to us for the Howe Note 1 was $850,000 and was funded on December 30, 2021. The amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 1 contains a “most favored nations” clause that provides that, so long as the Howe Note 1 is outstanding, if we issue any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 1, we shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 1.  In addition, Mr. Howe will be issued 410,000 of common stock as commitment shares. As further consideration for the purchase price of the Howe Note 1, promptly following the issue of the Howe Note 1, we shall issue to Mr. Howe two common stock purchase warrants, entitling Mr. Howe to purchase (i) 2,100,000 shares of our common stock on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock, and (ii) 2,100,000 shares of our common stock on substantially the same terms as the Series B warrant issued in connection with our Series D Convertible Preferred Stock, one Series A Warrant, and one Series B Warrant. The Series A and Series B Warrants issued to Mr. Howe under the Howe Note 1 had a fair value of $261,568 at the date of issuance, which was recorded as a discount to the Howe Note 1.  Discounts in the amount of $511,568 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

Debt for Equity Exchange with Gardner Builders Holdings, LLC

We entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (“Gardner”) on January 5, 2022 (the “Gardner Agreement”). Pursuant to the Gardner Agreement, we have authorized the issuance of shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to Gardner in exchange for the Company Debt Obligations, as defined below.

The Gardner Agreement settles certain amounts owed by us to Gardner (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Gardner Agreement and April 1, 2022. The Gardner Agreement also settles incurred interest and penalties on the amounts owed through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs amount is $294,912 and the conversion price is $0.25. As a result, 3,179,650 Restricted Shares were authorized to be issued. Our Board of Directors approved the Gardner Agreement on January 5, 2022.

10% Promissory Notes to Lawrence Diamond

Diamond Note 1 - We issued a 10% Promissory Note due, as extended, November 30, 2022 (the “Diamond Note 1”), dated February 14, 2022, to Lawrence Diamond. Mr. Diamond is our Chief Executive Officer and a member of our Board of Directors. The principal amount of the Diamond Note 1 is $175,000, carries a 10% interest rate per annum, accrued monthly, and has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 1 payable to us for the Diamond Note 1 was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 1 contains a “most favored nations” clause that provides that, so long as the Diamond Note 1 is outstanding, if we issue any new security, which Mr. Diamond believes contains a term that is more favorable than those in the Diamond Note 1, we shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 1. In addition to the Diamond Note 1 Mr. Diamond will be issued (i) 367,500 5-year warrants that may be exercised at $0.50 per share and 367,500 5-year warrants that may be exercised at $0.75 per share; and (ii) 71,750 shares of common stock as commitment shares. These warrants have all of the same terms as those previously issued in conjunction with our Series C Preferred shares and its Series D Preferred shares. Discounts in the amount of $44,664 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

Diamond Note 2 - We issued a 10% Promissory Note due, as extended, November 30, 2022 (the “Diamond Note 2”), dated March 18, 2022, to Lawrence Diamond. The principal amount of the Diamond Note 2 is $235,294, carries a 10% interest rate per annum, accrued monthly, and has a maturity date, as extended, that is the earlier of (i) November 30, 2022, (ii) five (5) business days after the date on which we successfully list its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 2 payable to us for the Diamond Note 2 was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 2, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 2 contains a “most favored nations” clause that provides that, so long as the Diamond Note 2 is outstanding, if we issue any new security, which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 2, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 2. In addition, Mr. Diamond will be issued 200,000 5-year warrants at a price of $0.50 that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock, and 96,450 shares as commitment shares. All but $23,529 of the Diamond Note 2 was paid off on April 8, 2022. Discounts in the amount of $83,823 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $22,672 remained outstanding at September 30, 2022.

Diamond Note 3 - We issued a 10% Promissory Note due, as extended, November 30, 2022 (the “Diamond Note 3”), dated April 27, 2022, to Lawrence Diamond, which was subsequently amended. The principal amount of the Diamond Note 3 is $235,294.00, carries a 10% interest rate per annum, accrued monthly, and has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five (5) business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 3 payable to us for the Diamond Note 3 was $200,000 and was funded on April 27, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 3 contains a “most favored nations” clause that provides that, so long as the Diamond Note 3 is outstanding, if we issue any new security, which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 3, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 3. In addition, Mr. Diamond will be issued (i) 96,471 5-year warrants at a price of $0.50 that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (ii) 96,471 shares of Common Stock as commitment shares. Discounts in the amount of $83,823 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

Diamond Note 4 - We issued a 10% Promissory Note due as described below (the “Diamond Note 4”), dated May 18, 2022, to Lawrence Diamond. The principal amount of the Diamond Note 4 is $47,059, carries a 10% interest rate per annum, accrued monthly, and has a maturity date, as extended, that is the earlier of (i) five business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) November 30, 2022. The purchase price of the Diamond Note 4 payable to us for the Diamond Note 4 was $40,000 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4 contains a “most favored nations” clause that provides that, so long as the Diamond Note 4 is outstanding, if we issue any new security, which the Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 4, we shall notify the Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Note. In addition, Mr. Diamond will be issued (1) 19,294 five-year warrants (the “May 18 Diamond Warrants”) at a price of $0.50 that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,294 shares of Common Stock as commitment shares. Discounts in the amount of $17,885 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

Finnegan Note 1

On May 23, 2022, the Company issued a 10% Promissory Note due as described below (the “Finnegan Note 1”) to Jessica Finnegan. The principal amount of the Finnegan Note 1 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. The purchase price of the Finnegan Note 1 was $40,000 resulting in an original issue discount of $7,059 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $4,706. Following an event of default, as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 1 is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, we shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Note. In addition, Ms. Finnegan will be issued (1) 19,295 five-year warrants with a fair value of $2,000 (the “May 18 Finnegan Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 19,295 shares of Common Stock with a value of $3,240 as commitment shares; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $17,005. At September 30, 2022, the principal balance of this note was $47,059. Discounts in the amount of $12,487 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $4,518 remained outstanding at September 30, 2022.

May 26, 2022 Notes - We issued five 10% Promissory Notes due as described below (collectively, the “May 26 Notes”), dated May 26, 2022, to Larry Diamond, Jenny Lindstrom, and other related parties (the “May 26 Lenders”), in respect of which we received proceeds of $175,000. Jenny Lindstrom is the Chief Legal Officer of the Company.

The May 26 Notes carry a 10% interest rate per annum, accrued monthly, and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which we successfully lists our shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $205,883 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the May 26 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The May 26 Notes contain a “most favored nations” clause that provides that, so long as the May 26 Notes are outstanding, if we issue any new security, which the May 26 Lenders reasonably believe contains a term that is more favorable than those in the May 26 Notes, we shall notify the May 26 Lenders of such term, and such term, at the option of the May 26 Lenders, shall become a part of the May 26 Notes. In addition, the May 26 Lenders will be issued in the aggregate (1) 84,412 five-year warrants (the “May 26 Warrants”) and (2) 84,412 shares of Common Stock as commitment shares. The May 26 Warrants have an initial exercise price of $0.50 per share. The May 26 Warrants are not exercisable for six months following their issuance. The May 26 Lenders may exercise the May 26 Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the May 26 Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $51,724 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $22,672 remained outstanding at September 30, 2022.

Securities Purchases Agreement with AJB Capital Investments, LLC

On March 18, 2022, we entered into a Securities Purchase Agreement (the “AJB Agreement”) with AJB Capital Investments, LLC (“AJB”) with respect to the sale and issuance to AJB of: (i) an initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “AJB Commitment Fee Shares”) of the Common Stock, which AJB Commitment Fee Shares can be decreased to 720,000 shares ($180,000) if the Company repays the AJB Note on or prior its maturity, (ii) a promissory note in the aggregate principal amount of $750,000 (the “AJB Note”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “AJB Warrants”). The AJB Note and AJB Warrants were issued on March 17, 2022 and were held in escrow pending effectiveness of the AJB Agreement. $368,945 of the discounts were amortized to interest expense during the nine months ended September 30, 2022, and the remaining discount at September 30, 2022 was $55,969.

Pursuant to the terms of the AJB Agreement, the initial AJB Commitment Fee Shares were issued at a value of $430,000, the AJB Note was issued in a principal amount of $750,000 for a purchase price of $675,000, resulting in an original issue discount of $75,000; and the AJB Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by the Company from AJB for the issuance of the AJB Commitment Fee Shares, AJB Note and AJB Warrants was $616,250, due to a reduction in the $675,000 purchase price as a result of broker, legal, and transaction fees.

As previously disclosed on our Form 8-K filed on March 26, 2021 and October 22, 2021, we issued the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the investors named therein (the “Series C Investors” and “Series D Investors”). We obtained consents and waivers from the Series C and Series D Investors to allow the Company to enter into the AJB Agreement. We issued 8,220 shares of Common Stock to the Series C Investors and 25,420 shares of Common Stock to the Series D Investors in connection with obtaining their consents and waivers.

Securities Purchase Agreement with Anson Investment Master Fund and Anson East Master Fund

On April 6, 2022, we entered into separate Securities Purchase Agreement with each of Anson East Master Fund LP (“AEMF”) (the “AEMF Purchase Agreement”) and Anson Investments Master Fund LP (“AIMF”, and collectively with AEMF, the “Anson Investors”) (the “AIMF Purchase Agreement, together with the AEMF Purchase Agreement, the “Anson Agreements”) with respect to the sale and issuance to AEMF and AIMF of: (i) an aggregate initial commitment fee in the amount of $430,000 in the form of 1,720,000 shares (the “Anson Commitment Fee Shares”) of the Common Stock, which Anson Commitment Fee Shares can be decreased to 722,400 shares ($180,000) if we repay the Anson Notes on or prior their maturity, (ii) promissory notes in the aggregate principal amount of $750,000 (the “Anson Notes”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 750,000 shares of the Common Stock (the “Anson Warrants”). The Anson Notes and Anson Warrants were issued on April 6, 2022 and were held in escrow pending effectiveness of the Anson Agreements.

Pursuant to the terms of the Anson Agreements, the initial Anson Commitment Fee Shares were issued at an aggregate value of $430,000, the Anson Notes were issued in an aggregate principal amount of $750,000 for an aggregate purchase price of $675,000, resulting in an aggregate original issue discount of $75,000; and the Anson Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by the Company from the Anson Investors for the issuance of the Anson Commitment Fee Shares, Anson Notes and Anson Warrants was $629,500, due to a reduction in the $675,000 aggregate purchase price as a result of broker, legal, and transaction fees. $597,588 of the discounts were amortized to interest expense during the nine months ended September 30, 2022, and the remaining discount at September 30, 2022 was $41,077.

Securities Purchase Agreement with GS Capital Partners

On April 18, 2022, we entered into a Securities Purchase Agreement (the “GS Agreement”) with GS Capital Partners, LLC (“GS Capital”) with respect to the sale and issuance to GS Capital of: (i) an initial commitment fee in the amount of $159,259 in the form of 637,036 shares (the “GS Commitment Fee Shares”) of the Common Stock, which GS Commitment Fee Shares can be decreased to 266,280 shares ($66,570) if the Company repays the GS Note on or prior to its maturity, (ii) a promissory note in the aggregate principal amount of $277,777 (the “GS Note”), and (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 277,777 shares of the Common Stock (the “GS Warrants”). The GS Note and GS Warrants were issued on April 18, 2022.

Pursuant to the terms of the GS Agreement, the initial GS Commitment Fee Shares were issued at a value of $159,259, the GS Note was issued in a principal amount of $277,777 for a purchase price of $250,000, resulting in an original issue discount of $27,777; and the GS Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment as described herein. The aggregate cash subscription amount received by us from GS Capital for the issuance of the GS Commitment Fee Shares, GS Note, and GS Warrants was $227,500, due to a reduction in the $250,000 purchase price as a result of broker, legal, and transaction fees. $161,159 of the discounts were amortized to interest expense during the nine months ended September 30, 2022, and the remaining discount at September 30, 2022 was $37,383.

Securities Purchase Agreement with Kishon Investments

On May 10, 2022, we entered into a Securities Purchase Agreement (the “Kishon Agreement”) with Kishon Investments, LLC (“Kishon”) with respect to the sale and issuance to Kishon of: (i) an initial commitment fee in the amount of $159,259 in the form of 637,036 shares (the “Kishon Commitment Fee Shares”) of our Common Stock, (ii) promissory note in the principal amount of $277,777 due on November 10, 2022 (the “Kishon Note”), and (iii) Common Stock Purchase Warrants to purchase up to 277,777 shares of the Common Stock (the “Kishon Warrants”). The Kishon Note and Kishon Warrants were issued on May 10, 2022 and were held in escrow pending effectiveness of the Kishon Agreement.

Pursuant to the terms of the Kishon Agreement, the initial Kishon Commitment Fee Shares were issued at a value of $159,259, the Kishon Note was issued in the principal amount of $277,777 for a purchase price of $250,000, resulting in the original issue discount of $27,777; and the Kishon Warrants were issued, with an initial exercise price of $0.50 per share, subject to adjustment. $115,661 of the discount was amortized to interest expense during the nine months ended September 30, 2022, and the remaining original issue discount at September 30, 2022 was $56,396.

10% Promissory Notes Issued on June 9, 2022

We issued two 10% Promissory Notes due as described below (individually, the “Howe Note 2” and the “Dragon Note”, and collectively, the “June 9 Notes”), dated June 9, 2022, to Michael C. Howe Living Trust and Dragon Dynamic Funds Platform Ltd. (the “June 9 Lenders”) and in respect of which we received proceeds of $755,000. Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of the Company’s subsidiaries.

The June 9 Notes carry a 10% interest rate per annum, accrued monthly. The Howe Note 2 has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The Dragon Note has a maturity date that is the earlier of (i) December 9, 2022, or (ii) the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $888,235 plus 10% of that amount plus any accrued and unpaid interest. In addition, the June 9 Lenders will be issued in the aggregate (1) 364,176 five-year warrants (the “June 9 Warrants”) and (2) 364,176 shares of Common Stock as commitment shares. The June 9 Warrants have an initial exercise price of $0.50 per share. The June 9 Warrants are not exercisable for six months following their issuance. Discounts in the amount of $233,665 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $134,799 remained outstanding at September 30, 2022.

10% Promissory Notes Issued on July 7, 2022

On July 7, 2022, the Company issued two 10% Promissory Notes due as described below (individually, the “Schrier Note” and the “William Mackay Note”, and collectively, the “July 7 Notes”), to Charles Schrier and William Mackay Investments LLC, (together, the “July 7 Lenders”) and in respect of which the Company received proceeds of $270,000.

The July 7 Notes carry a 10% interest rate per annum, accrued monthly and payable at maturity. The Schrier Note has a maturity date that is the earlier of (i) January 8, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The William Mackay Note has a maturity date that is the earlier of (i) August 8, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE.

The aggregate amount payable at maturity will be $317,647 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the July 7 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The July 7 Notes contain a “most favored nations” clause that provides that, so long as the July 7 Notes are outstanding, if the Company issues any new security, which the July 7 Lenders reasonably believe contains a term that is more favorable than those in the July 7 Notes, the Company shall notify the July 7 Lenders of such term, and such term, at the option of the July 7 Lenders, shall become a part of the July 7 Notes. In addition, the July 7 Lenders will be issued in the aggregate (1) 130,235 five-year warrants (the “Warrants”) and (2) 130,235 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The July 7 Lenders may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $99,818 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $4,164 remained outstanding at September 30, 2022.

10% Promissory Note and Warrants to Michael C. Howe Living Trust

On July 21, 2022, the Company issued a 10% Promissory Notes due to Michael C Howe Living Trust (the “Howe Note 3”) and in respect of which the Company received proceeds of $255,000. The Howe Note 3 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Howe Note 3 has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 3 contains a “most favored nations” clause that provides that, so long as the Howe Note 3 is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 3. In addition, Mr. Howe will be issued (1) 123,000 five-year warrants (the “Warrants”) and (2) 123,000 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. Mr. Howe may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $97,440 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

10% Promissory Note and Warrants to Juan Carlos Iturregui

On July 21, 2022, the Company issued a 10% Promissory Notes due to Juan Carlos Iturregui (the “Iturregui Note”) and in respect of which the Company received proceeds of $25,000. Mr. Iturregui is a member of the Company’s Board of Directors. The Iturregui Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Iturregui Note has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in The Iturregui Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Iturregui Note contains a “most favored nations” clause that provides that, so long as The Iturregui Note is outstanding, if the Company issues any new security, which Mr. Iturregui reasonably believes contains a term that is more favorable than those in The Iturregui Note, the Company shall notify Mr. Iturregui of such term, and such term, at the option of Mr. Iturregui, shall become a part of The Iturregui Note. In addition, Mr. Iturregui will be issued (1) 12,059 five-year warrants (the “Warrants”) and (2) 12,059 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. Mr. Iturregui may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $3,686 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $5,867 remained outstanding at September 30, 2022.

10% Promissory Note and Warrants to Erik Scott Nommsen

On July 26, 2022, the Company issued a 10% Promissory Notes due to Erik Scott Nommsen (the “Nommsen Note”) and in respect of which the Company received proceeds of $50,000. The Nommsen Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Nommsen Note has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Nommsen Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Nommsen Note contains a “most favored nations” clause that provides that, so long as the Nommsen Note is outstanding, if the Company issues any new security, which Mr. Nommsen reasonably believes contains a term that is more favorable than those in the Nommsen Note, the Company shall notify Mr. Nommsen of such term, and such term, at the option of Mr. Nommsen, shall become a part of the Nommsen Note. In addition, Mr. Nommsen will be issued (1) 24,117 five-year warrants (the “Warrants”) and (2) 12,117 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. Mr. Nommsen may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $18,905 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

10% Promissory Note and Warrants to James H. Caplan

On July 27, 2022, the Company issued a 10% Promissory Notes due to James H. Caplan (the “Caplan Note”) and in respect of which the Company received proceeds of $50,000. The Caplan Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Caplan Note has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Caplan Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Caplan Note contains a “most favored nations” clause that provides that, so long as the Caplan Note is outstanding, if the Company issues any new security, which Mr. Caplan reasonably believes contains a term that is more favorable than those in the Caplan Note, the Company shall notify Mr. Caplan of such term, and such term, at the option of Mr. Caplan, shall become a part of the Caplan Note. In addition, Mr. Caplan will be issued (1) 24,117 five-year warrants (the “Warrants”) and (2) 24,117 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. Mr. Caplan may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $6,907 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $12,001 remained outstanding at September 30, 2022

10% Promissory Note and Warrants to Jack Enright

On August 4, 2022, the Company issued a 10% Promissory Notes due to Jack Enright (the “Enright Note”) and in respect of which the Company received proceeds of $102,000. The Enright Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The note has a maturity of February 3, 2023. The amount payable at maturity will be $120,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Enright Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Enright Note contains a “most favored nations” clause that provides that, so long as the Enright Note is outstanding, if the Company issues any new security, which Mr. Enright reasonably believes contains a term that is more favorable than those in the Enright Note, the Company shall notify Mr. Enright of such term, and such term, at the option of Mr. Enright, shall become a part of the Enright Note. In addition, Mr. Enright will be issued 49,200 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. Discounts in the amount of $11,313 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $25,004 remained outstanding at September 30, 2022.

10% Promissory Note and Warrants to the Finnegan Family

On August 4, 2022, the Company issued a 10% Promissory Notes due to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (the “Finnegan Note 3”) and in respect of which the Company received proceeds of $25,000. Jessica Finnegan is VP of Human Resources of the Company. The Finnegan Note 3 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Finnegan Note 3 has a maturity of February 3, 2023. The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Finnegan Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 3 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 3 is outstanding, if the Company issues any new security, which the Finnegans reasonably believes contains a term that is more favorable than those in the Finnegan Note 3, the Company shall notify the Finnegans of such term, and such term, at the option of the Finnegans, shall become a part of the Finnegan Note 3. In addition, the Finnegans will be issued in aggregate (1) 12,059 five-year warrants (the “Warrants”) and (2) 12,059 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $0.25. The Warrants have an initial exercise price of $0.50 per share. The Warrants are not exercisable for six months following their issuance. The Finnegans may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $2,898 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $6,405 remained outstanding at September 30, 2022

10% Promissory Note and Warrants to Michael C. Howe Living Trust

On August 18, 2022, the Company issued a 10% Promissory Note due to Michael C Howe Living Trust (the “Howe Note 4”) and in respect of which the Company received proceeds of $170,000. The Howe Note 4 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Howe Note 4 has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 4 contains a “most favored nations” clause that provides that, so long as the Howe Note 4 is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 4, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 4. In addition, Mr. Howe will be issued 82,000 shares of Common Stock as commitment shares (the “Howe Note 4 Commitment Shares”). The Howe Note 4 Commitment Shares are priced at $0.25. Discounts in the amount of $25,128 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $35,647 remained outstanding at September 30, 2022.

10% Promissory Notes Issued on September 2, 2022

On September 2, 2022, the Company issued four 10% Promissory Notes (the “September 2 Notes”) due to Sharon Goff, Lisa Lewis, Frank Lightmas and John Mitchell (the “September 2 Lenders”) and in respect of which the Company received proceeds of $162,350. The September 2 Notes carry a 10% interest rate per annum, accrued monthly and payable at maturity. The September 2 Notes have a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $191,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the September 2 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The September 2 Notes contain a “most favored nations” clause that provides that, so long as the September 2 Notes are outstanding, if the Company issues any new security, which the September 2 Lenders reasonably believe contains a term that is more favorable than those in the September 2 Notes, the Company shall notify the September 2 Lenders of such term, and such term, at the option of the September 2 Lenders, shall become a part of the September 2 Notes. In addition, the September 2 Lenders will be issued in the aggregate 78,350 shares of Common Stock as commitment shares (the “September 2 Notes Commitment Shares”). The September 2 Notes Commitment Shares are priced at $0.25. Discounts in the amount of $17,668 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $38,486 remained outstanding at September 30, 2022.

10% Promissory Note to Cliff Hagan

On September 9, 2022, the Company issued a 10% Promissory Note (the “Hagan Note”) due to Cliff Hagan in respect of which the Company received proceeds of $85,000. The Hagan Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Hagan Note has a maturity date that is the earlier of (i) December 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $100,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Hagan Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Hagan Note contains a “most favored nations” clause that provides that, so long as the Hagan Note is outstanding, if the Company issues any new security, which Mr. Hagan reasonably believes contains a term that is more favorable than those in the Hagan Note, the Company shall notify Mr. Hagan of such term, and such term, at the option of Mr. Hagan, shall become a part of the Hagan Note. In addition, Mr. Hagan will be issued in the aggregate 41,000 shares of Common Stock as commitment shares (the “Hagan Note Commitment Shares”). The Hagan Note Commitment Shares are priced at $0.25. Discounts in the amount of $6,783 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $22,932 remained outstanding at September 30, 2022.

10% Promissory Note to Darling Capital, LLC

On September 14, 2022, the Company issued a 10% Promissory Note (the “Darling Note”) due to Darling Capital, LLC in respect of which the Company received proceeds of $170,000. The Darling Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Darling Note has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Darling Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Darling Note contains a “most favored nations” clause that provides that, so long as the Darling Note is outstanding, if the Company issues any new security, which Darling Capital, LLC reasonably believes contains a term that is more favorable than those in the Darling Note, the Company shall notify Darling Capital, LLC of such term, and such term, at the option of Darling Capital, LLC, shall become a part of the Darling Note. In addition, Darling Capital, LLC will be issued in the aggregate 82,000 shares of Common Stock as commitment shares (the “Darling Note Commitment Shares”). The Darling Note Commitment Shares are priced at $0.25. Discounts in the amount of $10,577 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $50,247 remained outstanding at September 30, 2022.

10% Promissory Note to Mack Leath

On September 15, 2022, the Company issued a 10% Promissory Note (the “Leath Note”) due to Mack Leath in respect of which the Company received proceeds of $42,500. The Leath Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Leath Note has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $50,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Leath Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Leath Note contains a “most favored nations” clause that provides that, so long as the Leath Note is outstanding, if the Company issues any new security, which Mr. Leath reasonably believes contains a term that is more favorable than those in the Leath Note, the Company shall notify Mr. Leath of such term, and such term, at the option of Mr. Leath, shall become a part of the Leath Note. In addition, Mr. Leath will be issued in the aggregate 20,500 shares of Common Stock as commitment shares (the “Leath Note Commitment Shares”). The Leath Note Commitment Shares are priced at $0.25. Discounts in the amount of $2,533 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $12,835 remained outstanding at September 30, 2022.

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of approximately $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020. The September 30, 2022 balance, including accrued interest, was $471,535.

These amounts are reflected in the table below:

	September 30,	December 31,
	2022	2021
Notes Payable	$6,758,124	$1,000,000
PPP Loan	460,406	460,406
	7,218,530	1,460,406
Less: Discounts	(566,432)	(411,568)
Notes payable - net of discounts	$6,652,098	$1,048,838

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 226,491,519 shares were issued and outstanding on September 30, 2022.

Common Stock Transactions During the Nine Months Ended September 30, 2022

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

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 1,541,721 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $0.25 per share and recorded the amount of $385,431 as waiver fees during the nine months ended September 30, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 1,720,000 Commitment Fee Shares to AJB Capital Investors, LLC. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $0.25 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $0.127 per share. The derivative liability was valued at $106,608 on the date of the transaction and was revalued at $75,158 on September 30, 2022. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

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

On April 27, 2022, the Company issued 96,471 shares of common stock with a contract price of $0.25 per share or $24,118 and a grant date market value of $0.16 or $15,434 to Larry Diamond, it’s Chief Executive as commitment shares as set forth and defined in Diamond Note 3. The Company recorded these shares at their relative fair value of the components of Diamond Note 3, or $16,200, and recorded a loss in the amount of $765 on this transaction. The Company also issued five-year warrants to purchase 96,471 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to Diamond Note 3. See Note 8.

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

On May 18, 2022, the Company issued 19,294 shares of common stock to Larry Diamond, it’s Chief Executive Officer at a contractual price of $0.25 per share and a market price at issuance date of $0.1517 per share as commitment shares as set forth and defined in Diamond Note 4. The Company recorded these shares at their relative fair value of the components of Diamond Note 4, or $3,160 and recorded a loss in the amount of $249 on this transaction. The Company also issued five-year warrants to purchase 19,294 shares of common stock at a price of $0.50 to Mr. Diamond pursuant to Diamond Note 4. See Note 8.

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

On July 7, 2022, the Company issued 120,588 shares of common stock to William Mackay at a contractual price of $0.25 per share and a market price at issuance date of $0.1489 per share as commitment shares as set forth and defined in the Mackay Note. The Company recorded these shares at their relative fair value of the components of Mackay Note, or $12,500, and recorded a gain in the amount of $5,456 on this transaction. The Company also issued five-year warrants to purchase 120,588 shares of common stock at a price of $0.50 to Mr. Mackay pursuant to the Mackay Note. See Note 8.

On July 7, 2022, the Company issued 9,647 shares of common stock to Charlies Schrier at a contractual price of $0.25 per share and a market price at issuance date of $0.1489 per share as commitment shares as set forth and defined in the Schrier Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,000, and recorded a gain in the amount of $436 on this transaction. The Company also issued five-year warrants to purchase 9,647 shares of common stock at a price of $0.50 to Mr. Schrier pursuant to the Schrier Note. See Note 8.

On July 21, 2022, the Company issued 12,059 shares of common stock to Juan Carlos Iturregui, a related party, at a contractual price of $0.25 per share and a market price at issuance date of $0.1445 per share as commitment shares as set forth and defined in the Iturregui Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,225, and recorded a gain in the amount of $518 on this transaction. The Company also issued five-year warrants to purchase 12,059 shares of common stock at a price of $0.50 to Mr. Iturregui pursuant to the Iturregui Note. See Note 8.

On July 21, 2022, the Company issued 123,000 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $0.25 per share and a market price at issuance date of $0.1445 per share as commitment shares as set forth and defined in the Howe Note 3. The Company recorded these shares at their relative fair value of the components of Howe Note 3, or $12,495, and recorded a gain in the amount of $5,729 on this transaction. The Company also issued five-year warrants to purchase 123,000 shares of common stock at a price of $0.50 to the Michael C. Howe Living Trust pursuant to the Howe Note 3. See Note 8.

On July 26, 2022, the Company issued 24,117 shares of common stock to Eric S. Nommsen at a contractual price of $0.25 per share and a market price at issuance date of $0.1368 per share as commitment shares as set forth and defined in the Nommsen Note. The Company recorded these shares at their relative fair value of the components of Nommsen Note, or $2,350, and recorded a gain in the amount of $949 on this transaction. The Company also issued five-year warrants to purchase 24,117 shares of common stock at a price of $0.50 to Mr. Nommsen pursuant to the Nommsen Note. See Note 8.

On July 27, 2022, the Company issued 24,117 shares of common stock to James H. Caplan at a contractual price of $0.25 per share and a market price at issuance date of $0.1387 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their relative fair value of the components of the Caplan Note, or $2,350, and recorded a gain in the amount of $995 on this transaction. The Company also issued five-year warrants to purchase 24,117 shares of common stock at a price of $0.50 to Mr. Caplan pursuant to the Caplan Note. See Note 8.

On August 4, 2022, the Company issued a total of 12,059 shares of common stock to Jessica, Kevin C., Brody, Isabella, and Jack Finnegan at a contractual price of $0.25 per share and a market price at issuance date of $0.1284 per share as commitment shares as set forth and defined in the Finnegan Note 3. The Company recorded these shares at their relative fair value of the components of the Finnegan Note 3, or $1,000, and recorded a gain in the amount of $448 on this transaction. The Company also issued five-year warrants to purchase a total of 12,059 shares of common stock at a price of $0.50 to the holders of the Finnegan Note 3. See Note 8.

On August 4, 2022, the Company issued 49,200 shares of common stock to Jack Enright at a contractual price of $0.25 per share and a market price at issuance date of $0.1284 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their fair value of $6,317. See Note 8.

On August 4, 2022, the Company issued 603,177 shares of common stock to a service provider as payment for investor relations services. The transaction was effective August 1, 2022 and has a six month term. The shares were valued at the closing price of the Company’s common stock on August 4, 2022, of $0.1284 per share or $77,448.

On August 18, 2022, the Company issued 82,000 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $0.25 per share and a market price at issuance date of $0.1314 per share as commitment shares as set forth and defined in the Howe Note 4. The Company recorded these shares at their fair value of $10,775. See Note 8.

On September 2, 2022, the Company issued 29,110 shares of common stock to John Mitchell at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Mitchell Note. The Company recorded these shares at their fair value of $3,124. See Note 8.

On September 2, 2022, the Company issued 24,600 shares of common stock to Frank Lightmas at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Lightmas Note. The Company recorded these shares at their fair value of $2,640. See Note 8.

On September 2, 2022, the Company issued 12,300 shares of common stock to Lisa Lewis at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Lewis Note. The Company recorded these shares at their fair value of $1,320. See Note 8.

On September 2, 2022, the Company issued 12,300 shares of common stock to Sharon Goff at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Goff Note. The Company recorded these shares at their fair value of $1,320. See Note 8.

On September 9, 2022, the Company issued 41,000 shares of common stock to Cliff Hagan at a contractual price of $0.25 per share and a market price at issuance date of $0.115 per share as commitment shares as set forth and defined in the Hagan Note. The Company recorded these shares at their fair value of $4,715. See Note 8.

On September 14, 2022, the Company issued 82,000 shares of common stock to Darling Capital at a contractual price of $0.25 per share and a market price at issuance date of $0.132 per share as commitment shares as set forth and defined in the Darling Capital Note. The Company recorded these shares at their fair value of $10,824. See Note 8.

On September 15, 2022, the Company issued 20,500 shares of common stock to Mack Leath at a contractual price of $0.25 per share and a market price at issuance date of $0.1399 per share as commitment shares as set forth and defined in the Leath Note. The Company recorded these shares at their fair value of $2,868. See Note 8.

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

Series A Preferred Stock

Series A Preferred Stock Transactions During the Nine months Ended September 30, 2022

None.

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

Series C Preferred Stock

Series C Preferred Stock Transactions During the Nine months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company accrued dividends on the Series C Preferred Stock in the amount of $49,700. The Company also adjusted the number of shares of Series C Preferred Stock outstanding by an increase in the amount of 98,064 shares in connection with previous conversions of Series C Preferred Stock to common stock; the amount of $981 was charged to additional paid-in capital pursuant to this adjustment.

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

Between May 4 and May 26, 2021, 1,059,356 shares of Series C Preferred Stock were converted at a price of $0.25 per share to 4,237,424 shares of common stock. During the nine months ended September 30, 2021, the Company accrued dividends on the Series C Preferred Stock in the amount of $49,700.

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

Series D Preferred Stock Transactions During the Nine months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company accrued dividends on the Series D Preferred Stock in the amount of $146,073.

Series D Preferred Stock Transactions During the Nine months Ended September 30, 2021

None.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of September 30, 2022 and December 31, 2021. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Nine Months Ended September 30, 2022

On June 7, 2022, the Company issued 405,131 shares of common stock at an average price of $0.2149 per share as payment for dividends payable on the Series X Preferred Stock in the amount of $87,053.

During the nine months ended September 30, 2022, the Company accrued dividends in the amount of $45,423 on the Series X Preferred Stock.

Series X Preferred Stock Transactions During the Nine months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company accrued dividends in the amount of $46,667 on the Series X Preferred Stock.

Stock Options

The following table summarizes the options outstanding at September 30, 2022 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.03- 0.39	16,354,961	8.53	$0.214	6,389,961	$0.1831
	16,354,961	8.53	$0.214	6,389,961	$0.183

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at December 31, 2021	18,329,543	$0.206
Granted	200,000	$0.25
Expired	(2,174,582)	0.155
Outstanding at September 30, 2022	16,354,961	$0.214
Options vested and exercisable	6,389,961	$0.183

On June 13, 2022, the Company issued 200,000 ten-year stock options with an exercise price of $0.25 and a fair value of $23,316 to Tom Brodmerkel, its Chairman, to the position of Chief Financial Officer.

During the three months ended September 30, 2022 and 2021, the Company charged the amount of approximately $29,380 and $198,962, respectively, for the vesting of stock options. During the nine months ended September 30, 2022 and 2021, the Company charged the amount of approximately $331,690 and $400,050, respectively, for the vesting of stock options.

At September 30, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $2.1 million.

The Company valued stock options during the nine months ended September 30, 2022 and 2021 using the Black-Scholes valuation model utilizing the following variables:

	September 30,	September 30,
	2022	2021
Volatility	143.6%	161.0% to 183.5%
Dividends	$-	$-
Risk-free interest rates	3.04%	0.82% to 1.69%
Term (years)	5.00	5.00 to 10.00

Warrants

The following table summarizes the warrants outstanding on September 30, 2022, and the related prices for the warrants to purchase shares of the Company’s common stock (see Note 8):

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2021	29,820,000	$0.625
Granted	3,796,260	$0.524
Exercised	-	$-
Outstanding on September 30, 2022	33,616,260	$0.614

The Company valued warrants during the nine months ended September 30, 2022 and 2021 using the Black-Scholes valuation model utilizing the following variables:

	September 30,	September 30,
	2022	2021
Volatility	137.6 to 150.7%	161% to 183.5%
Dividends	$-	$-
Risk-free interest rates	2.68% to 3.01%	0.82% to 1.69%
Term (years)	5.00	5.00 to 10.00

Note 10 – Commitments and Contingencies

In 2022, nine mechanic’s liens for a total of $2.2 million were filed by several contractors against five of the Company’s clinics.

All liens were filed pursuant to Minnesota’s and Colorado’s Mechanic’s statutes and relate to past due obligations for construction and related work on certain of the Company’s clinics. Pursuant to Minnesota’s and Colorado’s Mechanic’s statutes, the contractor-creditors may have the ability to commence a mechanic’s lien foreclosure action against the real properties in question to recover amounts due, costs, legal fees, and interest.

Additionally, the mechanic’s liens could result in defaults under the Company’s leases for the affected clinic locations. If that occurs, the leases for the affected clinic locations allow for acceleration of amounts due under the lease, among other damages and remedies. If that happens, the Company would have to cease operations at the affected clinic locations and may lose some or all of its customers.

Through the date of this filing, we have satisfied $137,800 of the $2.2 million mechanic’s liens.

In October, 2022, Pinnacle Performance System, Inc. d/b/a Pivot At Work (“Plaintiff”) filed suit against Mitesco, Inc. for breach of contract and securities fraud under MN Securities Act alleging damages in excess of $50,000.  Plaintiff is a former vendor.

Note 11 – Subsequent Events

Cavalry Exchange Agreement

On October 5, 2022, we entered into an exchange agreement (the “Cavalry Exchange Agreement”) with Cavalry Fund I LP (“Cavalry”). In connection with the Cavalry Exchange Agreement, on October 5, 2022, we issued a 10% promissory note to Cavalry (the “Cavalry Note”), of which we received gross proceeds of $500,000 (the “Cavalry Principal Amount”)

Pursuant to the Cavalry Exchange Agreement, Cavalry shall exchange (the “Cavalry Exchange”) (a) 1,000,000 shares of the our Series C Convertible Preferred Stock (the “Series C Shares”), (b) 750,000 shares of our Series D Convertible Preferred Stock (the “Series D Shares”), and (c) amounts owing under the Cavalry Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Cavalry Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Cavalry Series E Exchange Value”).

The Cavalry Exchange shall occur on the date of the Company’s listing of its common stock on a national securities exchange. Cavalry shall surrender to the Company the Series C Shares and Series D Shares owned by it and as well as the Cavalry Note. Upon such surrender, we shall issue to Cavalry a number of Series E Shares equal to the Cavalryy Series E Exchange Value.

Mercer Exchange Agreement

On October 7, 2022, we entered into an exchange agreement (the “Mercer Exchange Agreement”) with Mercer Street Global Opportunity Fund, LLC (“Mercer”). In connection with the Mercer Exchange Agreement, on October 7, 2022, we issued a 10% promissory note to Mercer (the “Mercer Note”), of which we received gross proceeds of $300,000 (the “Mercer Principal Amount”).

Pursuant to the Mercer Exchange Agreement, Mercer shall exchange (the “Mercer Exchange”) (a) 47,619 shares of the our Series C Shares, (b) 750,000 shares of the our Series D Convertible Preferred Stock (the “Series D Shares”), and (c) amounts owing under the Mercer Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Mercer Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the "Mercer Series E Exchange Value").

The Mercer Exchange shall occur on the date of the Company’s listing of its common stock on a national securities exchange. Mercer shall surrender to the Company the Series C Shares and Series D Shares owned by it and as well as the Mercer Note. Upon such surrender, we shall issue to Mercer a number of Series E Shares equal to the Mercer Series E Exchange Value.

Pinz Exchange Agreement

On October 10, 2022, we entered into an exchange agreement (the “Pinz Exchange Agreement”) with Pinz Capital Special Opportunities Fund LP (“Pinz”). In connection with the Pinz Exchange Agreement, on October 10, 2022, we issued a 10% promissory note to Pinz (the “Pinz Note”), of which we received gross proceeds of $30,000 (the “Pinz Principal Amount”).

Pursuant to the Pinz Exchange Agreement, Pinz shall exchange (the “Pinz Exchange”) (a) 100,000 shares of our Series D Convertible Preferred Stock (the “Series D Shares”), and (b) amounts owing under the Pinz Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Pinz Note, plus 150% of the stated value of the Series D Shares (the "Pinz Series E Exchange Value").

The Pinz Exchange shall occur on the date of the Company’s listing of its common stock on a national securities exchange. Pinz shall surrender to the Company the Series D Shares owned by it and as well as the Pinz Note. Upon such surrender, we shall issue to Pinz a number of Series E Shares equal to the Pinz Series E Exchange Value.

Cavalry, Mercer and Pinz Promissory Notes

The maturity date of the Cavalry Note Mercer Note and Pinz Note is December 31, 2022. If we successfully list our shares of Common Stock on any of The New York Stock Exchange, the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market on or before December 10, 2022, the Cavalry Principal Amount, Mercer Principal Amount and Pinz Principal Amount shall convert into Series E Shares pursuant to the Cavalry Exchange Agreement, Mercer Exchange Agreement or Pinz Exchange Agreement, as the case may be.

If and only if the Cavalry Principal Amount, Mercer Principal Amount, Pinz Principal Amount as the case may be, is not converted into Series E Shares pursuant to the terms of the Cavalry Note, Mercer Note or Pinz Note, as the case may be, the unpaid respective principal amount shall bear interest at 10% per annum, which interest shall be accrued on a monthly basis and which shall have been deemed to have been accruing from the issue date of the Cavalry Note, Mercer Note or Pinz Note, as the case may be. Following an event of default, as defined in the Cavalry Note, Mercer Note or Pinz Note, as the case may be, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%.

The Cavalry Note, Mercer Note and Pinz Note each contains a “most favored nations” clause that provides that, so long as such note is outstanding, if we issue any new security, which the holder thereof reasonably believes is more favorable than those in the Cavalry Note, Mercer Note and Pinz Note, as the case may be, we shall notify the holder thereof of such term, and such term, at the option of such holder shall become a part of the Cavalry Note, Mercer Note and Pinz Note, as the case may be.

Anson Exchange Agreements

On October 18, 2022, the Company entered into separate exchange agreements with each of Anson East Master Fund LP (“AEMF”) (the “AEMF Exchange Agreement”) and Anson Investments Master Fund LP (“AIMF”, and collectively with AEMF, the “Funds”) (the “AIMF Exchange Agreement, together with the AEMF Exchange Agreement, the “Exchange Agreements”).

Pursuant to the Exchange Agreements, the Funds shall exchange (the “Exchange”) an aggregate of 750,000 shares of the Company’s Series D Stock for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the stated value of the Series D Shares (the "Series E Exchange Value"), and the Funds have agreed to invest no less than an aggregate amount of $375,000 into the uplisting offering.

The Exchange shall occur on the date of the Company’s listing of its common stock on a national securities exchange. The Funds shall surrender to the Company the Series D Shares owned by them. Upon such surrender, the Company shall issue to the Funds a number of Series E Shares equal to the Series E Exchange Value.

Issuance of Mercer Promissory Note

The Company issued a 10% Promissory Note due as described below (the “Note”), dated October 24, 2022, to Mercer Street Global Opportunity Fund, LLC, (“Mercer”) and in respect of which the Company received proceeds of $100,000 (the “Principal Amount”).

The Principal Amount shall convert into the Series E Shares in accordance with the terms of the Exchange Agreement entered into between the Company and Mercer and disclosed on the current report on Form 8-K, filed with the SEC on October 12, 2022, if the Company successfully lists its common stock on a national securities exchange on or before December 10, 2022.

If the Principal Amount is not converted into Series E Shares, the Note shall bear interest at 10% interest rate per annum, accrued monthly and payable at maturity. The Note has a maturity date of December 31, 2022. The aggregate amount payable at maturity will be $100,000 plus 10% of that amount plus any accrued and unpaid interest.

Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which Mercer reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Note.

Common Stock Issued

On October 1, 2022, the Company issued 316,406 shares of common stock to Pinnacle Performance Systems with a market value at the date of issuance of $0.1087 per shares in satisfaction of accounts payable.

Series E Preferred Stock

On November 7, 2022, the Company filed a certificate of designations with the State of Delaware to create a series of 10,000 shares of preferred stock designated as Series E Convertible Perpetual Preferred Stock.

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

Our operating subsidiary, The Good ClinicTM, produced increased operational results in the third quarter of 2022 as compared to the second quarter of 2022.

During the second quarter of 2022, The Good Clinic client visits were driven by a mix of continuing demand for COVID-19 testing and vaccinations as well as annual physicals and traditional primary care services. In the third quarter of 2022 we continued to see the focus of client visits shift towards traditional primary care services including annual exams, women’s health, behavioral health, nutrition, chronic condition management, and wellness planning. As a result, we experienced an increase in both minutes-of-care and in the average client appointment time.

Although advertising was reduced, the clinics experienced more than 40% of appointments being provided to new clients.  Much of this we believe is due to client referrals and the growing number of strong positive digital reviews. Additionally, the clinics continue to improve operational efficiency, add new services. Two services added in the quarter are:

1.	Pharma-genetic testing – use in behavioral health care to help match prescription medications most likely to be effective for an individual based upon their genetics
2.

Functional medicine testing and counseling – is a systems biology based approach that focuses on identifying and addressing the root cause of disease. While conventional (allopathic) medicine diagnoses and treats what's above the surface — symptoms and disease — functional medicine also attends to what's below the surface, at the root of the disease — environmental and lifestyle factors, including sleep and relaxation, physical activity (exercise), nutrition, stress,

Metrics from the three months ended September 30, 2022:

●	During Primary Care’s traditionally slower summer months, The Good Clinic maintained the number of clinic visits in the third quarter at a comparable level to the second quarter.
●	The average length of appointment time increased from 39 to 40 minutes during the third quarter.
●	There was a 6% increase in total care minutes during the third quarter of 2022, as compared to the second quarter of 2022.
●	Telehealth use grew by 51% quarter over quarter as clients sought convenient access to care.
●	During the period advertising was reduced, yet new clients accounted for more than 40% of appointments. Word of mouth referrals continues to be a strong source of new client acquisition.
●	Customer satisfaction continued strong in the third quarter. The Good Clinic now has almost 400 digital reviews rating the clinics and providers between 4.9 and 5 stars out of a possible 5 stars.

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

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

The Company recognized revenue of approximately $0.2 million for the three months ended September 30, 2022, compared to $13,500 for the three months ended September 30, 2021. The increase in revenue is the result of the service and product revenue from The Good Clinic’s six locations.

Cost of Sales

The Company incurred approximately $0.5 million of cost of goods sold for the three months ended September 30, 2022, compared to $2,500 for the three months ended September 30, 2021. During the first quarter of 2021 there were only a few direct clinical services performed due to the lack of in force payer contracts and the newness of the clinic. As such, the allocation of the expenses related to clinical staff were attributed to operating expenses and not cost of sales. The increase in cost of goods sold is the result of the opening and operating of The Good Clinic’s six locations and having in force payer relationships.

Gross (Loss) Profit

Our gross loss was approximately $0.3 million for the three months ended September 30, 2022, compared to gross profit of $11,000 for the three months ended September 30, 2021.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2022, were approximately $2.0 million. For the comparable period in 2021, the operating expenses were approximately $1.8 million.

Operating expenses for the three months ended September 30, 2022, were comprised primarily of $1.5 million of payroll, payroll taxes and employee benefit expenses, $0.2 million in rent and utilities, $0.1 million in legal and professional fees and $0.2 million in depreciation expenses.

Operating expenses for the three months ended September 30, 2021 were comprised primarily of $0.6 million of payroll and payroll taxes; $0.2 million of non-cash compensation, $0.3 million in legal and professional fees; $0.1 million in marketing, $0.1 million in consulting fees and $0.5 million in other operation costs.

Other Income and Expenses

Interest expense was approximately $1.7 million for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021.

During the three months ended September 30, 2022, we recorded a loss on waiver and commitment fee shares of approximately $14,100.

During the three months ended September 30, 2022, we recorded a loss on the revaluation of derivative liabilities of approximately $38,000

During the three months ended September 30, 2021, we recorded a loss on settlement of accounts payable of $10,000.

During the three months ended September 30, 2022, the Company declared Preferred Stock dividends of approximately $0.1 million compared to approximately $40,400 for the three months ended September 30, 2021.

Net loss

For the three months ended September 30, 2022, we had a net loss available to common shareholders of approximately $4.1 million, or a net loss per share, basic and diluted of ($0.02) compared to a net loss available to common shareholders of approximately $1.8 million, or a net loss per share, basic and diluted of ($0.01), for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

The Company recognized revenue of approximately $0.5 million for the nine months ended September 30, 2022, compared to $24,700 for the nine months ended September 30, 2021. The increase in revenue is the result of the service and product revenue from The Good Clinic’s six locations.

Cost of Sales

The Company incurred approximately $1.7 million of cost of goods sold for the nine months ended September 30, 2022, compared to $7,800 for the nine months ended September 30, 2021. During the first and second quarters of 2021 there were only a few direct clinical services performed due to the lack of in force payer contracts and the newness of the clinic. As such, the allocation of the expenses related to clinical staff were attributed to operating expenses and not cost of sales. The increase in cost of goods sold is the result of the opening and operating of The Good Clinic’s six locations and having in force payer relationships.

Gross (Loss) Profit

Our gross loss was approximately $1.2 million for the nine months ended September 30, 2022, compared to gross profit of $16,900 for the nine months ended September 30, 2021.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2022, were approximately $6.9 million. For the comparable period in 2021, the operating expenses were approximately $4.1 million.

Operating expenses for the nine months ended September 30, 2022, were comprised primarily of $3.9 million of payroll, payroll taxes and employee benefit expenses, $0.7 million in rent and utilities, $0.4 million in legal and professional fees, $0.2 million in marketing; $0.4 million in consulting fees, $0.6 million in depreciation, $0.4 million in stock-based compensation expenses and $0.3 million in other operating costs.

Operating expenses for the nine months ended September 30, 2021 were comprised primarily of $1.1 million of payroll and payroll taxes; $0.5 million of non-cash compensation, $0.9 million in legal and professional fees, $0.4 million in marketing, $0.4 million in consulting fees and $0.8 million in other operation costs.

Other Income and Expenses

Interest expense was approximately $3.4 million for the nine months ended September 30, 2022, compared to approximately $1.0 million for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, we recorded a gain on waiver and commitment fee shares of approximately $0.2 million.

During the nine months ended September 30, 2022, we recorded a gain on settlement of accrued salary of approximately $15,000.

During the nine months ended September 30, 2022, we recorded a loss on settlement of accounts payable of $0.1 million as compared to a gain on settlement of accounts payable of approximately $6,000 for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, we recorded a loss on the revaluation of derivative liabilities of approximately $0.1 million, compared to a loss of approximately $0.5 million for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, we recorded a loss on legal settlement of $0.1 million.

During the nine months ended September 30, 2021, we recorded a gain on the settlement of notes payable of approximately $1,800.

During the nine months ended September 30, 2022, the Company declared Preferred Stock dividends of approximately $0.2 million compared to approximately $0.1 million for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company recorded Preferred Stock deemed dividends of approximately $0.3 million.

Net loss

For the nine months ended September 30, 2022, we had a net loss available to common shareholders of approximately $11.8 million, or a net loss per share, basic and diluted of ($0.05) compared to a net loss available to common shareholders of approximately $6.1 million, or a net loss per share, basic and diluted of ($0.03), for the nine months ended September 30, 2021.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of September 30, 2022, we had cash of approximately $6,000 compared to cash of approximately $1.2 million as of December 31, 2021.

Net cash used in operating activities was approximately $5.5 million for the nine months ended September 30, 2022. This is the result of our business development efforts pertaining to the start-up of the first six clinics. Cash used in operations for the nine months ended September 30, 2021, was approximately $1.6 million.

Net cash used in investing activities was approximately $0.2 million for the nine months ended September 30, 2022. The amounts relate to the purchase of fixed assets and leasehold improvement on our clinics. Net cash used for investing activities for the nine months ended September 30, 2021 was $2.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2022, was approximately $4.5 million, consisting of proceeds from notes payable related parties, net of discounts, of $2.9 million, proceeds from notes payable, net of discounts, of $1.8 million offset by principal payment on related party notes payable of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2021, was $4.3 million consisting of proceeds from a private placement offering of common stock of $1.7 million and $2.8 million from the sale of Series C Preferred Stock and warrants. Partially offsetting the proceeds was approximately $0.2 million of payment on notes payable.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our third quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October, 2022, Pinnacle Performance System, Inc. d/b/a Pivot At Work (“Plaintiff”) filed suit against Mitesco, Inc. for breach of contract and securities fraud under MN Securities Act alleging damages in excess of $50,000.  Plaintiff is a former vendor.

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on April 5, 2022. Other than below, there have been no material changes to the risk factors described in that report.

Mechanic’s liens were placed on five of our clinics that could have a material adverse impact on our business, results of operations, and financial condition.

In 2022, nine mechanic’s liens for a total of $2.2 million were filed by several contractors against five of our clinics.

All liens were filed pursuant to Minnesota’s and Colorado’s Mechanic’s statutes and relate to past due obligations for construction and related work on certain of our clinics. Pursuant to Minnesota’s and Colorado’s Mechanic’s statutes, the contractor-creditors may have the ability to commence a mechanic’s lien foreclosure action against the real properties in question to recover amounts due, costs, legal fees, and interest.

Additionally, the mechanic’s liens could result in defaults under our leases for the affected clinic locations. If that occurs, the leases for the affected clinic locations allow for acceleration of amounts due under the lease, among other damages and remedies. If that happens, we would have to cease our operations at the affected clinic locations and we may lose some or all of our customers.

We are attempting to negotiate modifications to our agreements with the contractor-creditors. However, we cannot assure you that our efforts will be successful. If we are unable to timely clear the mechanic’s liens filed against our clinics or otherwise negotiate modifications to our agreements with the contractor-creditors, it will have a material adverse impact on our business, results of operations, and financial condition. Through the date of this filing., we have satisfied $137,800 of the $2.2 million mechanic’s liens.

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

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 1,541,721 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $0.25 per share and recorded the amount of $385,431 as waiver fees during the nine months ended September 30, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

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

On July 7, 2022, the Company issued 120,588 shares of common stock to William Mackay at a contractual price of $0.25 per share and a market price at issuance date of $0.1489 per share as commitment shares as set forth and defined in the Mackay Note. The Company recorded these shares at their relative fair value of the components of Mackay Note, or $12,500, and recorded a gain in the amount of $5,456 on this transaction. The Company also issued five-year warrants to purchase 120,588 shares of common stock at a price of $0.50 to Mr. Mackay pursuant to the Mackay Note.

On July 7, 2022, the Company issued 9,647 shares of common stock to Charlies Schrier at a contractual price of $0.25 per share and a market price at issuance date of $0.1489 per share as commitment shares as set forth and defined in the Schrier Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,000, and recorded a gain in the amount of $436 on this transaction. The Company also issued five-year warrants to purchase 9,647 shares of common stock at a price of $0.50 to Mr. Schrier pursuant to the Schrier Note.

On July 21, 2022, the Company issued 12,059 shares of common stock to Juan Carlos Iturregui, a related party, at a contractual price of $0.25 per share and a market price at issuance date of $0.1445 per share as commitment shares as set forth and defined in the Iturregui Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,225, and recorded a gain in the amount of $518 on this transaction. The Company also issued five-year warrants to purchase 12,059 shares of common stock at a price of $0.50 to Mr. Iturregui pursuant to the Iturregui Note.

On July 21, 2022, the Company issued 123,000 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $0.25 per share and a market price at issuance date of $0.1445 per share as commitment shares as set forth and defined in the Howe Note 3. The Company recorded these shares at their relative fair value of the components of Howe Note 3, or $12,495, and recorded a gain in the amount of $5,729 on this transaction. The Company also issued five-year warrants to purchase 123,000 shares of common stock at a price of $0.50 to the Michael C. Howe Living Trust pursuant to the Howe Note 3.

On July 26, 2022, the Company issued 24,117 shares of common stock to Eric S. Nommsen at a contractual price of $0.25 per share and a market price at issuance date of $0.1368 per share as commitment shares as set forth and defined in the Nommsen Note. The Company recorded these shares at their relative fair value of the components of Nommsen Note, or $2,350, and recorded a gain in the amount of $949 on this transaction. The Company also issued five-year warrants to purchase 24,117 shares of common stock at a price of $0.50 to Mr. Nommsen pursuant to the Nommsen Note.

On July 27, 2022, the Company issued 24,117 shares of common stock to James H. Caplan at a contractual price of $0.25 per share and a market price at issuance date of $0.1387 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their relative fair value of the components of the Caplan Note, or $2,350, and recorded a gain in the amount of $995 on this transaction. The Company also issued five-year warrants to purchase 24,117 shares of common stock at a price of $0.50 to Mr. Caplan pursuant to the Caplan Note.

On August 4, 2022, the Company issued a total of 12,059 shares of common stock to Jessica, Kevin C., Brody, Isabella, and Jack Finnegan at a contractual price of $0.25 per share and a market price at issuance date of $0.1284 per share as commitment shares as set forth and defined in the Finnegan Note 3. The Company recorded these shares at their relative fair value of the components of the Finnegan Note 3, or $1,000, and recorded a gain in the amount of $448 on this transaction. The Company also issued five-year warrants to purchase a total of 12,059 shares of common stock at a price of $0.50 to the holders of the Finnegan Note 3.

On August 4, 2022, the Company issued 49,200 shares of common stock to Jack Enright at a contractual price of $0.25 per share and a market price at issuance date of $0.1284 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their fair value of $6,317.

On August 4, 2022, the Company issued 603,177 shares of common stock to a service provider as payment for investor relations services. The transaction was effective August 1, 2022 and has a six month term. The shares were valued at the closing price of the Company’s common stock on August 4, 2022, of $0.1284 per share or $77,448.

On August 18, 2022, the Company issued 82,000 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $0.25 per share and a market price at issuance date of $0.1314 per share as commitment shares as set forth and defined in the Howe Note 4. The Company recorded these shares at their fair value of $10,775.

On September 2, 2022, the Company issued 29,110 shares of common stock to John Mitchell at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Mitchell Note. The Company recorded these shares at their fair value of $3,124.

On September 2, 2022, the Company issued 24,600 shares of common stock to Frank Lightmas at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Lightmas Note. The Company recorded these shares at their fair value of $2,640.

On September 2, 2022, the Company issued 12,300 shares of common stock to Lisa Lewis at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Lewis Note. The Company recorded these shares at their fair value of $1,320.

On September 2, 2022, the Company issued 12,300 shares of common stock to Sharon Goff at a contractual price of $0.25 per share and a market price at issuance date of $0.1073 per share as commitment shares as set forth and defined in the Goff Note. The Company recorded these shares at their fair value of $1,320.

On September 9, 2022, the Company issued 41,000 shares of common stock to Cliff Hagan at a contractual price of $0.25 per share and a market price at issuance date of $0.115 per share as commitment shares as set forth and defined in the Hagan Note. The Company recorded these shares at their fair value of $4,715.

On September 14, 2022, the Company issued 82,000 shares of common stock to Darling Capital at a contractual price of $0.25 per share and a market price at issuance date of $0.132 per share as commitment shares as set forth and defined in the Darling Capital Note. The Company recorded these shares at their fair value of $10,824.

On September 15, 2022, the Company issued 20,500 shares of common stock to Mack Leath at a contractual price of $0.25 per share and a market price at issuance date of $0.1399 per share as commitment shares as set forth and defined in the Leath Note. The Company recorded these shares at their fair value of $2,868.

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

					X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Investor Presentation	8-K	99.3	03/03/2022

101.INS	INLINE XBRL INSTANCE DOCUMENT

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2022, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: November 14, 2022	By:	/s/ Thomas Brodmerkel
Thomas Brodmerkel
Chief Financial Officer and Principal Financial Officer