Form 10-K
period 2022-12-31
Mitesco, Inc.
filed 2023-07-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 000-53601

MITESCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0496850
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18202 Minnetonka Blvd., Suite 100

Deephaven, MN 55391

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,837,001. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of June 15, 2023, the registrant had outstanding 5,115,437 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

MITESCO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report on Form 10-K (this “Annual Report”), unless indicated or the context requires otherwise, the terms the “Company”, “Mitesco” or “MITI” refer to Mitesco, Inc.

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

Special Notice Regarding the Worldwide Covid-19 Crisis

During the fiscal year ended December 31, 2022, there were many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption. The COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, customer store traffic, our people, and the market generally. During the year ended December 31, 2022, we made the determination that COVID-19 possessed no continued serious risk to our employees and our business, and we returned to operating under pre-COVID-19 protocols.

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to invest in our Company. The following is a summary of our key risks. A more detailed description of each of the risks can be found below in Item 1A. Risk Factors.

Risks Related to our Financial Condition

●

Effective December 8, 2022, we closed all of our clinic locations due to a lack of funding. Subsequent to that date we have entered into negotiations to terminate our obligations for all except one clinic location. Due to difficulty in securing financing, we are uncertain of when or even if we will be able to resume operations at any clinic location.

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

Risks Related to Ownership of our Common Stock

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

●

We do not intend to pay any cash dividends on our Common Stock in the near future therefore investors will not be able to receive a return on their shares unless they sell the shares at a higher price than their purchase price.

●	Until recently, our Common Stock was thinly traded and may prevent you from selling at or near asking prices, if at all.

PART I

ITEM 1. BUSINESS

Company Overview

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”), previously known as True Nature Holding, Inc., which was previously known as Trunity Holdings, Inc., a Delaware corporation, incorporated on January 18, 2012. Effective April 22, 2020, we changed our name to Mitesco, Inc.

We are a holding company with current operating plans to participate in the healthcare industry through the development of healthcare services, and with a view toward additional services and technology that may find a ready market in the healthcare industry. During early 2022 we continued on our plan to open primary care clinics around the United States in select markets, utilizing the experience, expertise, and training of licensed, advanced degreed nurse practitioners (“Nurse Practitioners”). During 2022 our clinics provided complete primary care, as well as a limited set of offerings addressing more specific needs for the general public. The medical practice focuses on whole person health and prevention. During late 2022 we decided to close our clinics due to a lack of funding for their operations and growth plans.

We have always had a view toward additional healthcare technology and services offerings and are committing more time to that effort going forward. We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal and state regulators of the health and related benefits industry’s business and reporting practices. As of the date of this filing, we are not subject any actual or anticipated regulatory reviews or audits relating to our operations.

The laws and rules governing our businesses and interpretations of those laws and rules continue to evolve each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of our businesses creates areas of uncertainty. Further, there are numerous proposed health care, financial services and other laws and regulations at the federal and state level some of which could adversely affect our businesses if they are enacted. We cannot predict whether pending or future federal or state legislation will have an adverse effect on our business.

We can give no assurance that its businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that we will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of our businesses, one or more of the industries in which we compete and/or the health care industry generally; (iii) our pending or future federal or state governmental investigations.

Corporate Organizational Chart

(1)

Due to the prohibition of corporate medicine in Minnesota and Colorado, these entities are owned by licensed nurse practitioners and are managed and controlled under contract by The Good Clinic LLC using a variable interest entity structure. A prohibition on the corporate practice of medicine by statute, regulation, board of medicine or attorney general guidance, or case law, exists in certain of the U.S. states in which we operate. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. We do not own the Good Clinic MN PLLC or the Good Clinic CO PLLC (together, the “Good Clinic PLLCs”). The Good Clinic LLC manages all administrative services. All clinical decisions are the purview of the Good Clinic PLLCs.

Competition

The market for healthcare solutions including walk in clinics and telehealth services is competitive. We compete in a fragmented primary care market with direct and indirect competitors that offer varying levels of impact to our stakeholders such as insurance companies, patients, and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We expect to compete with walk-in clinics, traditional healthcare providers, and primary care medical practices, care management and coordination, digital health, and telehealth companies. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Our business is dependent on completing our clinics and gaining patients and customers in our target markets. However, the healthcare market is competitive, which could make it difficult for us to succeed. We face competition in the healthcare industry for our solutions and services from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers. Generally, urgent care providers in the local communities will provide services similar to those we intend to offer, and our competitors (1) are more established than we are, (2) may offer a broader array of services or more desirable facilities to patients and providers than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. Our competition varies by state but generally includes local health systems, primary care physician offices and urgent care centers.

Our competitors may have greater name recognition, longer operating histories and significantly greater financial and other resources than we do. Further, our competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current members, health network partners and enterprise clients may accept alternative competitive solutions in lieu of purchasing our solution. If we are unable to compete in the healthcare market, our business would be harmed.

We may encounter increased competition from system-affiliated hospitals and healthcare companies, health insurers and private equity companies seeking to acquire providers in specific geographic markets. We also may face competition from primary care providers, and outpatient centers for market share and for providers and personnel. Furthermore, some of the clinics and medical offices that compete with us may be government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Competitors may also be better positioned to contract with leading health network partners in our target markets. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. We cannot assure we will be able to compete in the markets in which we operate which could cause you to lose your investment.

Our Competitive Strengths

We believe the following strengths and market dynamics provide us a competitive advantage. As additional capital is available to the Company, we will pursue the acquisition of existing healthcare services and technology business, and we may consider opening new clinics using our revised and less capital-intensive approach going forward:

●	Experienced management team - with a proven track record of growing healthcare services companies.
●

Experienced Board of Directors - that have been recruited for their specific expertise in business strategy, operations, healthcare, business development, accounting, public company management, information systems and technology, investment banking, merger & acquisitions, regulatory affairs, state, federal, and international law, political process lobbying,

●

Cost Advantage - Based on Bureau of Labor Statistics for Physician providers, the 2022 median annual pay for a Nurse Practitioner (NP) was $121,610 compared to the median annual pay for Family Medicine Physicians was $225,190. CMS established NP reimbursement at 85% of physician reimbursement for the same medical, surgical, and diagnostic procedure or service. Based on these considerations we believe we will have approximately a forty percent (40%) labor cost advantage over the traditional primary care service provider by employing Nurse Practitioners as the primary healthcare professional as compared to a traditional physician-employed care models.

●	Diversified product line including
o	Insurance paid (Commercial, Medicare and Medicaid) and cash paid primary care and behavioral services
o	Urgent care
o	Preventative care
o	Wellness care
o	Nutrition coaching
o	Population health services management
o	Telehealth care
o	Department of Transportation annual exams and First Responder Exams
o	In-clinic product sales of books, vitamins, supplements, and essential oils

●	Large healthcare market opportunity
o

U.S.’s total spending on healthcare equaled 19.7% of GDP at about $4.1 Trillion in 2020 according to the Centers for Medicare & Medicaid Services. Assuming that consumers want to lower their health care costs, we believe we can provide lower health care costs to consumers by utilizing primary care and Nurse Practitioners versus specialists.

o

Grandview Research values the US primary care market at $260.1 billion in 2021 and expects it to expand at a compound rate (CAGR) of 3.2% from 2022 to 2030. The WHO calls primary health care “the most inclusive, equitable, cost-effective and efficient approach to enhance people’s physical and mental health, as well as their social well-being.” CMS in their Primary Care First Model brief notes, “Primary care is central to a high-functioning healthcare system and thus, there is an urgent need to preserve and strengthen primary care.” The Advisory Board noted in their February 24, 2022, daily briefing that “investors are also pouring billions into primary care companies, amounting to $16 billion in 2021 alone.” The Good Clinic locations provide net new primary care access for the US healthcare consumer.

o	U.S. skin care market is large and growing. According to an October 2021 report by Statista, the U.S. skin care market was estimated at $17.5 billion in 2020.
o

The North America dietary supplements market is estimated $48.4 billion in 2021 and is expected to grow at a compound annual growth rate (CAGR) of 5.6% from 2022 to 2030 according to a report from Grand View Research.

●

Shortage of primary care providers – We believe there is a primary care physician shortage in America. The Association of American Medical Colleges in a June 21, 2021 report, states that there is a 17,800 to as much as 48,000 shortfall of primary care physicians by 2034. The Good Clinic is just one of a few organizations providing net new capacity to serve the people impacted by the shortage.

Operational Overview

During the year ended December 31, 2022, we have focused on establishing medical clinics utilizing nurse practitioners and telemedicine technology under “The Good Clinic” name. Our strategy is to utilize a mix of nurse practitioners and telemedicine technology in clinics to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As previously noted, we made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022, and releasing a significant portion of our staff. As we redevelop our new strategy for lower cost operations, we expect to focus on acquisition of existing healthcare technology and services businesses.

Serving the Market

We believe there is a looming shortage of primary care providers in the United States. Approximately 27 States in the U.S. allow Nurse Practitioners to operate as fully independent primary care providers. Another 13 allow Nurse Practitioners broad autonomy in providing primary care services. By using Nurse Practitioners, we plan to focus on direct patient care, patient education and helping people to manage their health more effectively. The Good Clinics are designed to improve access to basic affordable primary care and empower Nurse Practitioners to function as healthcare providers. According to an American Association of Colleges of Nursing report from April 2022, there are more than 355,000 Nurse practitioners practicing in the US making the necessary expertise readily available. This is a significant increase from the approximately 91,000 practicing in 2010. According to the Bureau of Labor Statistics 2021 data, Nurse Practitioners median annual pay was 48% less than their physician counterparts.

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

Billing and Payment

The Good Clinics bills health insurance companies for allowed medical services and accepts payment in cash or credit cards for client selected and non-covered services. We will also explore partnering with local small to mid-size businesses of all types to provide near-site employer clinics for wellness exams, chronic disease management, department of transportation exams, physicals, virus testing, occupational health services and other healthcare related services traditionally offered by primary care providers.

Marketing

We plan to generate business for The Good Clinics through a combination of partnerships with residential developers and local marketing and advertising, direct sales of occupational medical services to companies (flu shots, workers injury treatment services, drug testing, and health promotion programs), public relations efforts with local charities, city and county organizations, hospitals and medical providers, networking and promotional events and open houses. We have used internal marketing including brochures, posters, magazines, health promotion articles, and educational materials that point to our services. Upon having a new patient, we plan to initiate client follow-up and schedule return visits. To assure broad access of insured clients in the medical service area, we plan to participate in contracts with health insurance providers, and the Medicare program, making The Good Clinics services fully reimbursable for its clients.

The Good Clinic is about delivering a convenient individualized care experience built on education, expertise, and empathy. We are the patient’s partner in obtaining quality and affordable medical care. The Good Clinic supports patient care with both in-clinic and telehealth visits.

Healthcare Industry Insight

According to a recent report published by Centers for Medicare and Medicaid Services (“CMS”) which examined the market for 2020, health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 9.7 percent to $4.1 trillion in 2020, and now represents 19.7 percent of the U.S.’ Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The CMS estimates annual U.S. healthcare spending will grow at an average rate of 5.1 percent through 2030 and reach $6.8 trillion, or 19.6 percent of U.S. GDP, by 2030. We believe this trajectory is unsustainable and support the widespread call for investment in expanding access to primary care. Establishing a longitudinal primary care relationship has significant value to the individual and the overall healthcare system as detailed in an Eden Health May 2021 posting.

●	Adults in the U.S. who have a primary care provider have 19% lower odds of premature death than those who only see specialists for their care.
●	Patients with a primary care provider save 33% on healthcare costs compared to those who only see specialists.
●	Access to primary care helps avoid unnecessary trips to the emergency room, where care can cost as much as 4x that of other outpatient care.
●

Catching and treating problems during regular check-ups is far less expensive than treating an advanced illness — in fact, if everyone saw a primary care provider first for their care, it would save the U.S. an estimated $67 billion every year.

●	Patients report a 10% increase in patient satisfaction with healthcare when they have a primary care provider.

Management/Human Capital

We believe that the Company’s management team will remain relatively small in the near term and should consist of a team with experience in 1) public company accounting and finance, 2) software and systems, 3) brand marketing, and 4) public equities financing.

We also use the services of additional advisors and consultants on an as needed basis to perform outsourced tasks including accounting, SEC reporting, corporate finance and investor relations. As of December 31, 2022, none of our employees were represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Intellectual Property

In August 2020, we applied for trademark protection of “The Good Clinic”, with the United States Patent & Trademark Office (USPTO). Our federal trademark registration for the mark THE GOOD CLINIC is on the Supplemental Register, not the Principal Register. The Supplemental Register does not confer the same rights and benefits as the Principal Register. After a period of five years of use, or sooner based upon our marketing resources and our use of the name, we intend to apply to have the name transferred to the Principle Register.

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

If there are changes in laws, regulations, or administrative or judicial interpretations, we may have to change our future business practices, or our business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations. See the description below for certain of the laws, regulations, or administrative or judicial interpretations that we are currently subject to and the “Risk Factors” section.

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

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition, and results of operations.

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

In addition to the laws previously described, we may also be subject to other state fraud and abuse statutes and regulations if we expand our operations nationally. For example, Minnesota imposes a provider tax on healthcare providers and Colorado mandates that all patient facing providers are COVID-19 vaccinated. Generally, we operationalize our policies and procedures to be uniform across all jurisdictions in a manner that also complies with all local and state requirements.

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

Recent Developments

We are a holding company with current operating plans to participate in the healthcare industry through the development of healthcare services, and with a view toward additional services and technology that may find a ready market in the healthcare industry. We have made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022, and releasing a significant portion of our staff. As we redevelop our new strategy for lower cost operations, we hope to slowly open clinics, using the same staffing approach, but with a wider range of services for a broader portion of the population with healthcare needs.

The clinics closed and leases lost include the clinic in 1) Eagan, MN, 2) St. Paul MN, 3) St. Louis Park, MN, 4) Maple Grove, MN, 5) NE Minneapolis, 6) Wayzata, MN (under construction), and 7) two clinics in Denver, CO (under construction).

Reverse Stock Split

On December 12, 2022, the Company effected one-for-fifty reverse-split of its common stock. The number of shares of common stock outstanding immediately before the reverse-split was 231,427,580; the number of shares of common stock immediately following the reverse-split was 4,631,437, a decrease of 226,796,143 shares. This reverse stock split was effected as of December 12, 2022.

Gardner Debt for Equity Agreement

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settled certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as then upcoming amounts that would become due between the date of the Agreement and April 1, 2022. The Agreement also settled incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12.50. As a result, 63,593 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022. As of the date of this filing the Company has begun an effort to negotiate the remaining obligations with Gardner and hopes to have a complete resolution during the third quarter of fiscal 2023.

Other Corporate Information

Our website is www.mitescoinc.com and our principal executive offices is located at 18202 Minnetonka Blvd, Suite 100, Deephaven, MN 55391. Our telephone number is (844) 383 8689. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K. Our filings are also available through the SEC website www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Some statements in this Form 10-K, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

We have a history of losses. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern, since we have had recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have generated only minimal revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated, or that additional material weaknesses will not occur in the future.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of segregation of duties, (ii) lack of sufficient resources to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (iii) lack of formal control procedures related to the approval of related party transactions. As such, our internal controls over financial reporting were not designed or operating effectively.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business. Our ability to retain staff with appropriate experience in GAAP presentation will also be dependent upon the revenue we generate from operations and our ability to raise sufficient funding.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Common Stock and Warrants.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer a “smaller reporting company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our Common Stock and Warrants.

The issuance of additional shares of our Common Stock, Warrants, convertible Preferred Stock and other convertible securities may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of June 8, 2023, there were outstanding options and warrants to purchase 310,692 and 672,334 shares of Common Stock, respectively. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of Common Stock underlying such securities could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants could exercise them at a time when we would likely be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. The market for clinics and services we provide may be particularly vulnerable to unfavorable economic conditions. Some customers may consider certain of our services to be discretionary, and if full reimbursement for such services is not available, demand for these services may be tied to the discretionary spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen, and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our services and making it more difficult for us to raise funds if necessary, and our stock price may decline.

Mechanic’s liens were placed on six of our clinics that could have a material adverse impact on our business, results of operations, and financial condition.

In 2022, nine mechanic’s liens for an approximate total of $3.9 million were filed by several contractors against 7 of our 9 clinics. In 2023, the landlord for the Eagan clinic and the landlord for the St. Paul clinic reached confidential settlements with the contractors related to the liens. The other landlords are continuing to negotiate with the contractors to resolve the liens. We are currently in negotiations with landlords to settle the impact of the liens and the ongoing lease obligations related to the clinic properties. There are no filed liens on the NE Minneapolis or Eden Prairie locations. We are negotiating with the NE Minneapolis a settlement regarding our lease obligations that still remain after we relinquished possession of the property. We are currently paying rent on the Eden Prairie clinic location with the intent to either reopen as capital comes available or to sell the location with The Good Clinic brand and assets.

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

Risks Related to our Business

Failure to attract and retain sufficient numbers of qualified personnel could also impede our future plans.

We must attract and retain sufficient medical professional employees to operate and execute our service model and growth plan even though there is a limited number of qualified medical professionals. Each clinic that we open will need to be staffed with enough Nurse Practitioners to properly run the clinics. We will face competition for Nurse Practitioners from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services.

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

By operating in the health care industry, we will face an inherent business risk of exposure to personal injury claims. Effective on April 19, 2021, we obtained malpractice insurance however, there can be no assurance that such insurance will adequately protect us from such claims. A successful personally liability claim, or series of claims brought against us, more than our insurance coverage, would negatively impact our financial condition.

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

We have not yet generated significant revenues from our present operations and may not do so for an indefinite period of time. Our strategy is to operate walk-in clinics, provide telemedicine and acquire complimentary business in the future. Our future revenues and profitability depend upon our ability to successfully implement our growth strategy. There can be no assurance given that we will be successful in executing our growth strategy, and even if we achieve our strategic plan, that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition, and results of operations. Acquisitions may require greater than anticipated investment of operational and financial resources. Acquisitions and related growth may also require the integration of different services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition, and results of operations. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our resources and may require us to hire and train additional employees. We will need to expand and acquire systems and infrastructure to accommodate our planned operations. The failure to implement our plan of operations and manage any future growth effectively will materially and adversely affect our business.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payors by increasing medical costs generally, which could influence the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition, and results of operations.

We are regulated by Federal Anti-Kickback Statutes.

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid, or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act of 1935, as amended to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The Office of the Inspector General (the “OIG”), which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation, and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid, or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

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

We will rely extensively on our information technology (“IT”) systems to manage scheduling and financial data, communicate with our future customers and their patients, vendors, and other third parties, and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data, or proprietary business information.

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. Due to the significant military action against Ukraine launched by Russia, the risk of such cyber-security threats has increased. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches.

We must comply with Environmental and Occupational Safety and Health Administration Regulations.

We are subject to federal, state, and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling, and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject to as those regulations are being implemented, which could adversely affect our operations.

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

In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as permitted under the Civil Monetary Penalties Law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $10,000 for each wrongful act.

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

The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation, or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations and financial condition. Healthcare providers could be subject to federal and state investigations and payor audits.

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

When we start receiving reimbursement from third party payors, the sales of our therapies will depend in part on the availability of reimbursement by third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical treatments and services. Governmental approval of health care products does not guarantee that these third-party payors will pay for the products. Even if third-party payors do accept our therapeutic treatments, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of therapies may change before our products and services are approved for marketing, and any such changes could further limit reimbursement, if any.

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

Our executive officers, directors as well as certain other key shareholders are the owners of approximately 68% of the voting shares of the Company as of June 18, 2022 as a result of their ownership over our Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”), and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 400 votes for each share owned, one (1) vote for each common holder. As such, our management can determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

Risks Relating to Ownership of our Units

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed a reverse stock split, or the Reverse Stock Split, of our common stock by a ratio of one-for-fifty (1:50) effective December 12, 2022. The liquidity of our common stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the Reverse Stock Split will result in the intended benefits, that the market price of our common stock will remain higher following the Reverse Stock Split or that the market price of our common stock will not decrease in the future.

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

The trading market for our Common Stock, Series A Warrants and Series B Warrants will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock and Warrants could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On June 8, 2023, the reported low sale price of our Common Stock was $0.92, while the reported high sales price was $1.02, with a closing price of $0.94. For comparison purposes, on December 31, 2021, our stock price closed at $8.20. The decrease in stock price is believed to be related to the closing of our clinics in 2022. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. In addition, sales of substantial amounts of our Common Stock and Warrants, or the perception that such sales might occur, could adversely affect prevailing market prices of our Common Stock and Warrants and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings. As a result of this volatility, investors may experience losses on their investment in our Common Stock and Warrants. The market price for our Common Stock and Warrants may be influenced by many factors, including the following:

●	sale of our Common Stock Warrants by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our securities;
●	our ability to obtain financings to implement our business plans;
●	the timing and success of introductions of new clinics;
●	our ability to attract new customers;
●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of securities by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter new markets or develop new products;
●	reputational issues;
●	our inability to successfully manage our business or achieve profitability;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	market conditions or trends in our industry; and
●	other events or factors, many of which may be out of our control.

These broad market and industry factors may seriously harm the market price of our Common Stock and Warrants, regardless of our operating performance. Since the stock price of our Common Stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our Common Stock and Warrants could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our Common Stock and Warrants will not be at prices lower than those sold to investors.

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

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although our ability to designate and issue preferred stock is currently restricted by covenants in the Certificate of Designation for the Series C Preferred Stock. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock, Series A Warrants and Series B Warrants. This could make it more difficult for shareholders to sell their Common Stock, Series A Warrants and Series B Warrants. This could also cause the market price of our Common Stock, Series A Warrants and Series B Warrants to drop significantly, even if our business is performing well.

Offers or availability for sale of a substantial number of shares of our Common Stock, Series A Warrants and Series B Warrants may cause the price of our Common Stock, Series A Warrants and Series B Warrants to decline.

Sales of large blocks of our Common Stock, Series A Warrants and Series B Warrants could depress the price of our Common Stock, Series A Warrants and Series B Warrants. The existence of these shares and shares of Common Stock that may be issuable upon conversion or exercise, as applicable, of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to the price of our Common Stock, Series A Warrants and Series B Warrants. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to convert or exercise such securities or sell a substantial number of shares of our Common Stock, such selling efforts may cause significant declines in the market price of our Common Stock and Warrants. In addition, the shares of our Common Stock, Series A Warrants and Series B Warrants sold in the offering will be freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”). As a result, a substantial number of shares of our Common Stock, Series A Warrants and Series B Warrants may be sold in the public market following this offering. If there are significantly more shares of Common Stock, Series A Warrants and Series B Warrants offered for sale than buyers are willing to purchase, then the market price of our Common Stock, Series A Warrants and Series B Warrants may decline to a market price at which buyers are willing to purchase the offered Common Stock Warrants and sellers remain willing to sell our Common Stock, Series A Warrants and Series B Warrants.

Risks Related to Cybersecurity

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or are perceived to have been compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, use, transmit, disclose, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data regarding clinical trial subjects), intellectual property, and trade secrets.

Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including, but not limited to, malicious code (such as viruses and worms), social engineering attacks (including through phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial of service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, unauthorized access, natural disasters, fire, terrorism, successful breaches, personnel misconduct or error, or human or technological error, war and telecommunication and electrical failures.

In particular, severe ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, the COVID-19 pandemic poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties (such as service providers and technologies) to process sensitive information in a variety of contexts, including without limitation third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.  If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.  While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Any of the previously identified or similar threats could cause a security incident or other incident during which our information technology systems or data could be compromised, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data; it could also disrupt our ability (and that of third parties upon which we rely) to operate our business.

We may expend significant resources or modify our business activities in an effort to protect against the compromise of our information technology systems and data. Further, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class actions); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders; such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following lists the rental agreements we had in place as of December 31, 2022. As a result of our revised plans for The Good Clinic, and because of the limited availability of additional capital, we are in the process of negotiating the termination of most of these sites. As noted below our limited capital has caused some of our relationships with vendors and landlords to include some litigation, further noted in other parts of this document.

On November 1, 2020, we entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000.

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000.

Additionally, on June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000.

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000.

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000.

On September 9, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $782,000.

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000.

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127.

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000.

On April 4, 2022, we entered into an agreement to open a clinic in Wayzata, Minnesota, which was expected to begin operations in the first quarter of 2023. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $407,000. As of February 3, 2023 this lease obligation was terminated. We agreed to pay a $25,000 termination fee.

On July 25 and July 29, 2022 two mechanic’s lien in the total amount of $373,396 were placed on our St. Paul, MN The Grove clinic.

On July 29, 2022 a mechanic’s lien in the amount of $136,210 was placed on our Eagan, MN Vikings Parkway clinic.

On July 29, 2022 a mechanic’s lien in the amount of $137,800 was placed on our Maple Grove, MN Arbor Lakes clinic. This amount has since been paid in full and we are in the process of removing the lien.

On August 22 and August 26, 2022 two mechanic’s lien in the total amount of $616,785 was placed on our Denver, CO Quincy clinic.

On August 22 and August 26, 2022 two mechanic’s lien in the amount of $593,162 was placed on our Denver, CO Radiant clinic.

On October 4, 2022 a mechanic’s lien in the amount of $334,508 was placed on our St. Louis Park, MN clinic.

On November 16, 2022 a mechanic’s lien in the amount of $961,577 was placed on our Eagan, MN Vikings Parkway clinic.

On or about December 20, 2022 a mechanic’s lien in the amount of $27,951 was placed on the Wayzata, MN.

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

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when no such loan had been received. Bank of America requested that the Company remit the funds received back to Bank of America. The Company negotiated the conversion of this to a 60 month note at 1% interest. We are currently in default on this note. If we are not successful bring it current, it could have a material adverse effect on our financial condition.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. The Company was not named in the suit. The Company expects to resolve it for nominal consideration.

On October 25, 2022, the company was notified that a vendor filed suit related to a contract dispute naming both The Good Clinic and The CEO of the Good Clinic. This suit was settled on May 5, 2023, and dismissed with prejudice on May 12, 2023. The settlement included the issuance of the Company’s restricted common stock. As a part of the settlement the Company issued 2,552 shares of its restricted common stock to the plaintiff and it issued to the CEO of The Good Clinic 19,622 of its restricted common stock, plus $3,000 in cash for reimbursement of expenses related to settling the suit with the vendor.

The Company has a number of legal situations involved with the winding down of its clinic business activities including claims regarding certain construction contracts and as a part of the process of cancellation of leases. See “Properties” for additional details. The following is a summary as of the date of this filing:

●	The Wayzata, MN clinic leases was terminated for a commitment to pay $25,000.
●

The two Denver, Colorado clinic lease, known as Quincy and Radiant, possession has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.

●

The Eagan clinic, aka Vikings clinic, gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement with the lien holder. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations.

●	The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●	The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●	The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●

The Northeast Minneapolis clinic, aka Nordhaus clinic, possession was relinquished in May 2023. There is no lien on the property. The handling of lease obligations remains in negotiations with the landlord.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTCQB under the symbol “MITI.”

On June 8, 2023, the price of our Common Stock as reported on the OTCQB was $0.94 and we have approximately 578 holders of record of our Common Stock, and approximately 7,000 shareholders including smaller holders and those with restricted shares not currently in the market.

Listing

Our Common Stock is traded on the OTCQB under the symbol MITI. There is no established trading market for the Series A Warrants and Series B Warrants or any of our Preferred Shares.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our Common Stock. Under the Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. The Company does not intend to declare or pay any cash dividends on its Common Stock in the foreseeable future. The holders of our Common Stock are entitled to receive only such dividends (cash or otherwise) as may be declared by our Board of Directors.

On December 31, 2019, we issued 26,227 shares of its Series X Preferred stock in order to settle certain of the Company’s obligations. The Series X Preferred shares have a liquidation preference of $25.00 per share and will pay a 10% per year dividend based upon the liquidation value. The dividend may be paid in cash or in the issuance of restricted Common Stock. If the Company chooses to pay the dividend in restricted Common Stock the number of shares issued to fulfill the dividend payment shall be determined based on the stock price on the date the dividend award is made by the Board of Directors. The Series X has 400 votes per share and votes with our Common Stock. As of June 8, 2023, the outstanding Series X Preferred shares was 24,227.

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

Recent Sales of Unregistered Shares

On January 12, 2022, the Company entered into a settlement agreement with an ex-employee. Pursuant to the terms of this agreement, the Company agreed to pay the amount of $19,032 for accrued salary, and the employee returned to the Company for cancellation 8,000 shares of common stock previously issued as compensation. These shares were valued at par value of $0.01 or a total value of $80; the Company recorded a gain on cancellation of these shares in the amount of $15,032.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (“Gardner”) on January 7, 2022 (the “Gardner Equity Agreement”). Pursuant to Gardner Equity Agreement, the Company issued shares of restricted common stock to Gardner in exchange for the Company Debt Obligations, as defined below.

The Gardner Equity Agreement settled for certain accounts payable amounts owed by the Company to Gardner. The Gardner Equity Agreement also settled accrued interest and penalties on the amounts due through January 5, 2022, as well as interest payments on amounts incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12,50. As a result, 63,593 Restricted Shares were authorized to be issued.

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 30,835 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $12,50 per share and recorded the amount of $385,431 as waiver fees. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 34,400 Commitment Fee Shares to AJB Capital Investors, LLC. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $12.50 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $6.35 per share. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

On March 31, 2022, the Company issued 7,648 shares of common stock at a price of $12,50 per share which were previously subscribed for the conversion of accounts payable in the amount of $95,558.

On April 27, 2022, the Company issued 14,400 shares of stock to Cavalry Fund 1 LP as compensation for the waiver of certain covenants as set forth in the Series C Certificate of Designation.

On April 27, 2022, the Company issued 1,929 shares of common stock with a contract price of $12.50 per share or $24,118 and a grant date market value of $8.00 or $15,434 to Larry Diamond, it’s Chief Executive as commitment shares as set forth and defined in Diamond Note 3. The Company recorded these shares at their relative fair value of the components of Diamond Note 3, or $16,200, and recorded a loss in the amount of $765 on this transaction. The Company also issued five-year warrants to purchase 1,929 shares of common stock at a price of $12.50 to Mr. Diamond pursuant to Diamond Note 3.

On May 1, 2022, the Company issued 15,000 shares of common stock to a service provider at a price of $6.88 per share.

On May 10, 2022, the Company entered into a securities purchase agreement with Kishon Investments, LLC with respect to the sale and issuance of: (i) an initial commitment fee in the amount of $159,259 in the form of 12,741 shares of the Company’s common stock,  (ii) promissory note in the principal amount of $277,777 due on November 10, 2022, and (iii) warrants to purchase up to 5,556 shares of the common stock. The note and warrants were issued on May 10, 2022 and were held in escrow pending effectiveness of the Purchase Agreement.

Pursuant to the terms of the purchase agreement, the initial shares were issued at a value of $159,259, the note was issued in the principal amount of $277,777 for a purchase price of $250,000, resulting in the original issue discount of $27,777; and the warrants were issued, with an initial exercise price of $12.50 per share, subject to adjustment.

On May 18, 2022, the Company issued 386 shares of common stock to Larry Diamond, it’s Chief Executive Officer at a contractual price of $12.50 per share and a market price at issuance date of $7.585 per share as commitment shares as set forth and defined in Diamond Note 4. The Company recorded these shares at their relative fair value of the components of Diamond Note 4, or $3,160 and recorded a loss in the amount of $249 on this transaction. The Company also issued five-year warrants to purchase 386 shares of common stock at a price of $12.50 to Mr. Diamond pursuant to Diamond Note 4.

On May 23, 2022, the Company issued 386 shares of common stock to Jessica Finnegan at a contractual price of $12.50 per share and a market price at issuance date of $8.97 per share as commitment shares as set forth and defined in Finnegan Note 1. The Company recorded these shares at their relative fair value of the components of Finnegan Note 1, or $3,240, and recorded a gain in the amount of $222 on this transaction. The Company also issued five-year warrants to purchase 386 shares of common stock at a price of $12.50 to Ms. Finnegan pursuant to Finnegan Note 1.

On May 26, 2022, the Company issued 1,688 shares of common stock to the May 26 Lenders at a contractual price of $12.50 per share and a market price at issuance date of $7.585 per share as commitment shares as set forth and defined in the May 26, 2022 Notes. The Company recorded these shares at their relative fair value of the components of the May 26 Note, or $14,175, and recorded a loss in the amount of $1,369 on these transactions. The Company also issued five-year warrants to purchase 1,688 shares of common stock at a price of $25.00 to the May 26 Lenders pursuant to the May 26, 2022.

On June 7, 2022, the Company issued 8,103 shares of common stock at a price of $12.50 per share to investors for accumulated dividends on Series X Preferred Stock. See note 12.

On June 9, 2022, the Company issued 7,284 shares of common stock to the June 9 Lenders at a contractual price of $12.50 per share and a market price at issuance date of $7,425 per share as commitment shares as set forth and defined in the June 9 Notes. The Company recorded these shares at the relative fair value of the components of June 9 Notes, or $66,400, and recorded an aggregate loss in the amount of $9,356 on these transactions. The Company also issued five-year warrants to purchase 7,284 shares of common stock at a price of $25.00 to the May 26 Lenders pursuant to the June 9 notes.

On June 22, 2022, the Company issued 12,741 shares of common stock at fair value of $10.45 per share to GS Capital at a fair value of $10.45 per share as a commitment fee.

On June 22, 2022, the Company issued 8,600 shares of common stock at fair value of $10.45 per share to Anson East and an additional 25,800 shares of common stock at a fair value of $10.45 per share to Anson Investments as a commitment fee.

On July 7, 2022, the Company issued 2,412 shares of common stock to William Mackay at a contractual price of $12.50 per share and a market price at issuance date of $7.445 per share as commitment shares as set forth and defined in the Mackay Note. The Company recorded these shares at their relative fair value of the components of Mackay Note, or $12,500, and recorded a gain in the amount of $5,456 on this transaction. The Company also issued five-year warrants to purchase 2,412 shares of common stock at a price of $12.50 to Mr. Mackay pursuant to the Mackay Note.

On July 7, 2022, the Company issued 193 shares of common stock to Charlies Schrier at a contractual price of $12.50 per share and a market price at issuance date of $7.445 per share as commitment shares as set forth and defined in the Schrier Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,000, and recorded a gain in the amount of $436 on this transaction. The Company also issued five-year warrants to purchase 193 shares of common stock at a price of $25.00 to Mr. Schrier pursuant to the Schrier Note.

On July 21, 2022, the Company issued 241 shares of common stock to Juan Carlos Iturregui, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $7.225 per share as commitment shares as set forth and defined in the Iturregui Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,225, and recorded a gain in the amount of $518 on this transaction. The Company also issued five-year warrants to purchase 241 shares of common stock at a price of $25.00 to Mr. Iturregui pursuant to the Iturregui Note.

On July 21, 2022, the Company issued 2,460 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $7.225 per share as commitment shares as set forth and defined in the Howe Note 3. The Company recorded these shares at their relative fair value of the components of Howe Note 3, or $12,495, and recorded a gain in the amount of $5,729 on this transaction. The Company also issued five-year warrants to purchase 2,460 shares of common stock at a price of $25.00 to the Michael C. Howe Living Trust pursuant to the Howe Note 3.

On July 26, 2022, the Company issued 482 shares of common stock to Eric S. Nommsen at a contractual price of $12.50 per share and a market price at issuance date of $6.84 per share as commitment shares as set forth and defined in the Nommsen Note. The Company recorded these shares at their relative fair value of the components of Nommsen Note, or $2,350, and recorded a gain in the amount of $949 on this transaction. The Company also issued five-year warrants to purchase 482 shares of common stock at a price of $25.00 to Mr. Nommsen pursuant to the Nommsen Note.

On July 27, 2022, the Company issued 482 shares of common stock to James H. Caplan at a contractual price of $12.50 per share and a market price at issuance date of $6.935 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their relative fair value of the components of the Caplan Note, or $2,350, and recorded a gain in the amount of $995 on this transaction. The Company also issued five-year warrants to purchase 482 shares of common stock at a price of $25.00 to Mr. Caplan pursuant to the Caplan Note.

On August 4, 2022, the Company issued a total of 241 shares of common stock to Jessica, Kevin C., Brody, Isabella, and Jack Finnegan at a contractual price of $25.00 per share and a market price at issuance date of $6.42 per share as commitment shares as set forth and defined in the Finnegan Note 3. The Company recorded these shares at their relative fair value of the components of the Finnegan Note 3, or $1,000, and recorded a gain in the amount of $448 on this transaction. The Company also issued five-year warrants to purchase a total of 241 shares of common stock at a price of $25.00 to the holders of the Finnegan Note 3.

On August 4, 2022, the Company issued 984 shares of common stock to Jack Enright at a contractual price of $12.50 per share and a market price at issuance date of $6.42 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their fair value of $6,317.

On August 4, 2022, the Company issued 12,064 shares of common stock to a service provider as payment for investor relations services. The transaction was effective August 1, 2022 and has a six month term. The shares were valued at the closing price of the Company’s common stock on August 4, 2022, of $6.42 per share or $77,448.

On August 18, 2022, the Company issued 1,640 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $6.57 per share as commitment shares as set forth and defined in the Howe Note 4. The Company recorded these shares at their fair value of $10,775.

On September 2, 2022, the Company issued 582 shares of common stock to John Mitchell at a contractual price of $12.50 per share and a market price at issuance date of $5.365 per share as commitment shares as set forth and defined in the Mitchell Note. The Company recorded these shares at their fair value of $3,124.

On September 2, 2022, the Company issued 492 shares of common stock to Frank Lightmas at a contractual price of $12.50 per share and a market price at issuance date of $5.365 per share as commitment shares as set forth and defined in the Lightmas Note. The Company recorded these shares at their fair value of $2,640.

On September 2, 2022, the Company issued 246 shares of common stock to Lisa Lewis at a contractual price of $12.50 per share and a market price at issuance date of $5.365 per share as commitment shares as set forth and defined in the Lewis Note. The Company recorded these shares at their fair value of $1,320.

On September 2, 2022, the Company issued 246 shares of common stock to Sharon Goff at a contractual price of $12.50 per share and a market price at issuance date of $5.65 per share as commitment shares as set forth and defined in the Goff Note. The Company recorded these shares at their fair value of $1,320.

On September 9, 2022, the Company issued 820 shares of common stock to Cliff Hagan at a contractual price of $12.50 per share and a market price at issuance date of $5.75 per share as commitment shares as set forth and defined in the Hagan Note. The Company recorded these shares at their fair value of $4,715.

On September 14, 2022, the Company issued 1,640 shares of common stock to Darling Capital at a contractual price of $12.50 per share and a market price at issuance date of $6.60 per share as commitment shares as set forth and defined in the Darling Capital Note. The Company recorded these shares at their fair value of $10,824.

On September 15, 2022, the Company issued 410 shares of common stock to Mack Leath at a contractual price of $12.50 per share and a market price at issuance date of $6.995 per share as commitment shares as set forth and defined in the Leath Note. The Company recorded these shares at their fair value of $2,868.

On October 1, 2022, the Company issued 6,329 shares of common stock at a price of $16.00 per share to a service provider.

On November 18, 2022, the Company issued 91,328 shares of common stock to AJB pursuant to a commitment fee agreement.

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by and should be read together with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results could differ materially from those projected in the forward-looking statements.

We are a holding company with current operating plans to participate in the healthcare industry through the development of healthcare services, and with a view toward additional services and technology that may find a ready market in the healthcare industry. During 2022 we continued on our plan to open primary care clinics around the United States in select markets, utilizing the experience, expertise, and training of licensed, advanced degreed nurse practitioners (“Nurse Practitioners”). In late 2022 we made a decision to discontinue our clinic businesses due to a lack of available capital required for their continued operation and growth.

We have always had a view toward additional healthcare technology and services offerings, and are committing more time to that effort going forward. We have a number of near term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal and state regulators of the health and related benefits industry’s business and reporting practices. As of the date of this Form 10-K, we are not subject to any actual or anticipated regulatory reviews or audits relating to our operations.

The laws and rules governing our businesses and interpretations of those laws and rules continue to evolve each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of our businesses creates areas of uncertainty. Further, there are numerous proposed health care, financial services and other laws and regulations at the federal and state level some of which could adversely affect our businesses if they are enacted. We cannot predict whether pending or future federal or state legislation will have an adverse effect on our business.

We can give no assurance that its businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that we will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of our businesses, one or more of the industries in which we compete and/or the health care industry generally; (iii) our pending or future federal or state governmental investigations.

Reverse Stock Split

On December 12, 2022, our board of directors approved the filing of a certificate of amendment to our amended and restated certificate of incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to affect the one-for-fifty. The Amendment became effective at 5:00 p.m. Eastern Time on December 12, 2022.

Pursuant to the Amendment, at the effective time of the Amendment, every fifty (50) shares of our issued and outstanding common stock was automatically combined into one (1) issued and outstanding share of common stock The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share thereof. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment were reduced proportionately. All share and per share amounts of common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Business Summary

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and added five additional operating clinics during 2022 for a total of six clinics open and operating at October 14, 2022 and three under construction (one in Wayzata, MN and two in Denver Colorado). In December of 2022 we decided to close the clinics due to a lack of available capital to fund their ongoing operation and growth.

We have always had a view toward additional healthcare technology and services offerings, and are committing more time to that effort going forward. We have a number of near term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period or any future periods. Further, as a result of any acquisitions of other businesses, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

Years ended December 31, 2022 and 2021

Revenue

The Company recognized revenue of $0.7 million for the year ended December 31, 2022, compared to $0.1 for the year ended December 31, 2021. The increase in revenue is the result of the opening of The Good Clinic’s four locations.

Cost of Sales

The Company incurred approximately $2.1 million of cost of goods sold for the year ended December 31, 2022, compared to $0.5 for the year ended December 31, 2021. The increase in cost of goods sold is the result of the opening of The Good Clinic’s four locations.

Gross Loss

Our gross loss was $1.4 million for the year ended December 31, 2022, compared to $0.4 for the year ended December 31, 2021.

Operating Expenses

Our total operating expenses for the year ended December 31, 2022, were $18.2 million compared to $6.1 million for the year ended December 31, 2021.

Operating Expense for the year ended December 31, 2022 included  $7.6 million for the impairment of fixed assets in connection with the closing of our clinics; there was no comparable transaction during the year ended December 31, 2021. Other operating expense for the year ended December 31, 2022 were comprised primarily of $3.3 million payroll and payroll taxes, $1.3 million in legal and professional fees, $1.1 million in office and facilities expenses, $0.9 million in depreciation, $0.5 million of stock-based compensation, $0.5 million in consulting fees, $0.4 million in advertising, marketing, and investor relations expenses, and $1.2 million in other operating costs.

Client acquisition costs were significantly below target at $60 per new client versus the budgeted $200 per new client. This was achieved due to the high rate of patient referrals of friends and family as well as lower than plan funding of advertising due to a lack of available capital. In April of 2022 paid advertising was suspended. For the remainder of 2022 operations, after advertising was suspended, approximately 50% of appointments were for new clients to the clinics.

Operating Expense for the year ended December 31, 2021 were comprised primarily of $1.4 million payroll and payroll taxes, $0.8 million of non-cash compensation, $1.1 million in legal and professional fees, $0.6 million in marketing expenses, $1.0 million in office and facilities expenses, $0.6 million in consulting fees and $1.3 million in other operation costs.

Other Income and Expenses

Interest expense was approximately $3.2 million for the year ended December 31, 2022, compared to approximately $1.0 million for the year ended December 31, 2021. Interest expense – related parties was approximately $1.2 million for the year ended December 31, 2022 compared to $0 for the year ended December 31, 2021. The increase in interest expense was a result of the increased level of debt during fiscal 2022.

During the year ended December 31, 2021, we recorded a loss on a legal settlement of $0.1 million. There was not an equivalent gain or loss during the year ended December 31, 2021 prior period.

During the year ended December 31, 2022, we recorded a loss on true-up shares issued with notes payable in the amount of $9,007. There were no comparable transactions during the prior period.

During the year ended December 31, 2022, we recorded a gain on commitment fee shares in the amount of $0.1 and a gain on commitment fee shares issued to related parties in the amount of $0.1. There were no comparable transactions during the year ended December 31, 2021.

During the year ended December 31, 2022, we recorded a loss on settlement of accrued salary in the amount of $15,032. There were no comparable transaction during the year ended December 31, 2021.

During the year ended December 31, 2021, we recorded a gain on settlement of notes payable of approximately $1,836. There was no comparable transaction during the current period.

During the year ended December 31, 2022, we recorded a loss on revaluation of derivative liabilities in the amount of $687,178 compared to a loss on revaluation of derivative liabilities in the amount of $493,455 during the year ended December 31, 2021.

For the year ended December 31, 2022, we had a net loss available to common shareholders of approximately $23.6 million, or a net loss per share, basic and diluted of ($5.29) compared to a net loss available to common shareholders of approximately $7.9 million, or a net loss per share, basic and diluted of ($2.77), for the year ended December 31, 2021.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2022, we had cash and cash equivalents of approximately $36,000 compared to cash of approximately $1.2 million as of December 31, 2021.

Net cash used in operating activities was approximately $5.2 million for the year ended December 31, 2022. This is the result of our business development efforts pertaining to the start-up our operations. Cash used in operations for the year ended December 31, 2021, was approximately $5.0 million.

Net cash used in investing activities was approximately $1.7 million for the year ended December 31, 2022 compared to approximately $1.9 million for the year ended December 31, 2021.  This amount does not include approximately $4.5 million of capital expenditures included in accounts payable at December 31, 2022. The amounts relate to the purchase of fixed assets and leasehold improvement on our first clinic.

Net cash provided by financing activities for the year ended December 31, 2022, was approximately $5.8 million, consisting of proceeds from a notes payable of approximately  $4.4 million  and notes payable – related parties of approximately $1.5 million. We also received landlord financing of leasehold improvements of approximately $0.2 million. Partially offsetting the proceeds were principal payments on a  note payable to a related party of was approximately $0.2 million.

We have made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022, and releasing a significant portion of our staff. As we redevelop our new strategy for lower cost operations, we hope to slowly open clinics, using the same staffing approach, but with a wider range of services for a broader portion of the population with healthcare needs.

As of the date of this filing:

●	The Wayzata, MN clinic leases was terminated for a commitment to pay $25,000.
●

The two Denver, Colorado clinic leases, known as Quincy and Radiant, possession has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.

●

The Eagan clinic, aka Vikings clinic, gave up possession in January of 2023. The mechanics lien has been placed on the property was settled by the landlord in a confidential settlement with the lien holder. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations.

●	The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●	The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●	The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●

The Northeast Minneapolis clinic, aka Nordhaus clinic, possession was relinquished in May 2023. There is no lien on the property. The handling of lease obligations remains in negotiations with the landlord.

●	Currently, we have the Eden Prairie, MN clinic. It is closed. If capital becomes available, we will work to reopen this facility.

If capital is available, we may reopen this location of The Good Clinic using a modified approach that emphasizes care for chronic illnesses and consumer direct services. We may explore the sale of the Good Clinic concept as well. The Company is refocusing its strategy on Mitesco’s original business focus of acquiring smaller health care technology companies that are at or approaching cashflow positive operations and can benefit from the expertise of the board and management, Mitesco’s access to public market capital, and the efficiency of purchasing services achievable within a holding company structure.

Our financial statements as presented in this filing reflect total liabilities of over $20 million, including certain reserves for potential liabilities related to ceased operations related largely to long term lease obligations and costs related to the construction of our facilities. A substantial amount of these liabilities may be reversed on negotiations, and it is our goal to settle the remaining amounts with non -cash consideration as noted above.

There can be no assurance that all of these vendors will be willing to settle their obligations with the Company on the proposed terms, or in amounts acceptable to the Company. We remain undercapitalized and until we have resolved most of these obligations it is unlikely that we will be able to attract sufficient capital on reasonable terms to execute our business strategy. We remain committed to resolution of these outstanding items in a fair and timely manner.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2022 and 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MITESCO, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE

47	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB 587)

49	CONSOLIDATED BALANCE SHEETS

50	CONSOLIDATED STATEMENTS OF OPERATIONS

51	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

52	CONSOLIDATED STATEMENTS OF CASH FLOWS

54	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mitesco, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitesco, Inc. and subsidiaries (the Company) for the two years then ended December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative liability on Convertible Promissory Notes – Refer to Note 9 and 12 of the financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company entered into five Securities Purchase Agreements with respect to the sale and issuance to the investors of (i) an initial commitment fee in the form of shares (Commitment Fee Shares) of the Company's common stock which Commitment Fee Shares can be decreased if the Company repays the notes on or prior to their maturity, (ii) a promissory note and (iii) common stock purchase warrant to purchase shares of common stock.  As described in Note 9 and 12 to the financial statements, as of December 31, 2022, the Company utilized a Monte Carlo Simulation and PWERM model to value a derivative liability relating to the "True-Up Share Obligations and Warrants", respectively in accordance with ASC 820, “Fair Value Measurement”. A Monte Carlo simulation is used to model the probability of different outcomes in a process that cannot easily be predicted due to the intervention of random variables. It is a technique used to understand the impact of risk and uncertainty and establishes a fair value based on the most likely outcome.  The PWERM Model develops an estimate based on the probability-weighted present value of various future outcomes.

We identified the valuation of the derivative liability relating to the above note payable as a critical audit matter because the results cannot be duplicated and requires a high degree of auditor judgment. The principal considerations for our determination that performing procedures relating to the valuation of the note features as a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the derivative liability due to the significant judgments made by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the assumptions used in the simulations. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing the following procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:

●	Performed an analysis of the Company's Convertible Note, Warrants and True-Up Obligation including various conversion and other provisions
●	Inquiry of management regarding the development of the assumptions used in the valuation of the derivative liability.
●

Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the model, and testing the reasonableness of significant assumptions, including the stock price, term, volatility, annual expected return, discount rate and dividend yield.

●	Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions.
●

Evaluated the experience and qualifications of the Company’s external consultant assisting with the estimate of fair value. Made inquiries of the Company’s external consultant to ascertain objectivity or bias of the external consultant.

●

Obtained an understanding of the nature of the work the Company’s external consultant performed, including the objectives and scope of the external consultant’s work and the methods or assumptions used. Identified and evaluated assumptions utilized by the external consultant and the supporting evidence provided.

●	Identified and evaluated significant assumptions used by the Company’s external consultant for reasonableness.

RBSM LLP

We have served as the Company’s auditor since 2020.

Las Vegas, NV

July 14, 2023

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2022	2021

Current assets
Cash and cash equivalents	$35,623	$1,164,483
Accounts Receivable	30,943	44,313
Inventory	-	25,314
Prepaid expenses	113,722	72,985
Total current assets	180,288	1,307,095

Right to use operating leases, net	544,063	3,886,866
Construction in progress	-	1,984,701
Fixed assets, net of accumulated depreciation of $.06 million and $19,600	1,877,629	3,476,164

Total Assets	$2,601,980	$10,654,826

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,353,215	$3,976,064
Accrued interest	362,094	7,657
Accrued interest - related parties	198,753	-
Derivative liabilities	568,912	-
Lease liability - operating leases, current	442,866	161,838
Notes payable, net of discounts of $0.04 million and $0 million	5,112,701	-
Notes payable - related parties, net of discounts of $0.03 million and $0 million	2,776,962	588,432
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	169,422
Preferred stock dividends payable	395,407	145,539
Preferred stock dividends payable - related parties	35,019	49,630
Total current liabilities	17,802,471	5,558,988

Lease Liability- operating leases, non-current	3,936,858	3,972,964

Total Liabilities	21,739,329	9,531,952

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; and 27,324 shares designated Series X:	-	-
Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Preferred stock, Series C, $0.01 par value, 1,038,708 and 940,644 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10,476	9,406
Preferred stock, Series D, $0.01 par value, 3,100,000 shares issued and outstanding as of December 31, 2022 and 2021	31,000	31,000
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at December 31, 2022 and 2021	242	242
Common stock subscribed	36,575	132,163
Common stock, $0.01 par value, 500,000,000 shares authorized, 4,630,372 and 4,266,669 shares issued and outstanding as of December 31, 2022 and 2021, respectively	46,305	42,667
Additional paid-in capital	29,452,514	26,385,728
Accumulated deficit	(48,714,461)	(25,478,332)
Total stockholders' equity (deficit)	(19,137,349)	1,122,874

Total liabilities and stockholders' equity (deficit)	$2,601,980	$10,654,826

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended
	December 31,
	2022	2021

Revenue-services	$673,385	$115,994
Revenue-products	17,149	-
Total revenue	690,534	115,994

Cost of goods sold - services	$1,979,688	$455,587
Cost of goods sold - products	76,530	-
Total cost of goods sold	2,056,218	455,587

Gross (loss) profit	(1,365,684)	(339,593)

Operating expenses:
General and administrative	$9,221,670	$6,058,996
Impairment of fixed assets	7,597,558	-

Total operating expenses	16,819,228	6,058,996

Net Operating Loss	(18,184,912)	(6,398,589)

Other income (expense):
Interest expense	(3,210,763)	(968,471)
Interest expense - related parties	(1,243,639)	-
Loss on legal settlement	-	(70,000)
Loss on true-up shares	(9,007)	-
Gain on waiver and commitment fee shares	91,444	-
Gain on waiver and commitment fee shares - related parties	81,129	-
Gain on settlement of accrued salary	15,032	-
(Loss) Gain on settlement of accounts payable	(88,235)	6,045
Gain on settlement of notes payable	-	1,836
Loss on revaluation of derivative liabilities	(687,178)	(493,455)
Total other expense	(5,051,217)	(1,524,045)

Loss before provision for income taxes	(23,236,129)	(7,922,634)

Provision for income taxes	-	-

Net loss	$(23,236,129)	$(7,922,634)

Preferred stock dividends	(249,868)	(185,202)
Preferred stock dividends - related parties	(72,442)	-
Preferred stock deemed dividends	-	(3,118,530)

Net loss available to common shareholders	$(23,558,439)	$(11,226,366)

Net loss per share - basic and diluted	$(5.29)	$(2.77)

Weighted average shares outstanding - basic and diluted	4,451,962	4,060,005

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional	Common
											Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total

Balance, December 31, 2020	4,800	$48	-	$-	-	$-	26,227	$262	3,107,624	$31,076	$11,863,557	$-	$(14,437,168)	$(2,542,225)
Vesting of common stock issued to employees	-	-	-	-		-	-	-	-	-	13,032	-	-	13,032
Vesting of stock options issued to employees	-	-	-	-		-	-	-	-	-	676,423	-	-	676,423
Common stock issued for services	-	-	-	-		-	-	-	21,988	221	222,259	-	-	222,480
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-		-	-	-	678,884	6,789	2,647,006	-	-	2,653,795
Sale of common stock in private placement	-	-	-	-		-	-	-	133,440	1,334	1,666,666	-	-	1,668,000
Sales of Preferred Stock Series C	-	-	3,000,000	30,000		-	-	-	-	-	1,461,283	-	-	1,491,283
Warrants issued with Preferred Stock Series C	-	-	-	-		-	-	-	-	-	1,268,717	-	-	1,268,717
Sales of Preferred Stock Series D	-	-		-	3,100,000	31,000	-	-	-	-	1,722,282	-	-	1,753,282
Warrants issued with Preferred Stock Series D	-	-		-	-		-	-	-	-	1,145,418	-	-	1,145,418
Conversion of Preferred Stock Series A to common stock	(4,800)	(48)	-	-		-	-	-	12,000	120	(72)	-	-	-
Shares issued for exercise of stock options	-	-	-	-		-	-	-	165,634	1,656	237,344	-	-	239,000
Net shares issued in connection with settlement agreement	-	-	-	-		-	(2,000)	(20)	(27,241)	(272)	128,202	-	-	127,910
Shares of common stock issued for conversion of Preferred Stock Series C	-	-	(2,059,356)	(20,594)	-	-	-	-	164,750	1,647	18,947	-	-	-
Shares of common stock issued for accounts payable and accrued liabilities	-	-	-	-		-	-	-	-	-	-	252,029	-	252,029
Stock issued from common stock subscribed	-	-	-	-	-		-	-	9,590	96	119,770	(119,866)	-	-
Deemed dividend on conversion of Preferred Stock Series A to common stock	-	-	-	-		-	-	-	-	-	206,242	-	(206,242)	-
Deemed dividend on Preferred Stock Series C	-	-	-	-		-	-	-	-	-	126,000	-	(126,000)	-
Deemed dividend on Preferred Stock Series D							-	-	-	-	2,786,288	-	(2,786,288)	-
Preferred stock dividends, $3.62 per share (10% of stated value per year)	-	-	-	-	-	-	-	-	-	-	(185,204)	-	-	(185,204)
Warrants issued with note payable							-	-	-	-	261,568	-	-	261,568
Loss for the year ended December 31, 2021	-	-		-	-	-	-	-	-	-	-	-	(7,922,634)	(7,922,634)
Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	$(25,478,332)	$1,122,874

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	(25,478,332)	1,122,874
Vesting of common stock issued to employees							-	-	-	-	4,387	-	-	4,387
Vesting of stock options issued to employees							-	-	-	-	345,578	-	-	345,578
Common stock issued for services							-	-	6,329	63	101,187	-	-	101,250
Conversion of accounts payable to common stock							-	-	63,593	636	577,599	-	-	578,235
Commitment fee shares							-	-	119,527	1,196	1,218,466	-	-	1,219,662
Waiver fee shares							-	-	45,235	452	366,706	-	-	367,158
Shares issued for services							-	-	27,064	271	180,302	-	-	180,573
Warrants issued with note payable - Diamond 1							-	-	-	-	2,914	-	-	2,914
Warrants issued with note payable - Diamond 2							-	-	-	-	2,213	-	-	2,213
Warrants issued with notes payable							-	-	-	-	89,545	-	-	89,545
Gain on settlement of accrued payroll							-	-	(8,000)	(80)	80	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable							-	-	7,648	76	95,512	(95,588)	-	-
Shares issued in connection with make-good agreement							-	-	91,329	913	318,735	-	-	319,648
Shares issued for Series X dividends							-	-	8,103	82	86,971	-	-	87,053
Series C Preferred Stock adjusted for prior conversions			106,975	1,070			-	-	-	-	(1,070)	-	-	-
Preferred stock dividends							-	-	-	-	(322,310)	-	-	(322,310)
Shares issued due to rounding in reverse split							-	-	2,875	29	(29)	-	-	-
Loss for the year ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(23,236,129)	(23,236,129)
Balance, December 31, 2022	-	$-	1,047,619	$10,476	3,100,000	$31,000	24,227	$242	4,630,372	$46,305	$29,452,514	$36,575	(48,714,461)	(19,137,349)

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,236,129)	$(7,922,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	7,597,558	-
Depreciation	868,508	182,426
Amortization of right-to-use asset	357,700	162,276
Net gain on settlement of notes payable	-	-
Financing cost - waiver fee shares	565,431	-
Gain on waiver fee shares	(198,273)	-
Loss on commitment shares	34,707	-
Gain on conversion of accrued salary	(15,032)	-
(Gain) loss on revaluation of derivative liabilities	687,178	493,455
Loss on settlement of accounts payable	88,235	-
Amortization of discount on notes payable	2,116,194	756,795
Amortization of discount on notes payable - related parties	1,043,240	-
Share-based compensation	451,215	1,039,843
Changes in assets and liabilities:
Accounts receivables	13,370	(44,313)
Prepaid expenses	139,836	(47,985)
Inventory	25,314	(25,314)
Accounts payable and accrued liabilities	3,933,770	54,527
Operating lease liability, net	(126,566)	75,017
Other current liabilities	(73,286)	74,166
Accrued interest	354,437	205,795
Accrued interest - related parties	198,753	-
Net cash used in operating activities	(5,173,840)	(4,995,946)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets and construction in progress	(1,748,826)	(1,928,192)
Net cash used in investing activities	(1,748,826)	(1,928,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	1,668,000
Proceeds from sales of Series C Preferred Stock, net of fees	-	2,760,000
Proceeds from sales of Series D Preferred Stock, net of fees	-	2,873,700
Proceeds from sale of common stock	-	51,500
Proceeds from landlord financing of leasehold improvements	171,000	-
Proceeds from convertible notes payable, net of discount	-	850,000
Proceeds from notes payable - related parties, net of discounts	1,498,750	-
Proceeds from notes payable, net of discounts	4,359,350	-
Principal payments on notes payable related parties	(235,294)	-
Principal payments on notes payable	-	(179,368)
Net cash provided by financing activities	5,793,806	8,023,832
Net increase in cash and cash equivalents	(1,128,860)	1,099,694

Cash and cash equivalents at beginning of period	1,164,483	64,789
Cash and cash equivalents at end of period	$35,623	$1,164,483

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for common stock subscribed	$95,512	$-
Settlement of derivative liabilities	$-	$(1,301,137)
Preferred stock dividend	$322,310	$-
Deemed dividends on Preferred Stock	$-	$3,118,530
Conversion of Series A Preferred stock to common stock	$-	$6,000
Conversion of Series C Preferred stock to common stock	$-	$61,781
Conversion of accounts payable to common stock	$578,235	$102,333
Conversion of accrued payroll to common stock	$-	$50,000
Conversion of accounts payable to common stock subscribed	$-	$252,029
Discount on notes payable due to warrants	$94,672	$261,568
(Decrease) Increase in capital expenditures included in accounts payable	$(51,587)	$3,291,735

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1: Description of Business

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

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and had six operating clinics during the year ended December 31, 2022, with two additional sites under contract.  In the fourth quarter of fiscal  2022 we made the strategic decision to reduce our capital needs by closing our clinic operations  and releasing a significant portion of our staff. As we redevelop our new strategy for lower cost operations, we hope to slowly open clinics, using the same staffing approach, but with a wider range of services for a broader portion of the population with healthcare needs.

Reverse Stock Split

On December 12, 2022, the Company effected a one-for-fifty (1-for-50) reverse stock split of its common stock (the “Reverse Stock Split”). All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Note 2: Going Concern

Effective December 8, 2022, we closed all of our clinic locations due to a lack of funding. Subsequent to that date we have lost possession of all except one clinic location. Due to difficulty in securing financing, we are uncertain of when or even if we will be able to resume operations at any clinic location.

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

The COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets has resulted in, among other things, volatility in the capital markets that may have the effect of reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction due to these factors could materially affect the Company’s business and the value of its common stock.

Note 3: Summary of Significant Accounting Policies

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

Cash - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $36,000 and $1.2 million as of December 31, 2022 and 2021.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The adoption of this new guidance did not have a material effect on our  consolidated financial statements.

There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4: Net Loss Per Share Applicable to Common Shareholders

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

The following table sets forth the computation of loss per share for the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended
	December 31,
	2022	2021
Numerator:
Net loss applicable to common shareholders	$(23,558,439)	$(11,226,366)

Denominator:
Weighted average common shares outstanding	4,451,962	4,060,005

Net loss per share:
Basic and diluted	$(5.29)	$(2.77)

The Company excluded all common equivalent shares for warrants, options, and convertible instruments from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2022 and 2021, the following shares were issuable and excluded from the calculation of diluted loss:

	December 31,
	2022	2021
Options	310,692	374,924
Warrants	672,334	596,400
Preferred Stock	347,652	347,652
Accrued Interest	42,002	17,443
Total	1,372,680	1,336,419

Note 5: Related Party Transactions

The Company was involved in a significant number of fundraising transactions with related parties during the years ended December 31, 2022 and 2021. See notes 10 and 12.

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Trade accounts payable	$6,761,793	$3,933,305
Accrued payroll and payroll taxes	590,915	23,554
Other	507	19,205
Total accounts payable and accrued liabilities	$7,353,215	$3,976,064

Accounts Payable Exchanged for Common Stock

On January 5, 2022, we entered into an exchange agreement with Gardner Builders Holdings, LLC (“Gardner”) (the “Gardner Agreement”). Pursuant to the Gardner Agreement, we have authorized the issuance of shares of the Company’s restricted common stock to Gardner in exchange for the certain accounts payable and additional amounts due to Gardner as defined below.

The Gardner Agreement settles certain amounts owed by us to Gardner (the “Accounts Payable Amount”) as well as upcoming amounts that will become due between the date of the Gardner Agreement and April 1, 2022. The Gardner Agreement also settled incurred interest and penalties on the amounts owed through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount is $500,000, the Additional Costs is $294,913 and the conversion price is $12.50. As a result, 63,593 Restricted Shares were authorized to be issued. Our Board of Directors approved the Gardner Agreement on January 5, 2022.

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

The Company has an operating lease for its clinic with a remaining lease term of approximately 7.5 years. The Company’s lease expense was entirely comprised of operating leases. Lease expense for the years ended December 31, 2022 and 2021 amounted to $860,705 and $351,854, respectively. The Company’s RTU asset amortization for the years ended December 31, 2022 and 2021 was $357,700 and $162,276, respectively. During the year ended December 31, 2022, the Company recognized an impairment of RTU assets in the amount of $3,185,591 in connection with the closing of its clinics during the period. The remaining difference between the lease expense and the associated RTU asset amortization consists of interest at a rate of 12% for the years ended December 31, 2022 and 2021. The weighted-average lease term outstanding was 84.0 and 92.1 months at December 31, 2022 and 2021, respectively.

Right to use assets – operating leases are summarized below:

	December 31, 2022	December 31, 2021
Right to use assets, net	$544,063	$3,886,866

Operating lease liabilities are summarized below:

	December 31, 2022	December 31, 2021
Lease liability	$4,379,724	$4,134,802
Less: current portion	(442,866)	(161,838)
Lease liability, non-current	$3,936,858	$3,972,964

Maturity analysis under these lease agreements are as follows:

For the period ended December 31, 2023	$945,102
For the period ended December 31, 2024	884,990
For the period ended December 31, 2025	906,666
For the period ended December 31, 2026	926,988
For the period ended December 31, 2027	946,745
Thereafter	1,939,476
Total	$6,549,967
Less: Present value discount	(2,170,243)
Lease liability	$4,379,724

Note 8: SBA Loan Payable

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note (the “Note”) with Bank of America for a loan in the original principal amount of $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020 (the “PPP Loan”). The PPP Loan bears interest at the rate of 1% per year.  During the year ended December 31, 2022, the Company accrued interest in the amount of $4,632. The current balance is $460,406. The PPP Loan is in default at December 31, 2022.

Note 9: Notes Payable

AJB Note

On March 18, 2022, the Company entered into a Securities Purchase Agreement (the “AJB Agreement”) with AJB Capital Investments, LLC (“AJB”) with respect to the sale and issuance to AJB of: (i) an initial commitment fee in the amount of $430,000 in the form of 34,400 shares (the “AJB Commitment Fee Shares”) of the Company’s Common Stock, (ii) a promissory note in the aggregate principal amount of $750,000 (the “AJB Note”), and (iii) Common Stock Purchase Warrants to purchase 15,000 shares of the Company’s Common Stock (the “AJB Warrants”). The AJB Note and AJB Warrants were issued on March 17, 2022 and were held in escrow pending effectiveness of the AJB Agreement. Should AJB receive net proceeds of less than $430,000 from the sale of the AJB Commitment Fee Shares, the Company will issue additional shares to AJB or pay the shortfall amount to AJB in cash (the “AJB True-up Obligation”. The terms of the AJB Agreement resulted in the Company recording a derivative liability in the initial amount of $106,608.  On November 18, 2022,  the Company issued 91,328 shares of common stock to AJB and recorded a loss in the amount of $9,007 in connection with the settlement of the AJB True-up Obligation. See notes 11 and 12.

The AJB Note was issued in the principal amount of $750,000 for a purchase price of $675,000, resulting in an original issue discount of $75,000, and has a due date, as extended, of March 17, 2023. The AJB Note bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the AJB Note this rate will increase to 18% and the AJB Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The AJB Note entered default status on October 6, 2022. The AJB Commitment Fee Shares and AJB Warrants resulted in a discount to the AJB Note in the amount of $349,914. The Company charged the amount of $62,000 to interest on the AJB Note during the year ended December 31, 2022. Discounts in the amount of $424,914 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $750,000 and $22,833, respectively, were due on the AJB Note at December 31, 2022. The AJB Note was in default at December 31, 2022.

Anson Investments Note

On April 6, 2022, the Company entered into a Securities Purchase Agreement (the “Anson Investments Agreement”) with Anson Investments Master Fund LP (“Anson Investments”) with respect to the sale and issuance to Anson Investments of: (i) an initial commitment fee in the amount of $322,500 in the form of 25,800 shares (the “Anson Investments Commitment Fee Shares”) of the Company’s Common Stock, (ii) a promissory note in the aggregate principal amount of $562,500 (the “Anson Investments Note”), and (iii) Common Stock Purchase Warrants to purchase 11,250 shares of the Common Stock (the “Anson Investments Warrants”). Should Anson Investments receive net proceeds of less than $322,500 from the sale of the Anson Investments Commitment Fee Shares, the Company will issue additional shares to Anson Investments or pay the shortfall amount to Anson Investments in cash. The terms of the Anson Investments Agreement resulted in the Company recording a derivative liability in the initial amount of $27,040.

The Anson Investments Note was issued in the principal amount of $562,500 for a purchase price of $506,250 resulting in an original issue discount of $56,250. The Anson Investments Note has a due date of October 6, 2022 and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Anson Investments Note this rate will increase to 18% and the Anson Investment Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Anson Investments Note entered default status on October 6, 2022. The Anson Investments Commitment Fee Shares and Anson Investments Warrants resulted in a discount to the Anson Investments Note in the amount of $416,375. The Company charged the amount of $68,844 to interest on the Anson Investments note during the year ended December 31, 2022. Discounts in the amount of $472,625 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $562,500 and $41,500, respectively, were due on the AJB Note at December 31, 2022. The Anson Investments Note was in default at December 31, 2022.

Anson East Note

On April 6, 2022, the Company entered into a Securities Purchase Agreement (the “Anson East Agreement”) with Anson East Master Fund LP (“Anson East”) with respect to the sale and issuance to Anson East of: (i) an initial commitment fee in the amount of $107,500 in the form of 8,600 shares (the “Anson East Commitment Fee Shares”) of the Company’s Common Stock, (ii) a promissory note in the aggregate principal amount of $187,500 (the “Anson East Note”), and (iii) Common Stock Purchase Warrants to purchase 3,750 shares of the Company’s common stock (the “Anson East Warrants”). Should Anson East receive net proceeds of less than $107,500 from the sale of the Anson East Commitment Fee Shares, the Company will issue additional shares to Anson East or pay the shortfall amount to Anson East in cash. The terms of the Anson East Agreement resulted in the Company recording a derivative liability in the initial amount of $9,014.

The Anson East Note was issued in the principal amount of $187,500 for a purchase price of $168,750 resulting in an original issue discount of $18,750. The Anson East Note has a due date of October 6, 2022 and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Anson East Note this rate will increase to 18%, and the Anson East Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Anson East Note entered default status on October 6, 2022. The Anson East Commitment Fee Shares and Anson East Warrants resulted in a discount to the Anson East Note in the amount of $147,290. The Company charged the amount of $22,948 to interest on the Anson Investments note during the year ended December 31, 2022. Discounts in the amount of $166,040 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $187,500 and $13,833, respectively, were due on the Anson East Note at December 31, 2022. The Anson East Note was in default at December 31, 2022.

GS Capital Note

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “GS Capital Agreement”) with GS Capital Investments, LLC (“GS Capital”) with respect to the sale and issuance to GS Capital of: (i) an initial commitment fee in the amount of $159,259 in the form of 12,741 shares (the “GS Capital Commitment Fee Shares”) of the Company’s Common Stock, (ii) a promissory note in the aggregate principal amount of $277,777 (the “GS Capital Note”), and (iii) Common Stock Purchase Warrants to purchase 5,556 shares of the Company’s common stock (the “GS Capital Warrants”). Should GS Capital receive net proceeds of less than $159,259 from the sale of the GS Capital Commitment Fee Shares, the Company will issue additional shares to GS Capital or pay the shortfall amount to GS Capital in cash. The terms of the GS Capital Agreement resulted in the Company recording a derivative liability in the initial amount of $21,920.

The GS Capital Note was issued in the principal amount of $277,777 for a purchase price of $250,000 resulting in an original issue discount of $27,777. The GS Capital Note has a due date of November 10, 2022 and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the GS Capital Note this rate will increase to 18%, and the GS Capital Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The GS Capital Note entered default status on October 19, 2022. The GS Capital Commitment Fee Shares and GS Capital Warrants resulted in a discount to the GS Capital Note in the amount of $162,158. The Company charged the amount of $32,155 to interest on the GS Capital Note during the year ended December 31, 2022. Discounts in the amount of $212,435 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $277,777 and $19,578, respectively, were due on the GS Capital Note at December 31, 2022. The GS Capital Note was in default at December 31, 2022.

Kishon Note

On May 10, 2022, the Company entered into a Securities Purchase Agreement (the “Kishon Agreement”) with Kishon Investments, LLC (“Kishon”) with respect to the sale and issuance to Kishon of: (i) an initial commitment fee in the amount of $159,259 in the form of 12,741 shares (the “Kishon Commitment Fee Shares”) of the Company’s Common Stock, (ii) a promissory note in the aggregate principal amount of $277,777 (the “Kishon Note”), and (iii) Common Stock Purchase Warrants to purchase 5,556 shares of the Company’s common stock (the “Kishon Warrants”). Should Kishon receive net proceeds of less than $159,259 from the sale of the Kishon Commitment Fee Shares, the Company will issue additional shares to Kishon or pay the shortfall amount to Kishon in cash. The terms of the Kishon Agreement resulted in the Company recording a derivative liability in the initial amount of $27,793.

The Kishon Note was issued in the principal amount of $277,777 for a purchase price of $250,000 resulting in an original issue discount of $27,777. The Kishon Note has a due date of November 10, 2022 and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Kishon Note this rate will increase to 18%, and the Kishon Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Kishon Note entered default status on November 11, 2022. The Kishon Commitment Fee Shares and Kishon Warrants resulted in a discount to the Kishon Note in the amount of $138,492. The Company charged the amount of $28,624 to interest on the Kishon Note during the year ended December 31, 2022. Discounts in the amount of $181,269 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $277,777 and $17,822, respectively, were due on the Kishon Note at December 31, 2022. The Kishon Note was in default at December 31, 2022.

Finnegan Note 1

On May 23, 2022, the Company issued a 10% Promissory Note in the principal amount of $47,059 to Jessica Finnegan (the “Finnegan Note 1”). The Finnegan Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 20, 2022, as extended, or (ii) five (5) business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Finnegan Note 1 was $40,000; the amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 1 entered default status on November 21, 2022, and the interest rate increased to 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Finnegan reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, the Company shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Finnegan Note 1. In addition, Ms. Finnegan received five-year warrants to purchase 386 shares of common stock at a price of $25.00 per share with a fair value of $2,000 at the date of issuance, and 1,930 shares of common stock with a value of $3,240; these amounts were recorded as discounts to the Finnegan Note 1. Interest in the amount of $3,285 was accrued on the Finnegan Note 1 during the year ended December 31, 2022. Discounts in the amount of $17,005 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $51,765 and $3,285, respectively, were due on the Finnegan Note 1 at December 31, 2022. The Finnegan Note 1 was in default at December 31, 2022.

M Diamond Note

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to Melissa Diamond (the “M Diamond Note”). The M Diamond Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the M Diamond Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the M Diamond Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The M Diamond Note entered default status on December 1, 2022, and the interest rate increased to 18%. The M Diamond Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Diamond reasonably believes contains a term that is more favorable than those in the M Diamond Note, the Company shall notify Ms. Diamond of such term, and such term, at the option of Ms. Diamond, shall become a part of the M Diamond Note. In addition, Ms. Diamond received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $2,500 at the date of issuance, and 483 shares of common stock with a value of $4,050; these amounts were recorded as discounts to the M Diamond Note. Interest in the amount of $3,929 was accrued on the M Diamond Note during the year ended December 31, 2022. Discounts in the amount of $21,256 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $3,929, respectively, were due on the M Diamond Note at December 31, 2022. The M Diamond Note was in default at December 31, 2022.

Finnegan Note 2

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 to Jessica Finnegan (the “Finnegan Note 2”). The Finnegan Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Finnegan Note 2 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Finnegan Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Finnegan Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Finnegan reasonably believes contains a term that is more favorable than those in the Finnegan Note 2, the Company shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Finnegan Note 2. In addition, Ms. Finnegan received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $1,250 at the date of issuance, and 242 shares of common stock with a value of $2,025; these amounts were recorded as discounts to the Finnegan Note 2. Interest in the amount of $1,965 was accrued on the Finnegan Note 2 during the year ended December 31, 2022. Discounts in the amount of $10,625 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $32,353 and $1,965, respectively, were due on the Finnegan Note 2 at December 31, 2022. The Finnegan Note 2 was in default at December 31, 2022.

Dragon Note

On June 9, 2022, the Company issued a 10% Promissory Note in the principal amount of $588,235 (the “Dragon Note”) to Dragon Dynamic Funds Platform Ltd (“Dragon Dynamic”). The Dragon Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 9, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Dragon Note was $500,000; the amount payable at maturity will be $588,235 plus 10% of that amount plus any accrued and unpaid interest. Costs in the amount of $47,500 were charged to discount on the Dragon Note. Following an event of default as defined in the Dragon Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Dragon Note entered default status on December 10, 2022, and the interest rate increased to 18%. The Dragon Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Dragon Dynamic reasonably believes contains a term that is more favorable than those in the Dragon Note, the Company shall notify Dragon Dynamic of such term, and such term, at the option of Dragon Dynamic, shall become a part of the Dragon Note. In addition, Dragon Dynamic received five-year warrants to purchase 4,824 shares of common stock at a price of $25.00 per share with a fair value of $21,500 at the date of issuance, and 4,824 shares of common stock with a value of $44,000; these amounts were recorded as discounts to the Dragon Note. Interest in the amount of $35,874 was accrued on the Dragon Note during the year ended December 31, 2022. Discounts in the amount of $260,059 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $647,059 and $35,874, respectively, were due on the Dragon Note at December 31, 2022. The Dragon Note was in default at December 31, 2022.

Mackay Note

On July 7, 2022, the Company issued a 10% Promissory Note in the principal amount of $294,118 to Mackay Investments, LLC (the “Mackay Note”). The Mackay Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) August 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Mackay Note was $250,000; the amount payable at maturity will be $294,118 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Mackay Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mackay Note entered default status on August 11, 2022, and the interest rate increased to 18%. The Mackay Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mackay Investments, LLC reasonably believes contains a term that is more favorable than those in the Mackay Note, the Company shall notify Mackay Investments, LLC of such term, and such term, at the option of Mackay Investments, LLC , shall become a part of the Mackay Note. In addition, Mackay Investments, LLC received five-year warrants to purchase 2,412 shares of common stock at a price of $25.00 per share with a fair value of $10,250 at the date of issuance, and 2,412 shares of common stock with a value of $44,118; these amounts were recorded as discounts to the Mackay Note. Interest in the amount of $20,193 was accrued on the Mackay Note during the year ended December 31, 2022. Discounts in the amount of $96,280 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $323,530 and $20,193, respectively, were due on the Mackay Note at December 31, 2022. The Mackay Note was in default at December 31, 2022.

Schrier Note

On July 7, 2022, the Company issued a 10% Promissory Note in the principal amount of $23,259 to Charles Schrier (the “Schrier Note”). The Schrier Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) January 8, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Schrier Note was $20,000; the amount payable at maturity will be $23,529 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Schrier Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Schrier Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Schrier reasonably believes contains a term that is more favorable than those in the Schrier Note, the Company shall notify Mr. Schrier of such term, and such term, at the option of Mr. Schrier, shall become a part of the Schrier Note. In addition, Mr. Schrier received five-year warrants to purchase 193 shares of common stock at a price of $25.00 per share with a fair value of $820 at the date of issuance, and 193 shares of common stock with a value of $1,000; these amounts were recorded as discounts to the Schrier Note. Interest in the amount of $1,141 was accrued on the Schrier Note during the year ended December 31, 2022. Discounts in the amount of $7,367 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $335 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $25,882 and $1,141, respectively, were due on the Schrier Note at December 31, 2022.

Nommsen Note

On July 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to Eric S. Nommsen (the “Nommsen Note”). The Nommsen Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Nommsen Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Nommsen Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Nommsen Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Nommsen Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Nommsen reasonably believes contains a term that is more favorable than those in the Nommsen Note, the Company shall notify Mr. Nommsen of such term, and such term, at the option of Mr. Nommsen, shall become a part of the Nommsen Note. In addition, Mr. Nommsen received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $1,850 at the date of issuance, and 483 shares of common stock with a value of $2,350; these amounts were recorded as discounts to the Nommsen Note. Interest in the amount of $2,946 was accrued on the Nommsen Note during the year ended December 31, 2022. Discounts in the amount of $18,905 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $2,946, respectively, were due on the Nommsen Note at December 31, 2022. The Nommsen Note was in default at December 31, 2022.

Caplan Note

On July 27, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to James H. Caplan (the “Caplan Note”). The Caplan Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Caplan Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Caplan Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Caplan Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Caplan reasonably believes contains a term that is more favorable than those in the Caplan Note, the Company shall notify Mr. Caplan of such term, and such term, at the option of Mr. Caplan, shall become a part of the Caplan Note. In addition, Mr. Caplan received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $1,850 at the date of issuance, and 483 shares of common stock with a value of $2,350; these amounts were recorded as discounts to the Caplan Note. Interest in the amount of $2,531 was accrued on the Caplan Note during the year ended December 31, 2022. Discounts in the amount of $16,675 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $2,230 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $2,531, respectively, were due on the Caplan Note at December 31, 2022.

Finnegan Note 3

On August 4, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 (the “Finnegan Note 3”) to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (collectively, the “Finnegans”). The Finnegan Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) February 3, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Finnegan Note 3 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Finnegan Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which The Finnegans reasonably believes contains a term that is more favorable than those in the Finnegan Note 3, the Company shall notify The Finnegans of such term, and such term, at the option of The Finnegans, shall become a part of the Finnegan Note 3. In addition, The Finnegans received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $850 at the date of issuance, and 242 shares of common stock with a value of $1,100; these amounts were recorded as discounts to the Finnegan Note 3. Interest in the amount of $1,200 was accrued on the Finnegan Note 3 during the year ended December 31, 2022. Discounts in the amount of $7,575 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $1,728 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $32,353 and $1,200, respectively, were due on the Finnegan Note 3 at December 31, 2022.

Enright Note

On August 4, 2022, the Company issued a 10% Promissory Note in the principal amount of $120,000 to Jack Enright (the “Enright Note”). The Enright Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) February 3, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Enright Note was $102,000; the amount payable at maturity will be $120,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Enright Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Enright Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Enright reasonably believes contains a term that is more favorable than those in the Enright Note, the Company shall notify Mr. Enright of such term, and such term, at the option of Mr. Enright, shall become a part of the Enright Note. In addition, Mr. Enright received 984 shares of common stock with a value of $6,317; this amount was recorded as a discount to the Enright Note. Interest in the amount of $4,899 was accrued on the Enright Note during the year ended December 31, 2022. Discounts in the amount of $29,571 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $6,746 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $132,000 and $4,899, respectively, were due on the Enright Note at December 31, 2022.

Mitchell Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $71,000 to John Mitchell (the “Mitchell Note”). The Mitchell Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Mitchell Note was $60,350; the amount payable at maturity will be $71,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Mitchell Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mitchell Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Mitchell Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Mitchell reasonably believes contains a term that is more favorable than those in the Mitchell Note, the Company shall notify Mr. Mitchell of such term, and such term, at the option of Mr. Mitchell, shall become a part of the Mitchell Note. In addition, Mr. Mitchell received 582 shares of common stock with a value of $3,124; this amount was recorded as a discount to the Mitchell Note. Interest in the amount of $2,817 was accrued on the Mitchell Note during the year ended December 31, 2022. Discounts in the amount of $20,874 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $78,100 and $2,817, respectively, were due on the Mitchell Note at December 31, 2022. The Mitchell Note was in default at December 31, 2022.

Lightmas Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $60,000 to Frank Lightmas (the “Lightmas Note”). The Lightmas Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Lightmas Note was $51,000; the amount payable at maturity will be $60,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Lightmas Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lightmas Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Lightmas Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Lightmas reasonably believes contains a term that is more favorable than those in the Lightmas Note, the Company shall notify Mr. Lightmas of such term, and such term, at the option of Mr. Lightmas, shall become a part of the Lightmas Note. In addition, Mr. Lightmas received 492 shares of common stock with a value of $2,640; this amount was recorded as a discount to the Lightmas Note. Interest in the amount of $2,380 was accrued on the Lightmas Note during the year ended December 31, 2022. Discounts in the amount of $17,640 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $66,000 and $2,380, respectively, were due on the Lightmas Note at December 31, 2022. The Lightmas Note was in default at December 31, 2022.

Lewis Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $30,000 to Lisa Lewis (the “Lewis Note”). The Lewis Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Lewis Note was $25,500; the amount payable at maturity will be $30,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Lewis Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lewis Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Lewis Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Lewis reasonably believes contains a term that is more favorable than those in the Lewis Note, the Company shall notify Ms. Lewis of such term, and such term, at the option of Ms. Lewis, shall become a part of the Lewis Note. In addition, Ms. Lewis received 246 shares of common stock with a value of $1,320; this amount was recorded as a discount to the Lewis Note. Interest in the amount of $1,190 was accrued on the Lewis Note during the year ended December 31, 2022. Discounts in the amount of $8,820 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $33,000 and $1,190, respectively, were due on the Lewis Note at December 31, 2022. The Lewis Note was in default at December 31, 2022.

Goff Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $30,000 to Sharon Goff (the “Goff Note”). The Goff Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Goff Note was $25,500; the amount payable at maturity will be $30,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Goff Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Goff Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Goff Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Goff reasonably believes contains a term that is more favorable than those in the Goff Note, the Company shall notify Ms. Goff of such term, and such term, at the option of Ms. Goff, shall become a part of the Goff Note. In addition, Ms. Goff received 246 shares of common stock with a value of $1,320; this amount was recorded as a discount to the Goff Note. Interest in the amount of $1,190 was accrued on the Goff Note during the year ended December 31, 2022. Discounts in the amount of $8,820 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $33,000 and $1,190, respectively, were due on the Goff Note at December 31, 2022. The Goff Note was in default at December 31, 2022.

Hagan Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $100,000 to Cliff Hagan (the “Hagan Note”). The Hagan Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Hagan Note was $85,000; the amount payable at maturity will be $100,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Hagan Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Hagan Note entered default status on December 11, 2022, and the interest rate increased to 18%. The Hagan Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Hagan reasonably believes contains a term that is more favorable than those in the Hagan Note, the Company shall notify Mr. Hagan of such term, and such term, at the option of Mr. Hagan, shall become a part of the Hagan Note. In addition, Mr. Hagan received 820 shares of common stock with a value of $4,715; this amount was recorded as a discount to the Hagan Note. Interest in the amount of $3,556 was accrued on the Hagan Note during the year ended December 31, 2022. Discounts in the amount of $29,715 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $110,000 and $3,556, respectively, were due on the Hagan Note at December 31, 2022. The Hagan Note was in default at December 31, 2022.

Darling Note

On September 14, 2022, the Company issued a 10% Promissory Note in the principal amount of $200,000 to Darling Capital, LLC (“Darling”), (the “Darling Note”). The Darling Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Darling Note was $170,000; the amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Darling Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Darling Note entered default status on December 15, 2022, and the interest rate increased to 18%. The Darling Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Darling reasonably believes contains a term that is more favorable than those in the Darling Note, the Company shall notify Darling of such term, and such term, at the option of Darling shall become a part of the Darling Note. In addition, Darling received 1,640 shares of common stock with a value of $10,824; this amount was recorded as a discount to the Darling Note. Interest in the amount of $6,619 was accrued on the Darling Note during the year ended December 31, 2022. Discounts in the amount of $60,824 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $220,000 and $6,619, respectively, were due on the Darling Note at December 31, 2022. The Darling Note was in default at December 31, 2022.

Leath Note

On September 15, 2022, the Company issued a 10% Promissory Note in the principal amount of $50,000 to Mack Leath (the “Leath Note”). The Leath Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Leath Note was $42,500; the amount payable at maturity will be $55,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Leath Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Leath Note entered default status on December 16, 2022, and the interest rate increased to 18%. The Leath Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Leath reasonably believes contains a term that is more favorable than those in the Leath Note, the Company shall notify Mr. Leath of such term, and such term, at the option of Mr. Leath, shall become a part of the Leath Note. In addition, Mr. Leath received 410 shares of common stock with a value of $2,868; this amount was recorded as a discount to the Leath Note. Interest in the amount of $1,641 was accrued on the Leath Note during the year ended December 31, 2022. Discounts in the amount of $15,368 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $55,000 and $1,641, respectively, were due on the Leath Note at December 31, 2022. The Leath Note was in default at December 31, 2022.

Cavalry Note

On October 5, 2022, the Company issued a 10% Promissory Note in the principal amount of $500,000 to the Cavalry Fund LLP (“Cavalry”), (the “Cavalry Note”) with a due date of December 31, 2022. The Cavalry Note is subject to an exchange agreement (the “Series E Exchange Agreement”) whereby Cavalry will exchange (a) amounts due under the Cavalry Note, (b) 1,000,000 shares of the Company’s Series C Convertible Preferred Stock, and (c) 750,000 shares of the Company’s Series D Convertible Preferred Stock for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Cavalry Note plus 150% of the stated value of the Series C and Series D convertible Preferred Stock. See note 12. The Cavalry Note bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Cavalry Note is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Cavalry Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Cavalry Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Cavalry reasonably believes contains a term that is more favorable than those in the Cavalry Note, the Company shall notify the Cavalry of such term, and such term, at the option of Cavalry, shall become a part of the Cavalry Note. In addition, Cavalry received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Costs in the amount of $7,500 were also charged to discount on the Cavalry Note. Discounts in the amount of $10,500 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $500,000 and $11,918, respectively, were due on the Cavalry Note at December 31, 2022.

Concurrent with the Cavalry Note, the Company entered into an exchange agreement (the “Cavalry Exchange Agreement”). Pursuant to the Calvary Exchange Agreement, Cavalry shall exchange (a) 1,000,000 shares of the Company’s Series C Convertible Preferred Stock (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock and (c) amounts owing under the Cavalry Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Cavalry Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Cavalry Exchange Agreement during the year ended December 31, 2022. See notes 12 and 16.

Mercer Note 1

On October 7, 2022, the Company issued a 10% Promissory Note in the principal amount of $300,000 to the Mercer Street Global Opportunity Fund (“Mercer”), (the “Mercer Note 1”) with a due date of December 31, 2022. The Mercer Note 1 is subject to the Series E Exchange Agreement whereby Mercer will exchange (a) amounts due under the Mercer Note 1, (b) 47,619 shares of the Company’s Series C Convertible Preferred Stock, and (c) 750,000 shares of the Company’s Series D Convertible Preferred Stock for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Mercer Note 1 plus 150% of the stated value of the Series C and Series D convertible Preferred Stock. See note 12. The Mercer Note 1 bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Mercer Note 1 is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Mercer Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mercer Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mercer reasonably believes contains a term that is more favorable than those in the Mercer Note 1, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Mercer Note 1. In addition, Mercer received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Interest in the amount of $6,986 was accrued on the Mercer Note 1 during the year ended December 31, 2022. Discounts in the amount of $10,500 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $300,000 and $6,986, respectively, were due on the Mercer Note 1 at December 31, 2022.

Concurrent with the Mercer Note 1, the Company entered into an exchange agreement (the “Mercer Exchange Agreement”). Pursuant to the Mercer Exchange Agreement, Mercer shall exchange (a) 47,619 shares of the Company’s Series C Convertible Preferred Stock, (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock, and (c) amounts owing under the Mercer Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Mercer Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Cavalry Exchange Agreement during the year ended December 31, 2022. See note 12 and 16.

Pinz Note

On October 10, 2022, the Company issued a 10% Promissory Note in the principal amount of $30,000 to the Pinz Capital Special Opportunities Fund (“Pinz”), (the “Pinz Note”) with a due date of December 31, 2022. The Pinz Note is subject to the Series E Exchange Agreement whereby Pinz will exchange (a) amounts due under the Pinz Note, (b) 100,000 shares of the Company’s Series D Convertible Preferred Stock for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Pinz Note plus 150% of the stated value of the Series D convertible Preferred Stock. See note 12. The Pinz Note bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Pinz Note is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Pinz Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Pinz Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which the Pinz Fund LLP reasonably believes contains a term that is more favorable than those in the Pinz Note, the Company shall notify the Pinz Fund LLP of such term, and such term, at the option of the Pinz Fund, LLP, shall become a part of the Pinz Note. In Interest in the amount of $6,986 was accrued on the Pinz Note during the year ended December 31, 2022. Discounts in the amount of $2,100 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $30,000 and $674, respectively, were due on the Pinz Note at December 31, 2022.

Concurrent with the Pinz Note, the Company entered into an exchange agreement (the “Pinz Exchange Agreement”). Pursuant to the Pinz Exchange Agreement, Pinz shall exchange (a) 100,000 shares of the Company’s Series D Convertible Preferred Stock, and (b) amounts owing under the Pinz Note, for a number of Series E Convertible Preferred Stock equal to 150% of the principal amount of the Pinz Note, plus 150% of the stated value of the Series D Shares. No transactions occurred pursuant to the Pinz Exchange Agreement during the year ended December 31, 2022. See note 12 and 16.

Mercer Note 2

On October 24, 2022, the Company issued a 10% Promissory Note in the principal amount of $100,000 to Mercer (the “Mercer Note 2”) with a due date of December 31, 2022. The Mercer Note 2 is subject to the Series E Exchange Agreement whereby Mercer will exchange (a) amounts due under the Mercer Note 2 for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Mercer Note 2. See note 122. The Mercer Note 2 bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Mercer Note 2 is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Mercer Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mercer Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mercer reasonably believes contains a term that is more favorable than those in the Mercer Note 2, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Mercer Note 2. In addition, Mercer received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Interest in the amount of $1,863 was accrued on the Mercer Note 2 during the year ended December 31, 2022. Discounts in the amount of $1,900 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $100,000 and $1,863, respectively, were due on the Mercer Note 2 at December 31, 2022.

Amounts due under the Mercer Note 2 will convert pursuant to the terms of the Mercer Exchange Agreement into shares of the Company’s series E Preferred Stock. See note 12 and 16.

Mercer Note 3

On December 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $125,000 to Mercer (the “Mercer Note 3”) with a due date of May 21, 2023. The Mercer Note 3 is subject to the Series E Exchange Agreement whereby Mercer will exchange amounts due under the Mercer Note 3 for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Mercer Note 3. See note 12. The Mercer Note 3 bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Mercer Note 3 is not converted pursuant to the Series E Exchange Agreement by May 10, 2023. Following an event of default as defined in the Mercer Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mercer Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mercer reasonably believes contains a term that is more favorable than those in the Mercer Note 3, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Mercer Note 3. In addition, Mercer received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet. determined. Discounts in the amount of $4,028 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $20,972 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $125,000 and $993, respectively, were due on the Mercer Note 3 at December 31, 2022.

These amounts are reflected in the table below:

	December 31, 2022	December 31, 2021
Notes Payable	$5,144,742	$-
Less: Discount	(32,040)
Notes payable - net of discount	$5,112,702	$-

Current Portion, net of discount	$5,112,702	$-
Long-term portion, net of discount	$-	$-

Interest expense on notes payable was $3,210,763 and $968,471 for the years ended December 31, 2022 and 2021, respectively.  Accrued interest on notes payable was $362,094 and $7,657 at December 31, 2022 and 2021, respectively.

Note 10: Notes Payable – Related Parties

Howe Note 1

On December 30, 2021, we issued a 10% Promissory Note in the principal amount of $1,000,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 1”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 1 bears interest at the rate of 10% interest rate per annum and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five (5) business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 1 was $850,000; the amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 1 entered delinquent status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 1, we shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of th e Howe Note 1. In addition, Mr. Howe five-year warrants to purchase 42,000 shares of common stock at a price of $25.00 per share, and five-year warrants to purchase 42,000 shares of common stock at $37.50 per share with an aggregate fair value of $261,568 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $106,795 was accrued on the Howe Note 1 during the year ended December 31, 2022. Discounts in the amount of $511,568 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $1,100,000 and $106,795, respectively, were due on the Howe Note 1 at December 31, 2022. The Howe Note 1 was in default at December 31, 2022.

Diamond Note 1

On February 24, 2022, the Company issued a 10% Promissory Note in the principal amount of $175,000 in a related party transaction to Lawrence Diamond, our Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 1”). The Diamond Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 1 was $148,750; the amount payable at maturity will be $175,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 1 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 1, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 2. In addition, Mr. Diamond received five-year warrants to purchase 7,350 shares of common stock at a price of $25.00 per share, and five-year warrants to purchase 7,350 shares of common stock at $37.50 per share with an aggregate fair value of $2,914 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $16,052 was accrued on the Diamond Note 1 during the year ended December 31, 2022. Discounts in the amount of $46,664 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $192,500 and $16,052, respectively, were due on the Diamond Note 1 at December 31, 2022. The Diamond Note 1 was in default at December 31, 2022.

Diamond Note 2

On March 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $235,294 in a related party transaction to Lawrence Diamond, our Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 2). The Diamond Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 2 was $200,000; the amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 2, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 2. In addition, Mr. Diamond received five-year warrants to purchase 1,930 shares of common stock at a price of $25.00 per share a fair value of $2,213 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $1,676 was accrued on the Diamond Note 2 during the year ended December 31, 2022. Principal in the amount of $235,294 was paid on the Diamond Note 2 during the year ended December 31, 2022. Discounts in the amount of $61,036 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $23,529 and $1,676, respectively, were due on the Diamond Note 2 at December 31, 2022. The Diamond Note 2 was in default at December 31, 2022.

Diamond Note 3

On April 27, 2022, the Company issued a 10% Promissory Note in the principal amount of $235,294 in a related party transaction to Lawrence Diamond, our Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 3”). The Diamond Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 3 was $200,000; the amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 3 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 3, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 3. In addition, Mr. Diamond received five-year warrants to purchase 1,930 shares of common stock at a price of $25.00 per share with a fair value of $8,800 at the date of issuance, and 1,930 shares of common stock with a value of $16,200; these amounts were recorded as discounts on the Diamond Note 3. Interest in the amount of $17,586 was accrued on the Diamond Note 3 during the year ended December 31, 2022. Discounts in the amount of $83,823 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $258,823 and $17,586, respectively, were due on the Diamond Note 3 at December 31, 2022. The Diamond Note 3 was in default at December 31, 2022.

Diamond Note 4

On May 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $47,059 in a related party transaction to Lawrence Diamond, our Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 4”). The Diamond Note 4 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 4 was $40,000; the amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 4 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 4, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 4. In addition, Mr. Diamond received five-year warrants to purchase 386 shares of common stock at a price of $25.00 per share with a fair value of $2,960 at the date of issuance, and 1,930 shares of common stock with a value of $3,160; these amounts were recorded as discounts on the Diamond Note 4. Interest in the amount of $3,245 was accrued on the Diamond Note 4 during the year ended December 31, 2022. Discounts in the amount of $17,885 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $51,765 and $3,245, respectively, were due on the Diamond Note 4 at December 31, 2022. The Diamond Note 4 was in default at December 31, 2022.

Diamond Note 5

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 in a related party transaction to Lawrence Diamond, our Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 5”). The Diamond Note 5 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 5 was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 5, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 5 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 5 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 5, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 5. In addition, Mr. Diamond received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $2,500 at the date of issuance, and 483 shares of common stock with a value of $4,050; these amounts were recorded as discounts to the Diamond Note 5. Interest in the amount of $3,929 was accrued on the Diamond Note 5 during the year ended December 31, 2022. Discounts in the amount of $21,256 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $3,929, respectively, were due on the Diamond Note 5 at December 31, 2022. The Diamond Note 5 was in default at December 31, 2022.

Lindstrom Note 1

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $41,176 in a related party transaction to Jenny Lindstrom, the Company’s Chief Legal Officer (the “Lindstrom Note 1”). The Lindstrom Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Lindstrom Note 1 was $35,000; the amount payable at maturity will be $41,176 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Lindstrom Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lindstrom Note 1 entered default status on December 1, 2022, and the interest rate increased to 18%. The Lindstrom Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Lindstrom reasonably believes contains a term that is more favorable than those in the Lindstrom Note 1, the Company shall notify Ms. Lindstrom of such term, and such term, at the option of Ms. Lindstrom, shall become a part of the Lindstrom Note 1. In addition, Ms. Lindstrom received five-year warrants to purchase 338 shares of common stock at a price of $25.00 per share with a fair value of $1,750 at the date of issuance, and 338 shares of common stock with a value of $2,835; these amounts were recorded as discounts to the Lindstrom Note 1. Interest in the amount of $2,750 was accrued on the Lindstrom Note 1 during the year ended December 31, 2022. Discounts in the amount of $14,879 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $45,294 and $2,750, respectively, were due on the Lindstrom Note 1 at December 31, 2022. The Lindstrom Note 1 was in default at December 31, 2022.

Dobbertin Note 1

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $17,647 in a related party transaction to Alexander Dobbertin (the “Dobbertin Note”). Mr. Dobbertin is the spouse of Jenny Lindstrom, the Company’s Chief Legal Officer. The Dobbertin Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Dobbertin Note was $15,000; the amount payable at maturity will be $17,647 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Dobbertin Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Dobbertin Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Dobbertin Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Dobbertin reasonably believes contains a term that is more favorable than those in the Dobbertin Note, the Company shall notify Mr. Dobbertin of such term, and such term, at the option of Mr. Dobbertin, shall become a part of the Dobbertin Note. In addition, Mr. Dobbertin received five-year warrants to purchase 145 shares of common stock at a price of $25.00 per share with a fair value of $750 at the date of issuance, and 145 shares of common stock with a value of $1,215; these amounts were recorded as discounts to the Dobbertin Note. Interest in the amount of $1,179 was accrued on the Dobbertin Note during the year ended December 31, 2022. Discounts in the amount of $6,377 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $19,412 and $1,179, respectively, were due on the Dobbertin Note at December 31, 2022. The Dobbertin Note was in default at December 31, 2022.

Howe Note 2

On June 9, 2022, the Company issued a 10% Promissory Note in the principal amount of $300,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 2”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 2 was $255,000; the amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Howe Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 2, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 2. In addition, Mr. Howe received five-year warrants to purchase 2,460 shares of common stock at a price of $25.00 per share with a fair value of $10,965 at the date of issuance, and 2,460 shares of common stock with a value of $22,440; these amounts were recorded as discounts to the Howe Note 2. Interest in the amount of $18,888 was accrued on the Howe Note 2 during the year ended December 31, 2022. Discounts in the amount of $108,405 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $330,000 and $18,888, respectively, were due on the Howe Note 2 at December 31, 2022. The Howe Note 2 was in default at December 31, 2022.

Howe Note 3

On July 21, 2022, the Company issued a 10% Promissory Note in the principal amount of $300,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 3”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 3 was $255,000; the amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Howe Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 3 entered default status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 3, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 3. In addition, Mr. Howe received five-year warrants to purchase 2,460 shares of common stock at a price of $25.00 per share with a fair value of $9,945 at the date of issuance, and 2,460 shares of common stock with a value of $12,495; these amounts were recorded as discounts to the Howe Note 3. Interest in the amount of $15,436 was accrued on the Howe Note 3 during the year ended December 31, 2022. Discounts in the amount of $97,440 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $330,000 and $15,436, respectively, were due on the Howe Note 3 at December 31, 2022. The Howe Note 3 was in default at December 31, 2022.

Iturregui Note 1

On July 21, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 in a related party transaction to Juan Carlos Iturregui, a member of the Company’s Board of Directors (the “Iturregui Note 1”). The Iturregui Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Iturregui Note 1 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Iturregui Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Iturregui Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Iturregui reasonably believes contains a term that is more favorable than those in the Iturregui Note 1, the Company shall notify Mr. Iturregui of such term, and such term, at the option of Mr. Iturregui, shall become a part of the Iturregui Note 1. In addition, Mr. Iturregui received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $975 at the date of issuance, and 242 shares of common stock with a value of $1,225; these amounts were recorded as discounts to the Iturregui Note 1. Interest in the amount of $1,313 was accrued on the Iturregui Note 1 during the year ended December 31, 2022. Discounts in the amount of $8,464 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $1,089 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $32,353 and $1,313, respectively, were due on the Iturregui Note 1 at December 31, 2022.

Howe Note 4

On August 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $200,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 4”). Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 4 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 4 was $170,000; the amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Howe Note 4, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 4 entered default status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 4 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 4, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 4. In addition, Mr. Howe received 1,640 shares of common stock with a value of $10,775; this amount was recorded as a discount to the Howe Note 4. Interest in the amount of $8,756 was accrued on the Howe Note 4 during the year ended December 31, 2022. Discounts in the amount of $60,775 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $220,000 and $8,756, respectively, were due on the Howe Note 4 at December 31, 2022. The Howe Note 4 was in default at December 31, 2022.

November 29, 2022 Notes

On November 29, 2022, the Company issued seven identical promissory notes (the “November 29 Notes”) in related party transactions to the following individuals: (1) Thomas Brodmerkel, the Company’s CFO and Board Member; (2) Lawrence Diamond, the Company’s Chief Executive Officer and Board Member; (3) Sheila Schweitzer, Board Member; (4) Faraz Naqvi, a former Board Member; (5) Juan Carlos Iturregui, Board Member; (6) Jenny Lindstrom, the Company’s former Vice President and Chief Legal Officer; and (7) Michael C. Howe, Chief Executive Officer of The Good Clinic, one of our subsidiaries (collectively, the “November 29 Lenders”).

The November 29 notes have due dates of May 28, 2023. The November 29 Notes are subject to the Series E Exchange Agreement whereby each of the November 29 Lenders will exchange (a) amounts due under the November 29 Notes for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of each November 29 Note. See note 12. The November 29 Notes bear interest at the rate of 10% per annum which will accrue from the date of the note only if the November 29 Notes are not converted pursuant to the Series E Exchange Agreement by May 10, 2023. Following an event of default as defined in the November 29 Notes, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The November 29 Notes contain a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which November 29 Lender reasonably believes contains a term that is more favorable than those in the November 29 Note, the Company shall notify the November 29 Lenders of such term, and such term, at the option of the November 29 Lenders, shall become a part of the November 29 Note. In addition, each of the November 29 Lenders will receive five-year warrants to purchase 750 shares of the Company’s common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Discounts in the amount of $667 were amortized to interest expense for each of the November 29 Notes during the year ended December 31, 2022, and discounts in the amount of $3,083 remained outstanding for each of the November 29 Notes at December 31, 2022. Principal and accrued interest in the amounts $18,750 and $164, respectively, were due on each of the seven November 29 Note at December 31, 2022.

Concurrent with the November 29 Notes, the Company entered into separate exchange agreements (the “November 29 Notes Exchange Agreements”). Pursuant to the November 29 Notes Exchange Agreements, amounts due under the November 29 Notes will be exchanged for a number Series E Convertible Preferred Stock equal to 150% of the principal amount of the Notes. No transactions occurred pursuant to the November 29 Notes Exchange Agreements during the year ended December 31, 2022. See notes 12 and 16.

These amounts are reflected in the table below:

	December 31, 2022	December 31, 2021
Notes Payable	$2,799,632	$1,100,000
Less: Discount	$(22,670)	$(511,568)
Notes payable – net of discounts	$2,776,962	$588,432

Current Portion, net of discount	$2,776,962	$588,432
Long-term portion, net of discount	$-	$-

Interest expense on notes payable – related parties was $1,243,639 and $0 for the years ended December 31, 2022 and 2021, respectively Accrued interest on notes payable – related parties was $198,753 and $0 at December 31, 2022 and 2021, respectively.

Note 11: Derivative Liabilities

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

Derivative liability activity for the years ended December 31, 2022 and 2021 is summarized in the table below:

December 31, 2020	$807,683
Settled upon conversion or exercise	(1,302,138)
Loss on revaluation	494,455
December 31, 2021	$-
True-up features issued	192,375
Settled upon conversion or exercise	(310,641)
Loss on revaluation	687,178
December 31, 2022	$568,912

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities.  The following table summarizes the assumptions for the valuations:

December 31,
2022
Volatility	95.1% to 123.2%
Stock Price	$1.06 to 3.50
Risk-free interest rates	4.35% to 4.37%
Term (years)	0.73 to 0.86

Certain of our notes payable contain a commitment fee obligation with a true-up feature.  The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price would fluctuate with the Company projected volatility.
●	The projected volatility curve from an annualized analysis for each valuation date was based on the historical volatility of the Company and the term remaining for the True-Up obligation.
●	The Company expected the note would be repaid 90% of the time by the maturity date, at which point the Company would redeem the 1,000,000 redeemable commitment fee shares for $1.
●	In the event the Company did not repay the note in time, the shareholders would sell their shares subject to volume restrictions.
●	Discount rates were based on risk free rates in effect based on the remaining term. 50,000 simulations were run for each Monte Carlo simulation.

Note 12: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 4,630,372 and 4,266,669 shares were issued and outstanding at December 31, 2022 and December 31, 2021, respectively. On December 12, 2022, the Company effected one-for-fifty reverse-split of its common stock.  The number of shares of common stock outstanding immediately before the reverse-split was 231,374,330; the number of shares of common stock immediately following the reverse-split was 4,630,372,  a decrease of 226,743,958 shares.

Common Stock Transactions During the Year Ended December 31, 2022

On January 12, 2022, the Company entered into a settlement agreement with an ex-employee. Pursuant to the terms of this agreement, the Company agreed to pay the amount of $19,032 for accrued salary, and the employee returned to the Company for cancellation 8,000 shares of common stock previously issued as compensation. These shares were valued at par value of $0.01 or a total value of $80; the Company recorded a gain on cancellation of these shares in the amount of $15,032.

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (“Gardner”) on January 7, 2022 (the “Gardner Equity Agreement”). Pursuant to Gardner Equity Agreement, the Company issued shares of restricted common stock to Gardner in exchange for the Company Debt Obligations, as defined below.

The Gardner Equity Agreement settled for certain accounts payable amounts owed by the Company to Gardner. The Gardner Equity Agreement also settled accrued interest and penalties on the amounts due through January 5, 2022, as well as interest payments on amounts incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12.50. As a result, 63,593 Restricted Shares were authorized to be issued.

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 30,835 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series D Certificates of Designations. The Company valued these shares at their contractual price of $12.50 per share and recorded the amount of $385,431 as waiver fees. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 34,400 Commitment Fee Shares to AJB Capital Investors, LLC. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $12.50 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $6.35 per share. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

On March 31, 2022, the Company issued 7,648 shares of common stock at a price of $12.50 per share which were previously subscribed for the conversion of accounts payable in the amount of $95,558.

On April 27, 2022, the Company issued 14,400 shares of stock to Cavalry Fund 1 LP at a price of $6.35 per share for a total value of $91,440 as compensation for the waiver of certain covenants as set forth in the Series C Certificate of Designation. The Company recorded a gain in the amount of $88,560 on this transaction.

On April 27, 2022, the Company issued 1,929 shares of common stock with a contract price of $12.50 per share or $24,118 and a grant date market value of $8.00 or $15,434 to Larry Diamond, it’s Chief Executive as commitment shares as set forth and defined in Diamond Note 3. The Company recorded these shares at their relative fair value of the components of Diamond Note 3, or $16,200, and recorded a loss in the amount of $765 on this transaction. The Company also issued five-year warrants to purchase 1,929 shares of common stock at a price of $12.50 to Mr. Diamond pursuant to Diamond Note 3.

On May 1, 2022, the Company issued 15,000 shares of common stock to a service provider at a price of $6.88 per share.

On May 10, 2022, the Company entered into a securities purchase agreement with Kishon Investments, LLC with respect to the sale and issuance of: (i) an initial commitment fee in the amount of $159,259 in the form of 12,741 shares of the Company’s common stock , (ii) promissory note in the principal amount of $277,777 due on November 10, 2022, and (iii) warrants to purchase up to 5,556 shares of the common stock . The note and warrants were issued on May 10, 2022 and were held in escrow pending effectiveness of the Purchase Agreement.

Pursuant to the terms of the purchase agreement, the initial shares were issued at a value of $159,259, the note was issued in the principal amount of $277,777 for a purchase price of $250,000, resulting in the original issue discount of $27,777; and the warrants were issued, with an initial exercise price of $12.50 per share, subject to adjustment.

On May 18, 2022, the Company issued 386 shares of common stock to Larry Diamond, it’s Chief Executive Officer at a contractual price of $12.50 per share and a market price at issuance date of $7.585 per share as commitment shares as set forth and defined in Diamond Note 4. The Company recorded these shares at their relative fair value of the components of Diamond Note 4, or $3,160 and recorded a loss in the amount of $249 on this transaction. The Company also issued five-year warrants to purchase 386 shares of common stock at a price of $12.50 to Mr. Diamond pursuant to Diamond Note 4.

On May 23, 2022, the Company issued 386 shares of common stock to Jessica Finnegan at a contractual price of $12.50 per share and a market price at issuance date of $8.97 per share as commitment shares as set forth and defined in Finnegan Note 1. The Company recorded these shares at their relative fair value of the components of Finnegan Note 1, or $3,240, and recorded a gain in the amount of $222 on this transaction. The Company also issued five-year warrants to purchase 386 shares of common stock at a price of $12.50 to Ms. Finnegan pursuant to Finnegan Note 1.

On May 26, 2022, the Company issued 1,688 shares of common stock to the May 26 Lenders at a contractual price of $12.50 per share and a market price at issuance date of $7.585 per share as commitment shares as set forth and defined in the May 26, 2022 Notes. The Company recorded these shares at their relative fair value of the components of the May 26 Note, or $14,175, and recorded a loss in the amount of $1,369 on these transactions. The Company also issued five-year warrants to purchase 1,688 shares of common stock at a price of $25.00 to the May 26 Lenders pursuant to the May 26, 2022.

On June 7, 2022, the Company issued 8,103 shares of common stock at a price of $12.50 per share to investors for accumulated dividends on Series X Preferred Stock. See Note 12.

On June 9, 2022, the Company issued 7,284 shares of common stock to the June 9 Lenders at a contractual price of $12.50 per share and a market price at issuance date of $7,425 per share as commitment shares as set forth and defined in the June 9 Notes. The Company recorded these shares at the relative fair value of the components of June 9 Notes, or $66,400, and recorded an aggregate loss in the amount of $9,356 on these transactions. The Company also issued five-year warrants to purchase 7,284 shares of common stock at a price of $25.00 to the May 26 Lenders pursuant to the June 9 notes.

On June 22, 2022, the Company issued 4,824 shares of common stock at fair value of $10.45 per share to Dragon Dynamic at a fair value of $10.45 per share as a commitment fee.

On June 22, 2022, the Company issued 12,741 shares of common stock at fair value of $10.45 per share to GS Capital at a fair value of $10.45 per share as a commitment fee.

On June 22, 2022, the Company issued 8,600 shares of common stock at fair value of $10.45 per share to Anson East and an additional 25,800 shares of common stock at a fair value of $10.45 per share to Anson Investments as a commitment fee.

On July 7, 2022, the Company issued 2,412 shares of common stock to William Mackay at a contractual price of $12.50 per share and a market price at issuance date of $7.445 per share as commitment shares as set forth and defined in the Mackay Note. The Company recorded these shares at their relative fair value of the components of Mackay Note, or $12,500, and recorded a gain in the amount of $5,456 on this transaction. The Company also issued five-year warrants to purchase 2,412 shares of common stock at a price of $12.50 to Mr. Mackay pursuant to the Mackay Note.

On July 7, 2022, the Company issued 193 shares of common stock to Charlies Schrier at a contractual price of $12.50 per share and a market price at issuance date of $7.445 per share as commitment shares as set forth and defined in the Schrier Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,000, and recorded a gain in the amount of $436 on this transaction. The Company also issued five-year warrants to purchase 193 shares of common stock at a price of $25.00 to Mr. Schrier pursuant to the Schrier Note.

On July 21, 2022, the Company issued 241 shares of common stock to Juan Carlos Iturregui, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $7.225 per share as commitment shares as set forth and defined in the Iturregui Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,225, and recorded a gain in the amount of $518 on this transaction. The Company also issued five-year warrants to purchase 241 shares of common stock at a price of $25.00 to Mr. Iturregui pursuant to the Iturregui Note.

On July 21, 2022, the Company issued 2,460 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $7.225 per share as commitment shares as set forth and defined in the Howe Note 3. The Company recorded these shares at their relative fair value of the components of Howe Note 3, or $12,495, and recorded a gain in the amount of $5,729 on this transaction. The Company also issued five-year warrants to purchase 2,460 shares of common stock at a price of $25.00 to the Michael C. Howe Living Trust pursuant to the Howe Note 3.

On July 26, 2022, the Company issued 482 shares of common stock to Eric S. Nommsen at a contractual price of $12.50 per share and a market price at issuance date of $6.84 per share as commitment shares as set forth and defined in the Nommsen Note. The Company recorded these shares at their relative fair value of the components of Nommsen Note, or $2,350, and recorded a gain in the amount of $949 on this transaction. The Company also issued five-year warrants to purchase 482 shares of common stock at a price of $25.00 to Mr. Nommsen pursuant to the Nommsen Note.

On July 27, 2022, the Company issued 482 shares of common stock to James H. Caplan at a contractual price of $12.50 per share and a market price at issuance date of $6.935 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their relative fair value of the components of the Caplan Note, or $2,350, and recorded a gain in the amount of $995 on this transaction. The Company also issued five-year warrants to purchase 482 shares of common stock at a price of $25.00 to Mr. Caplan pursuant to the Caplan Note.

On August 4, 2022, the Company issued a total of 241 shares of common stock to Jessica, Kevin C., Brody, Isabella, and Jack Finnegan at a contractual price of $25.00 per share and a market price at issuance date of $6.42 per share as commitment shares as set forth and defined in the Finnegan Note 3. The Company recorded these shares at their relative fair value of the components of the Finnegan Note 3, or $1,000, and recorded a gain in the amount of $448 on this transaction. The Company also issued five-year warrants to purchase a total of 241 shares of common stock at a price of $25.00 to the holders of the Finnegan Note 3.

On August 4, 2022, the Company issued 984 shares of common stock to Jack Enright at a contractual price of $12.50 per share and a market price at issuance date of $6.42 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their fair value of $6,317.

On August 4, 2022, the Company issued 12,064 shares of common stock to a service provider as payment for investor relations services. The transaction was effective August 1, 2022 and has a six month term. The shares were valued at the closing price of the Company’s common stock on August 4, 2022, of $6.42 per share or $77,448.

On August 18, 2022, the Company issued 1,640 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $6.57 per share as commitment shares as set forth and defined in the Howe Note 4. The Company recorded these shares at their fair value of $10,775.

On September 2, 2022, the Company issued 582 shares of common stock to John Mitchell at a contractual price of $12.50 per share and a market price at issuance date of $5.365 per share as commitment shares as set forth and defined in the Mitchell Note. The Company recorded these shares at their fair value of $3,124.

On September 2, 2022, the Company issued 492 shares of common stock to Frank Lightmas at a contractual price of $12.50 per share and a market price at issuance date of $5.365 per share as commitment shares as set forth and defined in the Lightmas Note. The Company recorded these shares at their fair value of $2,640.

On September 2, 2022, the Company issued 246 shares of common stock to Lisa Lewis at a contractual price of $12.50 per share and a market price at issuance date of $5.365 per share as commitment shares as set forth and defined in the Lewis Note. The Company recorded these shares at their fair value of $1,320.

On September 2, 2022, the Company issued 246 shares of common stock to Sharon Goff at a contractual price of $12.50 per share and a market price at issuance date of $5.65 per share as commitment shares as set forth and defined in the Goff Note. The Company recorded these shares at their fair value of $1,320.

On September 9, 2022, the Company issued 820 shares of common stock to Cliff Hagan at a contractual price of $12.50 per share and a market price at issuance date of $5.75 per share as commitment shares as set forth and defined in the Hagan Note. The Company recorded these shares at their fair value of $4,715.

On September 14, 2022, the Company issued 1,640 shares of common stock to Darling Capital at a contractual price of $12.50 per share and a market price at issuance date of $6.60 per share as commitment shares as set forth and defined in the Darling Capital Note. The Company recorded these shares at their fair value of $10,824.

On September 15, 2022, the Company issued 410 shares of common stock to Mack Leath at a contractual price of $12.50 per share and a market price at issuance date of $6.995 per share as commitment shares as set forth and defined in the Leath Note. The Company recorded these shares at their fair value of $2,868.

On October 1, 2022, the Company issued 6,329 shares of common stock at a price of $16.00 per share to a service provider.

On November 18, 2022, the Company issued 91,328 shares of common stock to AJB in settlement of the AJB True-up Obligation. See note 9.

Common Stock Transactions During the Year Ended December 31, 2021

On January 4, 2021, the Company issued 82,475 shares of common stock at a price of $0.60 per share pursuant to the conversion of $45,000 of principal and $4,485 of accrued interest in Eagle Equities Note 4.

On January 6, 2021, the Company issued 70,119 shares of common stock at a price of $0.612 per share pursuant to the conversion of $39,000 of principal and $3,913 of accrued interest in Eagle Equities Note 4.

On January 11, 2021, the Company issued 89,270 shares of common stock at a price of $0.612 per share pursuant to the conversion of $50,000 of principal and $4,633 of accrued interest in Eagle Equities Note 5.

On January 14, 2021, the Company issued 86,388 shares of common stock at a price of $0.633 per share pursuant to the conversion of $50,000 of principal and $4,683 of accrued interest in Eagle Equities Note 5.

On January 21, 2021, the Company issued 128,992 shares of common stock at a price of $0.77 per share pursuant to the conversion of $93,000 of principal and $6,324 of accrued interest in Eagle Equities Note 6.

On January 28, 2021, the Company issued 145,702 shares of common stock at a price of $0.7875 per share pursuant to the conversion of $107,200 of principal and $7,540 of accrued interest in Eagle Equities Note 6.

On February 1, 2021, the Company issued 133,440 shares of common stock in a private placement (the "2021 Private Placement”) at a price of $12.50 per share for cash proceeds of $1,668,000.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 7 whereby the Company issued 23,683 shares of common stock at a price of $12.492 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 8 whereby the Company issued 12,792 shares of common stock at a price of $11.926 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 9 whereby the Company issued 12,104 shares of common stock at a price of $12,492 per share in satisfaction of $114,400 of principal and all accrued interest and prepayment penalties due under this note.

On February 5, 2021, the Company entered into a settlement agreement with the holders of the Eagle Equities Note 10 whereby the Company issued 21,903 shares of common stock at a price of $11,874 per share in satisfaction of $200,200 of principal and all accrued interest and prepayment penalties due under this note.

On February 22, 2021, the Company issued 6,720 shares of common stock for the exercise of options at a price of $15.00 per share.

On March 11, 2021, the Company issued 12,000 shares of common stock to four officers of The Good Clinic in exchange for 4,800 shares of Series A Preferred Stock. The 4,800 shares of Series A Preferred Stock were cancelled.

On March 17, 2021, the Company issued 6,000 shares of common stock at a price of $15.50 per share to a service provider.

On March 23, 2021, the Company issued 9,227 shares of common stock at a price of $13.00 per share to the underwriters of the 2021 Private Placement.

On April 19, 2021, the Company issued 39 shares of common stock for professional fees which had been performed in a prior period. The Company recorded these shares at the par value of $0.01 per share.

On May 4 through May 26, 2021, the Company issued 84,748 shares of common stock for the conversion of 1,059,356 shares of Series C Preferred Stock at a price of $12.50 per share.

On May 12, 2021, the Company issued 50,000 shares of common stock at a price of $15.00 per share for the exercise of stock options by an investor.

On June 10 through June 29, 2021, the Company issued 102,333 shares of common stock at a price of $15.00 per share for the exercise of stock options by officers and directors.

On June 23, 2021, the Company cancelled 40,000 shares of common stock held by an ex-officer in connection with a settlement agreement. The cancellation of these shares was recorded at the par value of $0.01 per share. Also, in connection with the settlement agreement, the Company issued 12,759 shares to the ex-officer at the market price of $10.00 per share.

On August 17, 2021, accrued liabilities in the amount of $156,441 were converted to 12,515 shares of common stock. 9,589 shares were issued during December 2021 and the remaining 2,926 shares was not issued and recorded in common stock subscribed as of December 31, 2021. Among the 12,515 shares, 6,256 restricted shares of the Company’s common stock was issued to settled $78,200 cash compensation owed to the Company’s Chief Executive Officer for services rendered to the Company prior to 2021.

Between August 11, 2021 and September 2, 2021, the Company issued 80,000 shares of the Company common stock in connection with the conversion of Series C preferred stock issued in the first quarter.

Also, during the year ended December 31, 2021, the Company charged the amount of $13,032 to operations in connection with the vesting of stock granted to its officers, employees, and board members; the Company also charged the amount of $676,423 to operations in connection with the vesting of options granted to its officers, employees, and board members.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, and  27,324 shares as Series X Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share and accrued dividends at the rate of 12% on $25.00 per share. The Company had no shares of Series A Preferred Stock outstanding at December 31, 2022 and 2021.

Series A Preferred Stock Transactions During the Year Ended December 31, 2022

None.

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

Series C Preferred Stock

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

Redemption Rights. Upon receipt of a conversion notice, we have the right (but not the obligation) to redeem all or part of the Series C Preferred Stock (which the applicable holder of the Series C Preferred Stock is seeking to convert) at a price per share equal to the product of 125% of the (1) Stated Value plus (2) the Additional Amount (the “Redemption Price”). If we decide to exercise the redemption right, within one trading day, we shall deliver written notice to such holder(s) of Series C Preferred Stock that the Series C Preferred Stock will be redeemed (the “Redemption Notice”) on the date that is three trading days following the date of the Redemption Notice (such date, the “Redemption Date”). On the Redemption Date, we shall redeem the shares of Series C Preferred Stock specified in such request by paying in cash therefore a sum per share equal to the Redemption Price. In no event shall a Redemption Notice be given if we may not lawfully redeem our capital stock. On or before the Redemption Date, the Redemption Price for such shares shall be paid by wire transfer of immediately available funds to an account designated in writing by the applicable holder.

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

Series C Preferred Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company accrued dividends on the Series C Preferred Stock in the amount of $66,447. The Company also adjusted the number of shares of Series C Preferred Stock outstanding by an increase in the amount of 98,064 shares in connection with previous conversions of Series C Preferred Stock to common stock; the amount of $981 was charged to additional paid-in capital pursuant to this adjustment.

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

Series D Preferred Stock

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

Redemption Rights. Upon receipt of a conversion notice, we have the right (but not the obligation) to redeem all or part of the Series D Preferred Stock (which the applicable holder of the Series D Preferred Stock is seeking to convert) at a price per share equal to the product of 125% of the (1) Stated Value plus (2) the Additional Amount (the “Redemption Price”). If we decide to exercise the redemption right, within one trading day, we shall deliver written notice to such holder(s) of Series D Preferred Stock that the Series D Preferred Stock will be redeemed (the “Redemption Notice”) on the date that is three trading days following the date of the Redemption Notice (such date, the “Redemption Date”). On the Redemption Date, we shall redeem the shares of Series D Preferred Stock specified in such request by paying in cash therefore a sum per share equal to the Redemption Price. In no event shall a Redemption Notice be given if we may not lawfully redeem our capital stock. On or before the Redemption Date, the Redemption Price for such shares shall be paid by wire transfer of immediately available funds to an account designated in writing by the applicable holder.

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

Series D Preferred Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company accrued dividends on the Series D Preferred Stock in the amount of $195,299.

Series D Preferred Stock Transactions During the Year Ended December 31, 2021

On October 18, 2021, the Company sold 2,050,000 shares of Series D Preferred Stock and (i) five-year warrants to acquire 85,050 shares of the Company’s common stock at a price of $25.00 per shares, and (ii) five-year warrants to acquire 85,050 shares of the Company’s common stock at a price of $37.50 per share for proceeds of $1,874,450, net of costs in the amount of $125,500.

On November 10, 2021, the Company sold 1,075,000 shares of Series D Preferred Stock and (i) five-year warrants to acquire 45,150 shares of the Company’s common stock at a price of $25.00 per shares, and (ii) five-year warrants to acquire 45,150 shares of the Company’s common stock at a price of $37.50 per share for proceeds of $999,250, net of costs in the amount of $75,750.

During the year ended December 31, 2021, the Company accrued dividends on the Series D Preferred Stock in the amount of $35,327.

Series E Preferred Stock

On November 7, 2022, the Company filed a Certificate of Designations, Preferences and Rights of Series E Convertible Perpetual Preferred Stock (the “Series E”) with the Delaware Secretary of State. The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01.  There are 0 shares of Series E Preferred Stock outstanding at December 31, 2022 and 2021.

As long as any shares of Series E are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series E, (a) alter or change the preferences, rights, privileges or powers given to the Series E or alter or amend the Certificate of Incorporation or bylaws, (b) increase or decrease (other than by conversion) the number of authorized shares of Series E, or (c) create or authorize any new class of shares that has a preference over Series E.

Unless previously converted into shares of Common Stock, any shares of Series E issued and outstanding, shall be redeemable at the option of the Company for cash at a redemption price per share equal to 110% of the initial issuance price, or $1,100, plus all dividends declared thereon.

Each share of Series E shall become convertible, at the option of the holder, commencing on the date of issuance, into such number of fully paid and non-assessable shares of Common Stock. The conversion price shall be, as of the conversion date, (a) prior to the date of the qualified offering the average VWAP per share of the Common Stock for the five (5) trading days prior to the date of conversion and (b) on or following the date of the qualified offering, the qualified offering price (the “Conversion Price”). Immediately following the 120th day following the qualified offering, the Conversion Price shall be adjusted to the lesser of (a) the average VWAP per share of the Common Stock for the five (5) trading days immediately following the 120th day following the qualified offering and (b) the Conversion Price on such date, which shall in no event be less than $0.05.

Series E Exchange Agreements

During the year ended December 31, 2022, the Company entered into the following agreements to exchange certain debt and equity amounts for shares of Series E Preferred Stock (see notes 9, 10, and 16):

On October 5, 2022, the Company entered into the Cavalry Exchange Agreement, pursuant to which Cavalry shall exchange (a) 1,000,000 shares of the Company’s Series C Convertible Preferred Stock (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock and (c) amounts owing under the Cavalry Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Cavalry Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Cavalry Exchange Agreement during the year ended December 31, 2022. See note 9 and 16.

On October 7, 2022, the Company entered into the Mercer Exchange Agreement whereby Mercer shall exchange (a) 47,619 shares of the Company’s Series C Convertible Preferred Stock, (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock, and (c) amounts owing under the Mercer Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Mercer Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Mercer Exchange Agreement during the year ended December 31, 2022. See note 9. Amounts due under the Mercer Note 2 will also convert pursuant to the terms of the Mercer Exchange Agreement into shares of the Company’s series E Preferred Stock. See note 9 and 16.

On October 10, 2022, the Company entered into the Pinz Exchange Agreement whereby Pinz shall exchange (a) 100,000 shares of the Company’s Series D Convertible Preferred Stock, and (b) amounts owing under the Pinz Note, for a number of Series E Convertible Preferred Stock equal to 150% of the principal amount of the Pinz Note, plus 150% of the stated value of the Series D Shares. No transactions occurred pursuant to the Pinz Exchange Agreement during the year ended December 31, 2022. See note 9 and 16.

On October 18, 2022, the Company entered into separate exchange agreements with each of Anson East Master Fund LP and Anson Investments Master Fund LP (collectively, “Ansons”), (the “Ansons Exchange Agreements”). Pursuant to the Ansons Exchange Agreements, Ansons shall exchange an aggregate of 750,000 shares of the Company’s Series D Stock for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the stated value of the Series D Shares (the "Series E Exchange Value"), and the Funds have agreed to invest no less than an aggregate amount of $375,000 into the uplisting offering. No transactions occurred pursuant to the terms of the Ansons Exchange Agreements during the year ended December 31, 2022. See notes 9 and 16.

On November 29, 2022, the Company entered into the November 29 Notes Exchange Agreements whereby amounts due under the November 29 Notes will be exchanged for a number Series E Convertible Preferred Stock equal to 150% of the principal amount of the Notes. No transactions occurred pursuant to the November 29 Notes Exchange Agreements during the year ended December 31, 2022. See notes 10 and 16.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of December 31, 2022 and December 31, 2021. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company accrued dividends on the Series X Preferred Stock in the amount of $60,564.

Series X Preferred Stock Transactions During the Year Ended December 31, 2021

On June 23, 2021, 2,000 shares of Series X Preferred Stock were cancelled pursuant to a settlement agreement with an ex-officer. During the year ended December 31, 2021, the Company accrued dividends on the Series X Preferred Stock in the amount of $61,818.

Stock Options

The following table summarizes the options outstanding at December 31, 2022 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50-16.00	310,692	7.97	$10.01	136,303	$7.89
	310,692	7.97	$10.01	136,303	$7.89

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at December 31, 2020	269,078	$1.50
Granted	285,900	13.00
Cancelled/Expired	(7,000)	1.50
Outstanding at December 31, 2021	366,591	$10.29
Granted	4,000	$12.50
Cancelled/Expired	(59,899)	$12.18
Exercised	-	-
Outstanding at December 31, 2022	310,692	$10.01
Options vested and exercisable	136,303	$7.89

At December 31, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $2,152,786.

The Company valued stock options during the years ended December 31, 2022 and 2021 using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2022	2021
Volatility	134.9% to 149.9%	153.5% to 183.5%
Dividends	$-	$-
Risk-free interest rates	2.82% to 4.25%	0.820% to 1.69%
Term (years)	5.00	5.00-6.5

Warrants

The following table summarizes the warrants outstanding at December 30, 2022 and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2020	-	$-
Granted	596,400	$31.25
Exercised	-	$-
Outstanding at December 31, 2021	596,400	$31.25
Granted	75,934	$26.21
Exercised	-	$-
Outstanding at December 31, 2022	672,334	$30.68

Note 13: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $9.7 million, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consist of the following:

	2022	2021

Current	$-	$-
Deferred	-	-
Total	$-	$-

For the years ended December 31, 2022 and 2021, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2022		2021

Expected tax at statutory rates	$(4,879,000)	21%	$(2,351,000)	21%
Permanent Differences	1,610,000	7%	692,000	6%
State Income Tax, Net of Federal benefit	380,000	2%	(612,000)	5%
Current Year Change in Valuation Allowance	2,137,000	9%	2,291,000	20%
Prior Year True-Ups	752,000	3%	(20,000)	0%
Income tax expense	$-	0%	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022, and 2021 significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended December 31,
	2022	2021
Deferred Tax Assets (Liabilities):
Accrued payroll	$112,000	$22,000
ASC842-ROU Asset	(68,000)	(1,117,000)
ASC842-ROU (Liability)	830,000	1,189,000
Loss from derivatives	(130,000)	(4,000)
Waiver and commitment fee shares	(32,000)	-
Stock based compensation	(85,000)	398,000
Depreciation	33,000	(764,000)
Net operating loss	9,679,000	8,478,000
Net deferred tax assets (liabilities)	10,339,000	8,202,000
Valuation allowance	(10,339,000)	(8,202,000)
Net deferred tax assets (liabilities)	$-	$-

Note 14: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2022 and 2021.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$568,912	$568,912

December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 15: Commitments and Contingencies

Legal

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

On July 21, 2020, Bank of America notified the Company in writing that it should not have received $440,000 of the loan proceeds disbursed under the Note. The Company investigated the terms of the application and discovered its former President had erroneously represented it was refinancing an Economic Injury Disaster Loan when no such loan had been received. Bank of America requested that the Company remit the funds received back to Bank of America. The Company negotiated the conversion of this to a 60 month note at 1% interest.  We are currently in default on this note. If we are not successful in bringing this liability current, it could have a material adverse effect on our financial condition.

On October 25, 2022, the company was notified that a vendor filed suit related to a contract dispute naming both The Good Clinic and The CEO of the Good Clinic. This suit was settled on May 5, 2023, and dismissed with prejudice on May 12, 2023. The settlement included the issuance of the Company’s restricted common stock. As a part of the settlement the Company issued 2,552 shares of its restricted common stock to the plaintiff and it issued to the CEO of The Good Clinic 19,622 shares of its restricted common stock, plus $3,000 in cash for reimbursement of expenses related to settling the suit with the vendor.

The Company has a number of legal situations involved with the winding down of its clinic business activities including claims regarding certain construction contracts and as a part of the process of cancellation of leases. The following is a summary as of the date of this filing:

●	The Wayzata, MN clinic leases was terminated for a commitment to pay $25,000.
●

The two Denver, Colorado clinic lease, known as Quincy and Radiant, possession has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.

●

The Eagan clinic, aka Vikings clinic, gave up possession in January of 2023. The mechanics lien has been placed on the property was settled by the landlord in a confidential settlement with the lien holder. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations.

●	The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●	The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●	The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●

The Northeast Minneapolis clinic, aka Nordhaus clinic, possession was relinquished in May 2023. There is no lien on the property.  The handling of lease obligations remains in negotiations with the landlord.

Note 16: Subsequent Events

Common Stock Issued

On January 23, 2023, the Company issued 150,000 shares of common stock at a price of $3.45 per share to a service provider.

On January 23, 2023, the Company issued a total of 8,063 shares of common stock at a price of $4.33 per share to holders of the Series X Preferred Stock for accrued dividends.  Larry Diamond, the Company’s Chief Executive Officer, received 666 of these shares.

On February 15, 2023, the Company issued 9,846 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On February 21, 2023, the Company issued 150,000 shares of common stock at a price of $2.63 per share to a service provider.

On March 1, 2023, the Company issued 13,555 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On March 9, 2023, the Company issued 15,265 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On March 28, 2023, the Company issued 18,472 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On April 4, 2023, the Company issued 94,738 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On May 5, 2023, the Company issued 2,952 shares of common stock at a price of $1.05 per share to a service provider.

On May 5, 2023, the Company issued 2,552 shares of common stock to an investor at a price of $1.05 per share for satisfaction of accounts payable.

On May 9, 2023, the Company issued 19,622 shares of common stock to Michael C. Howe, a related party, at a price of $0.94 per share to reimburse Mr. Howe for costs incurred in connection with a settlement agreement with a vendor.

Spartan Capital Advisory Agreement

On January 12, 2023 the Company entered into an advisory agreement with Spartan Capital (“Spartan”) pursuant to which Spartan will act as exclusive financial advisor in providing general financial advisory services to the Company. In consideration for the financial advisory services to be rendered thereunder, the Company will issue to Spartan 150,000 restricted common shares of the Company (“Common Stock”). In addition, the Company will issue to Spartan an additional 50,000 Common Stock within three business days of completion of a gross raise of at least $2,000,000.

Sale of Series F Preferred Stock

On March 23, 2023, the Company filed a Certificate of Designations, Preferences and Rights of Series F 12% PIK Convertible Perpetual Preferred Stock (the “Series F”) with the Delaware Secretary of State. The number of shares of Series F designated is 140,000 and each share of Series F has a stated value equal to $1,000. Each share of Series F Preferred Stock shall have a par value of $0.01.Holders of the Series F are entitled to receive payment in kind dividends (“PIK Dividends”) at the quarterly rate of three-hundredths of one share outstanding per Series F Share. The Series F can be converted at the option of the Series F shareholder into shares of the Company’s common stock at a price equal to 65% of the Volume Weighted Average Price (“VWAP”) on the conversion date.

Purchase Agreement

On April 11, 2023, the Company entered into securities purchase agreements (each a “Purchase Agreement”) with investors providing for the sale and issuance of (i) Series F 12% PIK Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series F Shares”) and (ii) warrants to purchase shares of Common Stock (the “Warrants,” and together with the Series F Shares, the “Securities”).

The closing on the first tranche of the offering resulted in gross proceeds to the Company of $650,000. The net proceeds to the Company from the first tranche of the offering were $511,000, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general operating expenses. In connection with the Purchase Agreement, the Company also entered into a registration rights agreement.

Exchange Agreements

Also in connection with the Purchase Agreement, the Company entered into separate exchange agreements pursuant to which the investors in the Series E Preferred Stock exchanged certain securities, as defined in each individual Exchange Agreement, for a number Series F Shares (based on their liquidation preference of $1,000) equal to 120%, 165% or 230%, depending on whether the investor is investing additional funds into the bridge financing, of the “Principal Amount,” “Stated Value” and/or liquidation preference of the Exchange Securities (including any payoff bonus, accrued dividends or interest).

Appointment of Ms. Sheila Schweitzer as Chairperson of the Board of Directors and President, Chief Operating Officer

Effective June 1, 2023, the Board of Directors appointed Ms. Sheila Schweitzer to the position of President and Chief Operating Officer.  Ms. Schweitzer will receive a salary in the amount of $200,000 per year. Her employment agreement is for a period of one  year.

Effective June 06, 2023, the Board of Directors of the Company appointed Ms. Schweitzer who has been a member of the Board of Directors since 2021, to the position of Chairperson, replacing Mr. Tom Brodmerkel, who has completed his term as Chair. Mr. Brodmerkel will remain as Chief Financial Officer and continue to serve as a member of the Company’s Board of Directors.

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

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2022 were (i) lack of segregation of duties, and (ii) lack of sufficient resources with appropriate accounting experience ), especially with regards to equity-based transactions and tax accounting expertise.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022. This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

Cybersecurity

We utilize information technology for internal and external communications with vendors, clinical sites, banks, investors and shareholders. Loss, disruption or compromise of these systems could significantly impact operations and results.

We are not aware of any material cybersecurity violation or occurrence. We believe our efforts toward prevention of such violation or occurrence, including system design and controls, processes and procedures, training and monitoring of system access, limit, but may not prevent unauthorized access to our systems.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as December 31, 2022:

Name	Age	Board of Directors	Appointed
Lawrence Diamond	59	Director	10/07/2019
Thomas Brodmerkel (a)	64	Chairman of the Board of Directors	12/31/2019
Dr. H. Faraz Naqvi (b)	56	Director	07/13/2020
Juan Carlos Iturregui Esq	57	Director	07/31/2020
Shelia Schweitzer (c)	75	Director	06/01/2021

a.	Mr. Brodmerkel’s term as Chairman concluded on June 6, 2023.
b.	Dr. Nazvi resigned from the Board of Directors on April 14, 2023.
c.	Ms. Schweitzer became Board Chairperson on June 6, 2023.

Name	Age	Executive Officers	Appointed
Lawrence Diamond	59	Chief Executive Officer	11/01/2019
Thomas Brodmerkel	64	Chief Financial Officer	04/14/2022
Ingrid Jenny Lindstrom (d)	49	Chief Legal Officer	04/12/2021
Shelia Schweitzer	75	Chief Operating Office	06/01/2021

d.	Ms. Lindstrom resigned on May 19, 2023.

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

Thomas Brodmerkel

Mr. Brodmerkel has served as a Chair of the Board from April 2020 to June 2023. He also currently serves on the board of directors of Xact Laboratories, LLC, a healthcare technology company; as the Chief Executive Officer and Chair of Wave Health Technologies LLC., a healthcare technology company focused on computer assisted coding and medical record analysis, since January 2017; and as the Executive Vice President and Chief Operating Officer of Medical Card System, Inc. since April 2013. Mr. Brodmerkel has also served as the Vice Chairman of the Board of CareSource since September 2018, a not for profit $10 billion health plan primarily focused on serving patients under Medicaid, and as the President and Chief Executive officer of KMA Holdings LLC, an investment and consulting firm in the health care industry, since January 2009. Additionally, Mr. Brodmerkel has served on the board of PointRight since May 2014. Previously, Mr. Brodmerkel served on the board of directors of Pulse8 Inc. from September 2015 through January 2017 and Peak Risk Adjustment Solutions from October 2015 through December 2016. He also served as Executive Vice President of Matrix Medical Network, Inc. (“Matrix”) from January 2009 through November 2012. While at Matrix, a company based in Scottsdale, AZ, he was responsible for Corporate and Business Development, Client Services, Sales, and Marketing. Matrix was sold to a private equity group in April 2012. From May 2007 through December 2008, Mr. Brodmerkel served as President, Medicare Programs for the Bethesda, Maryland based Coventry Healthcare, Inc. As President, he was fully responsible for profit and loss for the over $2 Billion Medicare Programs division. Products included Medicare Advantage Part C, Prescription Drugs Part D, Private-Fee-For-Service, Special Needs Plans, and Medicare Medical Savings Accounts. Mr. Brodmerkel also served as President, United Health Advisors, SVP, Ovations, Senior Retiree Services at UnitedHealth Group Incorporated, where he was responsible for over $1.5 billion of sales, marketing, and business development for products targeted to individuals aged 50 and older, from 2004 to 2006. These products include Medicare Advantage, Medicare Supplements, Medicare Pharmacy-Part D, and Special Needs Plans for individuals and groups.

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

On June 13, 2022, the Board appointed Mr. Tom Brodmerkel, age 64, its Chairman, as the Company’s Chief Financial Officer. Mr. Brodmerkel’s term as Chairman concluded on June 6, 2023.

Dr. H. Faraz Naqvi

Dr. Naqvi has served as a director on the Board since July 2020. He has also served as the Co-founder and Chief Executive Officer of Crossover Capital Partners LLC since 2015, whose mission is to invest in healthcare companies. He also joined the Board of Directors of UCHealth, a not-for-profit healthcare system based in Colorado. Since 2016 he has served as a member of the Board for the Health District of Northern Larimer County, Colorado, and in 2012 he co-founded Remote Health Access, whose mission is elderly care and telemedicine. Dr. Naqvi has also served as the Medical Director of Miramont Lifestyle Fitness since 2012. Dr. Naqvi has resigned as of April 14, 2023.

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

Dr. Naqvi was appointed to the Board due to his experience as a physician, strategic business consultant, an investment portfolio manager and as a leader of multiple healthcare-related companies. Effective April 14, 2023, Dr. H. Faraz Naqvi tendered his resignation as a director of the Company.

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

Ms. Schweitzer was appointed to the Board due to her experience in the healthcare and investment industries, including as an investor in numerous healthcare related companies. Ms. Schweitzer was appointed Chief Operating Officer as of June 6, 2023, and assumed the position as Chairperson of the Board of Directors as of June 6, 2023.

Jenny Lindstrom

Ms. Lindstrom has served as our Chief Legal Officer since April 12, 2021. Prior to joining us Ms. Lindstrom, served in various roles and positions at Radisson Hospitality, Inc. and its subsidiaries and affiliates (“Radisson”), one of the world’s largest international hotel groups, since 2010. Most recently, since 2017, Ms. Lindstrom served as the Executive Vice President and General Counsel for Radisson Hospitality, Inc. From 2015 to 2017, Ms. Lindstrom served as the Executive Vice President and General Counsel for Radisson Hospitality, AB, a European publicly listed subsidiary of Radisson Hospitality, Inc. Prior to joining Radisson, Ms. Lindstrom was an attorney at Dorsey & Whitney, a national law firm based in Minneapolis, for six years. Her practice included: Commercial and Corporate Litigation, Internal Investigations, and Regulatory Affairs and Tax Litigation. Ms. Lindstrom holds a Juris Doctor degree from the University of Minnesota Law School, Minneapolis, Minnesota (Juris Doctor, cum laude, 2004), and holds a Master of Laws, with dissertation from Uppsala University, Uppsala, Sweden, 2001. Ms. Lindstrom resigned as of May 19, 2023.

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

Director Independence

Mr. Juan Carlos Iturregui is currently the only independent board member in accordance with standards under the Nasdaq Listing Rules. Our Board determined that Mr. Diamond, Mr. Brodmerkel, and Ms. Schweitzer under the Nasdaq Listing Rules, are not independent directors as a result of being an executive officer to the Company.

At this time, the Company has the full board serve on the audit committee. Mr. Iturregui is independent under the Nasdaq Listing Rules independence standards for nominating and governance committee members.

The Company plans to recreate the Board committees when we it applies up-listing to a senior exchange.

Board of Directors Leadership Structure

As a general policy, our board of directors believes that separation of the positions of Chairperson and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors. As such, Mr. Diamond serves as our President and Chief Executive Officer and Mr. Brodmerkel serves as the Chairman of the Board. Mr. Brodmerkel’s term concluded on June 2023. Sheila Schweitzer assumed the role of Chairperson in June of 2023.

Board of Directors Committees

The board of directors has suspended its three standing committees of the board consisting of an audit committee, a compensation committee and a corporate nominating and governance committee. These committees will be reinstated when the restart plan is fully implemented and we are preparing to up list to a senior exchange.  This step is necessary since Mr. Brodmerkel and Ms. Schweitzer are serving in senior executive positions in the company in addition to their board roles. The structure of the board committees will be as follows:

Audit Committee

Our audit committee is comprised of three independent board members.  The chair of the  audit committee will have the qualification of a financial expert as that term is defined under the applicable SEC rules and will possess financial sophistication as defined under the rules of Nasdaq. All the members of our audit committee are independent, as that term is defined under the rules of Nasdaq. Our audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our board of directors in monitoring our financial systems, and overseeing legal, healthcare, and regulatory compliance. Our audit committee also:

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

Compensation Committee

Our compensation committee will be comprised of a chair and members that will be independent as is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

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

Nominating and Governance Committee

Our nominating and governance committee will be comprised of a chair and members that will be independent as that term is defined under the rules of Nasdaq. Our nominating and governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the nominating and governance committee:

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

Delinquent Section 16(a) Reports.

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

Based solely on the written representation of our executive officers and directors and copies of the reports they have filed with the Commission, there were no late filings by the officers and directors of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2022 and 2021.

Summary Compensation Table

		Salary	Salary					Non-Equity	Nonqualified
		earned and	earned and					Incentive	Deferred	All
		paid in	unpaid in		Stock	Option		Plan	Compensation	Other
Name and Principal		cash	cash	Bonus	Awards	Awards		Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)		($)	($)	($)		($)
Lawrence Diamond	2022	177,885	77,460	-	-	-		-	-	14,384	(a)	269,729
	2021	264,180	-	-	-	263,422	(b)	-	-	78,200	(c)	605,802

Phillip Keller	2022	122,434	-	-	-	-		-	-	27,360	(d)	149,794
	2021	208,847	-	-	-	430,030	(e)	-	-	-		638,877

Thomas Brodmerkel	2022	28,846	38,792	-	-	23,316	(f)	-	-	6,291	(a)	97,245

Jenny Lindstrom	2022	182,693	77,183	-	-	-		-	-	14,394	(a)	274,260
	2021	186,689	-	-	-	428,921	(f)	-	-	-		615,610

(a)	Consists of reimbursement for health insurance and cell phone costs.
(b)	Consists of the fair value of 30,000 stock options granted during the period.
(c)	Consists of the fair value of 6,256 shares of common stock granted in lieu of monies owed to Mr. Diamond.
(d)	Consists of severance pay in the amount of $19,230 and reimbursement for health insurance and cell phone costs in the Amount of $8,130.
(e)	Consists of the fair value of 35,000 stock options granted during the period.
(f)	Consists of the fair value of 4,000 stock options granted during the period.

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

Outstanding Equity Awards at December 31, 2022

The following table shows for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Options
Name and Principal		Options (#)	Options (#)		Exercise	Option
Position	Grant Date	Exercisable	Unexercisable		Price ($)	Expiry Date
Lawrence Diamond, CEO	July 21, 2021	-	30,000	(a)	$12.50	July 21, 2031

Thomas Brodmerkel, CFO	February 27, 2020	11,667	-		$1.50	February 27, 2030
	December 28, 2020	2,000	-		$1.50	December 28, 2020

Jenny Lindstrom, Chief Legal Officer	April 12, 2021	15,000	5,000	(a)	$15.50	March 17, 2031
	July 21, 2021	-	15,000	(a)	$12.50	July 21, 2031

Michael Howe, Chief Executive Officer, The Good Clinic LLC	June 1, 2021	4,000	16,000	(a)	$13.00	June 17, 2031
	July 21, 2021	-	10,000	(a)	$12.50	July 21, 2031

Director Compensation

The following table sets forth, for the year ended December 31, 2022, information relating to the compensation of each director who served on our Board of Directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Options	Plan	Compensation	Other
Name and Principal	Cash ($)	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	($)(a)	($)	($)	($)	($)
Thomas Brodmerkel (b)	30,000	-	52,430	-	-	-	82,430
Dr. H. Faraz Naqvi (c)	30,000	-	41,944	-	-	-	71,944
Juan Carlos Iturregui	30,000	-	38,798	-	-	-	68,798
Sheila Schweitzer (d)	30,000	-	255,205	-	-	-	285,205

(a)	Amount represents the fair value of stock options granted during the period.
(b)	Mr. Brodmerkel’s term as Chairman concluded on June 6, 2023.
(c)	Effective April 14, 2023, Dr. H. Faraz Naqvi resigned as a director of the Company.
(d)	On June 6, 2023, Sheila Schweitzer assumed the position as Chairperson of the Board.

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Number of
Outstanding Options
Name and Principal	As of
Position	December 31, 2022
Thomas Brodmerkel	22,667
Dr. H. Faraz Naqvi	4,000
Juan Carlos Iturregui	3,700
Sheila Schweitzer	20,700

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 26, 2023, regarding the beneficial ownership of our Common Stock, Series C Preferred Stock and Series X Preferred Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At June 13, 2023, we had 5,115,437 shares of Common Stock issued and outstanding,1,940,644 shares of Series C Preferred Stock issued and outstanding having an aggregate of 12,600,000 votes, and 24,227 shares of Series X Preferred Stock issued and outstanding, having an aggregate of 484,540,000 votes. Unless otherwise indicated, the address of each of the stockholders listed is 1660 Highway 100 South, Suite 432, Saint Louis Park, Minnesota 55416. Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the Record Date and shares of Common Stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock Beneficially Owned	Number of Shares of Series X Preferred Stock	Percentage of Series X Preferred Stock	Number of Shares of Series C Preferred Stock	Percent of Series C Preferred Stock	Number of Shares of Series D Preferred Stock	Percent of Series D Preferred Stock

Directors and Officers
Ronald Riewold (Director)(1)	36,438	0.7%	1,200	5.0%	-	-	-	-
Tom Brodmerkel (Director)(2)	31,001	0.6%	-	-	-	-	-	-
Larry Diamond (Director, Officer)(3)	126,462	2.5%	2,000	8.3%	-	-	-	-
Juan Carlos Iturregui (Director)(4)	26,184	0.5%	-	-	-	-	-	-
Phillip Keller (5)	-	0.0%	-	-	-	-
Jenny Lindstrom (6)	20,288	0.4%	-	-	-	-	25,000	0.8%
Faraz Naqvi (Director) (7)	26,000	0.5%	-	-	-	-
Sheila Schweitzer (8)	20,700	0.4%	-	-	-	-
Current Executive Officers and Directors as a group (8 Persons)	287,073	5.5%	3,200	13.3%	-	-	25,000	0.8%

5% or more shareholders
James Crone	26,657	0.5%	2,884	11.9%	-	-	-	-
Louis DeLuca	5,539	0.1%	2,400	9.9%	-	-	-	-
Anglo Irish Management LLC (9)	28,852	0.6%	12,503	51.5%	-	-	-	-
Frank Lightmas	5,316	0.1%	3,240	13.4%	-	-	-	-
Cavalry Fund I, LLP(10)	311,309	5.7%	-	-	1,000,000	95.5%	750,000	24.2%
Mercer Street Global Opportunity Fund (11)	228,937	4.3%	-	-	47,619	4.5%	750,000	24.2%
Michael C. Howe Living Trust (12)	218,771	4.1%	-	-	-	-	500,000	16.1%
Anson Investment	203,630	3.8%	-	-	-	-	562,500	18.1%
Anson East	67,877	1.3%	-	-	-	-	187,500	6.0%

(1)	Consists of 22,772 shares of common stock and options to purchase an additional 13,667 shares of common stock.

(2)	Consists of 8,334 shares of common stock and options to purchase 22,667 shares of common stock.

(3)	Consists of 107,034 shares of warrants to purchase 19,428 shares of common stock.

(4)	Consists of 22,242 shares of common stock, options to purchase 3,700 shares of common stock, and warrants to purchase 242 shares of common stock.

(5)	Mr. Keller resigned from his position as CFO of the Company effective June 12, 2022.

(6)

Consists of 543 shares of common stock, options to purchase 15,000 shares of common stock, warrants to purchase 2,438 shares of common stock, and 2,307 shares of common stock issuable upon conversion of Series D Preferred Stock.

(7)	Consists of 22,000 shares of common stock and options to purchase 4,000 shares of common stock.

(8)	Consists of options to purchase 20,700 shares of common stock.

(9)

Based solely on a Schedule 13D filed by Anglo Irish Management LLC (“Anglo”), Anglo received 28,852 shares of common stock as interest earned on shares of the Series X Preferred Stock and owns 12,503 shares of Series X Preferred. Daniel Hollis is the Manager of Anglo-Irish Management LLC, and its business address is 9057A Selborne Lane, Chatt Hills, GA 30268.

(10)	Cavalry Fund I LP owns 1,000,000 shares of Series C Preferred Stock. Amount of common stock includes 95,116 shares of common stock issuable upon conversion of the Series C Preferred Stock and accrued dividends, 42,000 shares of common stock issuable upon exercise of the Series A Warrants and 42,000 shares of common stock issuable upon exercise of Series B Warrants issued in connection with the Series C Preferred Stock, without giving effect to the blocker described in the next sentence. The fund also owns 750,000 shares of Series D Preferred Stock. Amount of common stock also includes 69,193 shares of common stock issuable upon conversion of the Series D Preferred Stock and accrued dividends, 31,500 shares of common stock issuable upon exercise of the Series A Warrants and 31,500 shares of common stock issuable upon exercise of Series B Warrants, without giving effect t the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company. Thomas P. Walsh is the manager of Cavalry Fund I LP and its principal business address is 82 E, Allendale Rd., Suite 5B, Saddle River, NJ 07458.

(11)	Mercer Street Global Opportunity Fund owns 47,619 shares of Series C Preferred Stock. Amount of common stock includes 6,594 shares issuable upon conversion of the Series C Preferred Stock and accrued dividends, 42,000 shares of common stock issuable upon exercise of the Series A Warrants and 42,000 shares of common stock issuable upon exercise of the Series B Warrants issued in connection with the Series C Preferred Stock, without giving effect to the blocker described in the next sentence. The fund also owns 750,000 shares of Series D. Amount of common stock also includes 69,193 shares of common stock issuable upon exercise of the Series D Preferred stock and accrued dividends, 31,500 shares of common stock issuable upon exercise of the Series A Warrants and 31,500 shares of common stock issuable upon exercise of Series B Warrants without giving effect to the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company. Jonathan Juchno is the Chair of the Investment Committee of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 107 Grand Street, 7th Floor, New York, New York 10013.

(12)	Amount consist of 23,722 shares of common stock, options to purchase 18,000 shares of common stock, warrants to purchase 130,920 shares of common stock, and 46,129 shares of common stock issuable upon the conversion of Series D Preferred Stock and accrued dividends.

Equity Compensation Plan Information

On December 31, 2021, the Compensation Committee of the Board approved the Mitesco Inc. 2021 Omnibus Securities and Incentive Plan, or the “2021 Plan”. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards, collectively, the “stock awards.” Stock awards may be granted under the 2021 Plan to our employees, directors, and consultants. Up to 25,000,000 shares of stock awards have been approved for issuance under the 2021 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	77,691	$0.04	N/A
Equity compensation plans approved by security holders	233,001	$0.25	417,909
Total	310,692	$0.20	417,909

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Common Stock Issued

On January 23, 2023, the Company issued 150,000 shares of common stock at a price of $3.45 per share to a service provider.

On January 23, 2023, the Company issued a total of 8,063 shares of common stock at a price of $4.33 per share to holders of the Series X Preferred Stock for accrued dividends.  Larry Diamond, the Company’s Chief Executive Officer, received 666 of these shares.

On February 15, 2023, the Company issued 9,846 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On February 21, 2023, the Company issued 150,000 shares of common stock at a price of $2.63 per share to a service provider.

On March 1, 2023, the Company issued 13,555 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On March 9, 2023, the Company issued 15,265 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On March 28, 2023, the Company issued 18,472 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On April 4, 2023, the Company issued 94,738 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On May 5, 2023, the Company issued 2,952 shares of common stock at a price of $1.05 per share to a service provider.

On May 5, 2023, the Company issued 2,552 shares of common stock to an investor at a price of $1.05 per share for satisfaction of accounts payable.

On May 9, 2023, the Company issued 19,622 shares of common stock to Michael C. Howe, a related party, at a price of $0.94 per share to reimburse Mr. Howe for costs incurred in connection with a settlement agreement with a vendor.

Spartan Capital Advisory Agreement

On January 12, 2023 the Company entered into an advisory agreement with Spartan Capital (“Spartan”) pursuant to which Spartan will act as exclusive financial advisor in providing general financial advisory services to the Company. In consideration for the financial advisory services to be rendered thereunder, the Company will issue to Spartan 150,000 restricted common shares of the Company (“Common Stock”). In addition, the Company will issue to Spartan an additional 50,000 Common Stock within three business days of completion of a gross raise of at least $2,000,000.

Sale of Series F Preferred Stock

On March 23, 2023, the Company filed a Certificate of Designations, Preferences and Rights of Series F 12% PIK Convertible Perpetual Preferred Stock (the “Series F”) with the Delaware Secretary of State. The number of shares of Series E designated is 140,000 and each share of Series F has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. Holders of the Series F are entitled to receive payment in kind dividends (“PIK Dividends”) at the quarterly rate of three-hundredths of one share outstanding per Series F Share. The Series F can be converted at the option of the Series F shareholder into shares of the Company’s common stock at a price equal to 65% of the Volume Weighted Average Price (“VWAP”) on the conversion date.

Purchase Agreement

On April 11, 2023, the Company entered into securities purchase agreements (each a “Purchase Agreement”) with investors providing for the sale and issuance of (i) Series F 12% PIK Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series F Shares”) and (ii) warrants to purchase shares of Common Stock (the “Warrants,” and together with the Series F Shares, the “Securities”).

The closing on the first tranche of the offering resulted in gross proceeds to the Company of $650,000. The net proceeds to the Company from the first tranche of the offering were $511,000, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general operating expenses. In connection with the Purchase Agreement, the Company also entered into a registration rights agreement.

Exchange Agreements

Also in connection with the Purchase Agreement, the Company entered into separate exchange agreements  pursuant to which the investors in the Series E Preferred Stock exchanged certain securities, as defined in each individual Exchange Agreement, for a number Series F Shares (based on their liquidation preference of $1,000) equal to 120%, 165% or 230%, depending on whether the investor is investing additional funds into the bridge financing, of the “Principal Amount,” “Stated Value” and/or liquidation preference of the Exchange Securities (including any payoff bonus, accrued dividends or interest).

Appointment of Ms. Sheila Schweitzer as Chairman of the Board of Directors and Chief Operating Officer

Effective June 06, 2023, the Board of Directors of the Company appointed Ms. Sheila Schweitzer who has been a member of the Board of Directors since 2021, to the position of Chairman, replacing Mr. Tom Brodmerkel, who has completed his term as Chair. Mr. Brodmerkel will remain as Chief Financial Officer and continue to serve as a member of the Company’s Board of Directors. Ms. Schweitzer was also appointed to the newly created position of Chief Operating Officer.

Director Independence

Our Board of Directors has determined that Ronald Riewold, Tom Brodmerkel, Juan Carlos Iturregui, and Faraz Naqvi are all “independent” as that term is defined under applicable SEC rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 by RBSM, LLP, the Company’s current principal accountant.

	2022	2021
Audit fees	$139,500	$67,500
Audit-related fees	-	-
Tax fees	28,000	-
All other fees	-	-
Total	$167,500	$67,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included in this Annual Report on Form 10‑K for the fiscal years ended December 31, 2022 and 2021:

	1.	Report of Independent Registered Public Accounting Firm

	2.	Consolidated Balance Sheets as of December 31, 2022 and 2021

	3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

	4.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

Unless otherwise indicated, each of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company under File No. 000-53601.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated December 9, 2015.	8-K	3.1	12/15/2015

3.5	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.6	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.7	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.8	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.9	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015 Certificate of Amendment.	10-Q	3.8	11/13/2020

3.10	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020.	10-Q	3.9	11/13/2020

4.1*	Trunity Holdings, Inc. 2012 Employee, Director, and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

4.2	Convertible Promissory Note issued by True Nature Holding, Inc. on November 26, 2018 to Auctus Fund, LLC.	8-K	4.2	1/14/2019

4.3	Convertible Promissory Note issued by True Nature Holding, Inc. on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	4.3	1/14/2019

4.4	Convertible Promissory Note issued by True Nature Holding, Inc. on January 2, 2019 to Power Up Lending Group Ltd.	8-K	4.4	1/14/2019

4.5*	Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan (File No. 333-252293)	S-8	4.1	01/21/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	4.6	04/05/2022

10.1	Agreement and Plan of Merger, dated as of January 24, 2011 by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc.	8-K	10.5	1/31/2012

10.2	Stock Purchase Agreement between dated as of January 24, 2012 by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc.	8-K	10.3	1/31/2012

10.3	Agreement and Plan of Merger, dated as of January 24, 2012 by and among Brain Tree International, Inc. and Trunity Holdings, Inc.	8-K	10.4	1/31/2012

10.4	Investment Project Contract dated as of March 18, 2013, among Trunity, Inc., InnSoluTech LLP and Educom Ltd.	10-K	10.5	4/16/2013

10.5	Trunity Holdings, Inc. 2012 Employee, Director, and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

10.6	License Agreement dated as of March 20, 2013, between Trunity, Inc. and Educom Ltd.	10-K	10.7	4/16/2013

10.7	Share Purchase Agreement dated as of March 20, 2013, between Trunity, Inc. and InnSoluTech LLP.	10-K	10.6	4/16/2013

10.8	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of April 17, 2013 by and between Pan-African Investment Company and Trunity Holdings, Inc.	10-K	10.13	4/15/2014

10.9	Subscription Agreement dated May 28, 2013 between Trunity Holdings, Inc., and Pan African Investment Company.	10-K	10.9	4/15/2014

10.10*	Form of Indemnification Agreement between Trunity Holdings, Inc., and its Directors.	10-K	10.8	4/16/2013

10.11	Indemnification Agreement dated May 30, 2013 between Trunity Holdings, Inc., and Dana M. Reed.	10-K	10.12	4/15/2014

10.12	Voting Agreement dated May 30, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	10-K	10.11	4/15/2014

10.13	Investors Rights Agreement dated May 30, 2013 between Trunity Holdings, Inc., and Pan African Investment Company.	10-K	10.10	4/15/2014

10.14	Voting Agreement dated June 5, 2013 by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC. (File No. 005-86722)	13D	C	7/25/2013

10.15	Investors Rights Agreement dated June 5, 2013 between Trunity Holdings, Inc., and Pan African Investment Company.	13D	D	7/25/2013

10.16	Non-Qualified Stock Option Agreement dated as of December 23, 2013 by and between Arol Buntzman and Trunity Holdings, Inc.	10-K	10.14	4/15/2014

10.17	Securities Purchase Agreement dated as of November 5, 2014 by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P.	10-Q	10.15	11/25/2014

10.18	Consulting Agreement dated as of December 1, 2015 by and between Trunity Holdings, Inc., and Stephen Keaveney.	8-K	10.2	12/15/2015

10.19	Securities Exchange Agreement dated as of December 9, 2015 by and among Trunity Holdings, Inc., and the Members of Newco4Pharmacy, LLC.	8-K	10.1	12/15/2015

10.20	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.	8-K	10.1	1/06/2016

10.21	Asset Purchase Agreement, dated September 30, 2016, by and among True Nature Holding, Inc., P3 Compounding Of Georgia, LLC, and ICP Holdings, LLC	8-K	10.1	10/05/2016

10.22	Consulting Agreement, dated June 8, 2017, by and between True Nature Holding, Inc. and Resources Unlimited NW LLC.	8-K	10.1	6/15/2017

10.23	Note Payable by True Nature Holding, Inc. to Stephen Keaveney, dated July 10, 2017.	10-Q	10.1	8/18/2017

10.24	Convertible Promissory Note issued by True Nature Holding, Inc. on July 5, 2018 to Power Up Lending Group Ltd.	8-K	4.1	7/13/2018

10.25	Securities Purchase Agreement, dated July 5, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	4.2	7/13/2018

10.26	Equity Financing Agreement, August 9, 2018, between True Nature Holding, Inc. and GHS Investments, LLC.	8-K	10.1	8/16/2018

10.27	Registration Rights Agreement, dated August 9, 2018 between True Nature Holding, Inc. and GHS Investments, LLC	8-K	10.2	8/16/2018

10.28	Convertible Promissory Note issued by True Nature Holding, Inc. on September 18, 2018 to Power Up Lending Group Ltd.	8-K	4.1	9/28/2018

10.29	Securities Purchase Agreement, dated September 18, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	9/28/2018

10.30	Convertible Promissory Note issued by True Nature Holding, Inc. on November 9, 2018 to Power Up Lending Group Ltd.	8-K	4.1	1/14/2019

10.31	Securities Purchase Agreement, dated November 9, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	1/14/2019

10.32	Securities Purchase Agreement, dated November 26, 2018, by and between True Nature Holding, Inc. and Auctus Fund, LLC.	8-K	10.2	1/14/2019

10.33	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on November 26, 2018 to Auctus Fund, LLC.	8-K	10.5	1/14/2019

10.34	Securities Purchase Agreement, dated December 19, 2018, by and between True Nature Holding, Inc. and Crown Bridge Partners, LLC.	8-K	10.3	1/14/2019

10.35	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on December 19, 2018 to Crown Bridge Partners, LLC.	8-K	10.6	1/14/2019

10.36	Securities Purchase Agreement, dated January 2, 2019, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.4	1/14/2019

10.37*	Senior Executive Employment Agreement effective as of October 1, 2019, between True Nature Holding Inc. and M. Lawrence Diamond	8-K	10.3	10/16/2019

10.38*	Senior Executive Employment Agreement effective as of November 4, 2019, between True Nature Holding Inc. and Julie R. Smith	8-K	10.2	10/16/2019

10.39*	Form of Board of Directors Advisory Agreement, dated as of December 26, 2019, by and between True Nature Holding Inc. and its Board Members	8-K	10.03	1/06/2020

10.40	Asset Purchase Agreement, dated as of March 2, 2020, by and among My Care, LLC and True Nature Holding, Inc.	8-K	10.1	3/13/2020

10.41	Convertible Redeemable Promissory Note issued by True Nature Holding, Inc. on April 8, 2020 to Eagle Equities, LLC.	8-K	4.01	4/17/2020

10.42	Securities Purchase Agreement, dated April 8, 2020, by and between True Nature Holding, Inc. and Eagle Equities, LLC.	8-K	4.02	4/17/2020

10.43	Promissory Note issued by Bank of America, NA on April 25, 2020 to True Nature Holding, Inc.	8-K	10.1	5/11/2020

10.44*	Board of Directors Advisory Agreement, dated June 1, 2020, between Mitesco, Inc. and Faraz Paqvi.	8-K	5.01	7/13/2020

10.45	Convertible Redeemable Note, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC Inc.	8-K	4.01	8/05/2020

10.46	Securities Purchase Agreement, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC.	8-K	10.01	8/05/2020

10.47	Consulting Advisor Agreement, dated July 8, 2020, between Mitesco, Inc. and Michael Loiacono.	8-K	10.1	7/08/2020

10.48*	Board of Directors Advisory Agreement, dated August 1, 2020, between Mitesco, Inc. and Juan Carlos Iturregui.	8-K	10.02	8/05/2020

10.49	Securities Purchase Agreement, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	8/27/2020

10.50	Convertible Redeemable Promissory Note, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	8/27/2020

10.51	Securities Purchase Agreement, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	10/06/2020

10.52	Convertible Redeemable Promissory Note, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	10/06/2020

10.53	Form of lease agreement between The Good Clinic, LLC, and LMC NE Minneapolis Holdings, LLC, dated October 19, 2020.	10-Q	10.4	11/13/2020

10.54	Securities Purchase Agreement, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	11/06/2020

10.55	Convertible Redeemable Promissory Note, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	11/06/2020

10.56	Securities Purchase Agreement, dated December 9, 2020 between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	12/15/2020

10.57	Convertible Redeemable Promissory Note, dated December 9, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	12/15/2020

10.61	Employment Agreement by and between Phillip Keller and Mitesco, Inc., dated as of March 17, 2021.	8-K	10.1	03/17/2021

21.1	Subsidiaries of the Registrant	X

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: July 14, 2023	By:	/s/ Lawrence Diamond
Lawrence Diamond Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant, Mitesco, Inc., and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Lawrence Diamond	July 14, 2023
Lawrence Diamond
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Sheila Schweitzer	July 14, 2023
Sheila Schweitzer
Chairperson of the Board of Directors and Chief Operating Officer

/s/ Thomas Brodmerkel	July 14, 2023
Thomas Brodmerkel
Chief Financial Officer and Director

/s/ Juan Carlos Iturregui	July 14, 2023
Juan Carlos Iturregui
Director