Form 10-Q
period 2023-03-31
Mitesco, Inc.
filed 2023-10-04
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 25, 2023, the registrant had outstanding 5,310,761 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
ASSETS	2023	2022

Current assets
Cash and cash equivalents	$299	$35,623
Accounts Receivable	6,602	30,943
Inventory	90	-
Prepaid expenses	59,830	113,722
Total current assets	66,821	180,288

Right to use assets, net	-	544,063
Fixed assets, net of accumulated depreciation of $45,000 and $.06 million	47,016	1,877,629

Total Assets	$113,837	$2,601,980

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,340,773	$7,353,215
Accrued interest	513,256	362,094
Accrued interest - related parties	313,691	198,753
Derivative liabilities	679,690	568,912
Lease liability - operating leases, current	512,895	442,866
Notes payable, net of discounts of $0 and $0.4 million	6,166,240	5,112,701
Notes payable - related parties, net of discounts of $8,000 and $0.3 million	2,791,176	2,776,962
SBA Loan Payable	460,406	460,406
Other current liabilities	121,136	96,136
Preferred stock dividends payable	444,864	395,407
Preferred stock dividends payable - related parties	30,052	35,019
Total current liabilities	20,374,179	17,802,471

Lease Liability- operating leases, non-current	3,553,932	3,936,858

Total Liabilities	23,928,111	21,739,329

Commitments and contingencies	-	-

Stockholders' deficit

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 27,324 shares designated Series X; 10,000 designated Series E; and 140,000 designated Series F.	-	-
Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Preferred stock, Series C, $0.01 par value, 1,047,619 shares issued and outstanding as of March 31, 2023 and December 31, 2022	10,476	10,476
Preferred stock, Series D, $0.01 par value, 3,100,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	31,000	31,000
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at March 31, 2023 and December 31, 2022	242	242
Common stock subscribed	36,575	36,575
Common stock, $0.01 par value, 500,000,000 shares authorized, 4,995,573 and 4,630,372 shares issued and outstanding as of March 31, 2023 and December 31 2022, respectively	49,957	46,305
Additional paid-in capital	30,385,762	29,452,514
Accumulated deficit	(54,328,286)	(48,714,461)
Total stockholders' deficit	(23,814,274)	(19,137,349)

Total liabilities and stockholders' deficit	$113,837	$2,601,980

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2023	2022

Revenue-services	$-	$92,461
Revenue-products	-	27,915
Total revenue	-	120,376

Cost of goods sold-services	$2,419	$577,556
Cost of goods sold-products	-	10,767
Total cost of goods sold	2,419	588,323

Gross (loss) profit	(2,419)	(467,947)

Operating expenses:
General and administrative	$2,011,404	$2,563,829
Impairment of fixed assets	2,271,893	-

Total operating expenses	4,283,297	2,563,829

Net Operating Loss	(4,285,716)	(3,031,776)

Other income (expense):
Interest expense	(1,376,066)	(828,325)
Interest expense - related parties	(129,162)	-
Gain on termination of operating lease	287,897	-
Gain on waiver and commitment fee shares	-	198,273
Gain on settlement of accrued salary	-	15,032
(Loss) Gain on settlement of accounts payable	-	(78,235)
(Loss) Gain on revaluation of derivative liabilities	(110,778)	79,837
Total other expense	(1,328,109)	(613,418)

Loss before provision for income taxes	(5,613,825)	(3,645,194)

Provision for income taxes	-	-

Net loss	$(5,613,825)	$(3,645,194)

Preferred stock dividends	(61,823)	(61,695)
Preferred stock dividends - related parties	(17,996)	(17,997)

Net loss available to common shareholders	$(5,693,644)	$(3,724,886)

Net loss per share - basic and diluted	$(1.18)	$(0.87)

Weighted average shares outstanding - basic and diluted	4,825,054	4,274,064

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series X		Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Deficit	Total

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	$(25,478,332)	$1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	1,512	-	-	1,512
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	167,015	-	-	167,015
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	63,593	636	577,599	-	-	578,235
Commitment fee shares	-	-	-	-	-	-	-	-	34,400	344	242,962	-	-	243,306
Waiver fee shares	-	-	-	-	-	-	-	-	30,835	308	275,410	91,440	-	367,158
Warrants issued with note payable - Diamond 1	-	-	-	-	-	-	-	-			2,914	-	-	2,914
Warrants issued with note payable - Diamond 2	-	-	-	-	-	-	-	-			2,213	-	-	2,213
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	(8,000)	(80)	80	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	7,648	76	95,512	(95,588)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(79,692)	-	-	(79,692)
Loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(3,645,194)	(3,645,194)
Balance, March 31, 2022	-	-	940,644	$9,406	3,100,000	$31,000	24,227	$242	4,395,145	$43,951	$27,671,253	$128,015	$(29,123,526)	$(1,239,659)

Balance, December 31, 2022	-	$-	1,047,619	$10,476	3,100,000	$31,000	24,227	$242	4,630,372	$46,305	$29,452,514	$36,575	$(48,714,461)	$(19,137,349)
Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Issuance of common stock to service providers	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(79,818)	-	-	(79,818)
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	8,063	81	35,248	-	-	35,329
Loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	(5,613,825)	(5,613,825)
Balance, March 31, 2023	-	$-	1,047,619	$10,476	3,100,000	$31,000	24,227	$242	4,995,573	$49,957	30,385,762	$36,575	$(54,328,286)	$(23,814,274)

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,613,825)	$(3,645,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	2,271,893	-
Gain on lease termination	(287,897)	-
Depreciation	102,783	179,886
Penalties on notes payable	1,102,778	-
Amortization of right-to-use asset	-	267,463
Financing cost - waiver fee shares	-	565,431
Gain on waiver fee shares	-	(198,273)
Gain on conversion of accrued salary	-	(15,032)
(Gain) loss on revaluation of derivative liabilities	110,778	(79,837)
Loss on settlement of accounts payable	-	78,235
Amortization of discount on notes payable	23,538	231,180
Amortization of discount on notes payable - related parties	14,214	-
Share-based compensation	897,933	168,527
Changes in assets and liabilities:
Accounts receivables	24,341	(11,274)
Prepaid expenses	53,892	(19,699)
Inventory	(90)	(5,279)
Accounts payable and accrued liabilities	989,559	534,132
Operating lease liability, net	-	12,158
Accrued interest	159,841	31,714
Accrued interest - related parties	114,938	-
Net cash used in operating activities	(35,324)	(1,905,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets and construction in progress	-	(19,223)
Net cash used in investing activities	-	(19,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties, net of discounts	-	348,750
Proceeds from notes payable, net of discounts	-	675,000
Net cash provided by financing activities	-	1,023,750
Net decrease in cash and cash equivalents	(35,324)	(901,335)

Cash and cash equivalents at beginning of period	35,623	1,164,483
Cash and cash equivalents at end of period	$299	$263,148

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for common stock subscribed	$83,456	$-
Preferred stock dividend	$79,818	$79,692
Conversion of accounts payable to common stock	$-	$500,000
Increase in capital expenditures included in accounts payable	$109,383	$1,009,471

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 AND 2022

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

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal and state regulators of the health and related benefits industry’s business and reporting practices. As of the date of this filing, we are not subject to any actual or anticipated regulatory reviews or audits relating to our operations.

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

We can give no assurance that the businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that we will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of our businesses, one or more of the industries in which we compete and/or the health care industry generally; (iii) our pending or future federal or state governmental investigations.

Reverse Stock Split

On December 12, 2022, our board of directors approved the filing of a certificate of amendment to our amended and restated certificate of incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to affect the one-for-fifty. The Amendment became effective at 5:00 p.m. Eastern Time on December 12, 2022.

Pursuant to the Amendment, at the effective time of the Amendment, every fifty (50) shares of our issued and outstanding common stock was automatically combined into one (1) issued and outstanding share of common stock The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share thereof. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment were reduced proportionately. All share and per share amounts of common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

Note 2: Financial Condition, Going Concern and Management Plans

As of March 31, 2023, the Company had cash and cash equivalents of approximately $300, current liabilities of $20.4 million, and has incurred significant losses from the previous clinic operations. Our strategy is to acquire healthcare technology and service businesses that have a unique positioning that gives them a differentiated competitive advantage in the market that  improves patients’ experience and outcomes and reduces healthcare costs as compared to other available treatments and solution. As previously noted, we made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022 and releasing a significant portion of our staff. As we redevelop our new strategy for lower cost operations, we expect to focus on acquisition of existing healthcare technology and services businesses. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

Effective December 8, 2022, we closed all of our clinic locations due to a lack of funding. Subsequent to that date we have lost possession of all clinic locations. Due to difficulty in securing financing, we are uncertain of when or even if we will be able to resume operations at any clinic location.

As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. However, as of the date of these consolidated financial statements, no formal agreement exists.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC and The Good Clinic, LLC. In addition, we anticipate that we will rely on the operating activities of certain legal entities in which we will not maintain a controlling ownership interest but over which we will have indirect influence and of which we will be considered the primary beneficiary. We expect that these entities will typically be subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2022 Annual Report.

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

The following table sets forth the computation of loss per share for the three months ended March 31, 2023, and 2022, respectively:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss applicable to common shareholders	$(5,693,644)	$(3,724,886)

Denominator:
Weighted average common shares outstanding	4,825,054	4,274,064

Net loss per share:
Basic and diluted	$(1.18)	$(0.87)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2023, and 2022, the following shares were issuable and excluded from the calculation of diluted loss:

	For the Years Ended
	March 31,
	2023	2022
Common stock options	215,881	373,425
Common stock purchase warrants	672,334	628,100
Convertible Preferred Stock	347,652	347,652
Accrued interest on Preferred Stock	47,767	24,618
Potentially dilutive securities	1,283,634	1,373,795

Note 5: Related Party Transactions

For the three months ended March 31, 2023:

During the three months ended March 31, 2023, the Company accrued dividends on its Series X Preferred Stock in the total amount of $15,141. Of this amount, a total of $2,000 was payable to officers and directors, $7,814 was payable to a related party shareholder, and $5,327 was payable to non-related parties.

On March 31, 2023, the Company issued a total of 8,063 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 1,066 shares were issued to officers and directors, 4,160 were issued to a related party shareholder, and 2,837 were issued to no-related parties.

For the three months ended March 31, 2022:

The Company issued a 10% Promissory Note due August 14, 2022 (the “Note”), dated February 14, 2022, to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 7,350 5-year warrants that may be exercised at $25.00 per share and 7,350 5-year warrants that may be exercised at $37.50 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares.

During the three months ended March 31, 2022, the Company accrued dividends on its Series X Preferred Stock in the total amount of approximately $15,000. Of this amount, a total of $2,000 was payable to officers and directors, $8,000 was payable to a related party shareholder, and $6,000 was payable to non-related parties.

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Trade accounts payable	$7,482,128	$6,761,793
Accrued payroll and payroll taxes	858,645	590,915
Other	-	507
Total accounts payable and accrued liabilities	$8,340,773	$7,353,215

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

During the year ended December 31, 2022, the Company recognized an impairment of Right-to-Use (RTU) assets in the amount of $3.2 million in connection with the closing of its clinics during the period. During the three months ended March 31, 2023, the Company recognized an additional impairment in the amount of $0.5 million in connection with its remaining leased properties.

As of March 31, 2023, the Company had total operating lease liabilities of approximately $4.1 million and right to use assets of $0, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:

	March 31, 2023	December 31, 2022
Right to use assets, net	$-	$544,063

Operating lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
Lease liability	$4,066,827	$4,379,724
Less: current portion	(512,895)	(442,866)
Lease liability, non-current	$3,553,932	$3,936,858

Maturity analysis under these lease agreements are as follows:

For the twelve months ended March 31, 2024	$1,087,018
For the twelve months ended March 31, 2025	824,520
For the twelve months ended March 31, 2026	843,270
For the twelve months ended March 31, 2027	862,264
For the twelve months ended March 31, 2028	880,268
Thereafter	1,586,661
Total	$6,084,001
Less: Present value discount	(2,017,174)
Lease liability	$4,066,827

Effective February 3, 2023, the Company entered into a termination agreement for the lease of its clinic located in Wayzata, Minnesota. The terms of the agreement call for a payment by the Company in the amount of $25,000 in full settlement of all amounts payable by the Company under this lease. The amount of operating lease liability recorded by the Company at the time of the settlement was $312,897. The Company accrued a liability in the amount of $25,000 and recorded a gain on settlement of lease liability in the amount of $287,897 during the three months ended March 31, 2023.

Effective March 3, 2023, the Company entered into a termination agreement for the lease of its clinic located in Eagen, Minnesota. The Company is currently involved in legal proceedings with the landlord of this clinic, and no gain or loss was recorded on this lease termination. An estimate of the potential liability resulting from these legal proceedings cannot be made at this time. At March 31, 2023, an operating lease liability in the amount of $474,074 is recorded on the Company’s balance sheet in connection with this lease.

Note 8: SBA Loan Payable

PPP Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration. On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020 (the “PPP Loan”). The PPP Loan bears interest at the rate of 1% per year. During the year ended December 31, 2022, the Company accrued interest in the amount of $4,632

During the three months ended March 31, 2023, the Company accrued interest in the amount of $1,135 on the PPP Loan; at March 31, 2023, the balance due on this loan was principal in the amount of $460,400 and accrued interest in the amount of $12,424. This loan is in default at March 31, 2023.

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

During the three months ended March 31, 2023, a default penalty in the amount of $375,000 and an additional fee in the amount of $15,000 were added to the principal amount of the AJB note, and interest in the amount of $62,897 was accrued. At March 31, 2023, principal and interest in the amount of $1,140,000 and $85,730, respectively, were due on the AJB Note. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, a default penalty in the amount of $281,250 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson Investments Note, and interest in the amount of $22,433 was accrued. At March 31, 2023, principal and interest in the amount of $858,750 and $63,933, respectively, were due on the Anson Investments Note. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, a default penalty in the amount of $93,750 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson East Note, and interest in the amount of $7,922 was accrued. At March 31, 2023, principal and interest in the amount of $296,250 and $21,755, respectively, were due on the Anson East Note. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, GS Capital converted an aggregate amount of $72,777 of principal, $8,679 of accrued interest, and $2,000 of fees in the GL Capital Note into an aggregate of 57,138 shares of the Company’s common stock at an average price of $1.46 per share. These conversions were made pursuant to the terms of the GS Capital Note, and no gain or loss was recorded on these transactions. During the three months ended March 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the GS Capital Note, and interest in the amount of $11,591 was accrued. At March 31, 2023, principal and interest in the amount of $358,889 and $22,490, respectively, were due on the GS Capital Note. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note, and interest in the amount of $12,004 was accrued. At March 31, 2023, principal and interest in the amount of $431,666 and $29,826, respectively, were due on the GS Capital Note. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $2,163 was accrued on the Finnegan Note 1; principal and accrued interest in the amount of $51,765 and $5,448, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

M Diamond Note

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to Melissa Diamond (the “M Diamond Note”). The M Diamond Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the M Diamond Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the M Diamond Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The M Diamond Note entered default status on December 1, 2022, and the interest rate increased to 18%. The M Diamond Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Diamond reasonably believes contains a term that is more favorable than those in the M Diamond Note, the Company shall notify Ms. Diamond of such term, and such term, at the option of Ms. Diamond, shall become a part of the M Diamond Note. In addition, Ms. Diamond received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $2,500 at the date of issuance, and 483 shares of common stock with a value of $4,050; these amounts were recorded as discounts to the M Diamond Note. Interest in the amount of $3,929 was accrued on the M Diamond Note during the year ended December 31, 2022. Discounts in the amount of $21,256 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $3,929, respectively, were due on the M Diamond Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $2,702 was accrued on the M Diamond Note; principal and accrued interest in the amount of $64,705 and $6,631, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Finnegan Note 2

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 to Jessica Finnegan (the “Finnegan Note 2”). The Finnegan Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Finnegan Note 2 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Finnegan Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Finnegan Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Finnegan reasonably believes contains a term that is more favorable than those in the Finnegan Note 2, the Company shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Finnegan Note 2. In addition, Ms. Finnegan received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $1,250 at the date of issuance, and 242 shares of common stock with a value of $2,025; these amounts were recorded as discounts to the Finnegan Note 2. Interest in the amount of $1,965 was accrued on the Finnegan Note 2 during the year ended December 31, 2022. Discounts in the amount of $10,625 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $32,353 and $1,965, respectively, were due on the Finnegan Note 2 at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $1,350 was accrued on the Finnegan Note 2; principal and accrued interest in the amount of $32,353 and $3,315, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Dragon Note

On June 9, 2022, the Company issued a 10% Promissory Note in the principal amount of $588,235 (the “Dragon Note”) to Dragon Dynamic Funds Platform Ltd (“Dragon Dynamic”). The Dragon Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 9, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Dragon Note was $500,000; the amount payable at maturity will be $588,235 plus 10% of that amount plus any accrued and unpaid interest. Costs in the amount of $47,500 were charged to discount on the Dragon Note. Following an event of default as defined in the Dragon Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Dragon Note entered default status on December 10, 2022, and the interest rate increased to 18%. The Dragon Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Dragon Dynamic reasonably believes contains a term that is more favorable than those in the Dragon Note, the Company shall notify Dragon Dynamic of such term, and such term, at the option of Dragon Dynamic, shall become a part of the Dragon Note. In addition, Dragon Dynamic received five-year warrants to purchase 4,824 shares of common stock at a price of $25.00 per share with a fair value of $21,500 at the date of issuance, and 4,824 shares of common stock with a value of $44,000; these amounts were recorded as discounts to the Dragon Note. Interest in the amount of $35,874 was accrued on the Dragon Note during the year ended December 31, 2022. Discounts in the amount of $260,059 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $647,059 and $35,874, respectively, were due on the Dragon Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $26,969 was accrued on the Dragon Note; principal and accrued interest in the amount of $647,059 and $62,843, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Mackay Note

On July 7, 2022, the Company issued a 10% Promissory Note in the principal amount of $294,118 to Mackay Investments, LLC (the “Mackay Note”). The Mackay Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) August 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Mackay Note was $250,000; the amount payable at maturity will be $294,118 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Mackay Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mackay Note entered default status on August 11, 2022, and the interest rate increased to 18%. The Mackay Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mackay Investments, LLC reasonably believes contains a term that is more favorable than those in the Mackay Note, the Company shall notify Mackay Investments, LLC of such term, and such term, at the option of Mackay Investments, LLC , shall become a part of the Mackay Note. In addition, Mackay Investments, LLC received five-year warrants to purchase 2,412 shares of common stock at a price of $25.00 per share with a fair value of $10,250 at the date of issuance, and 2,412 shares of common stock with a value of $44,118; these amounts were recorded as discounts to the Mackay Note. Interest in the amount of $20,193 was accrued on the Mackay Note during the year ended December 31, 2022. Discounts in the amount of $96,280 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $323,530 and $20,193, respectively, were due on the Mackay Note at December 31, 2022.During the three months ended March 31, 2023, interest in the amount of $16,850 was accrued on the Mackay Note; principal and accrued interest in the amount of $323,530 and $37,043 respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Schrier Note

On July 7, 2022, the Company issued a 10% Promissory Note in the principal amount of $23,259 to Charles Schrier (the “Schrier Note”). The Schrier Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) January 8, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Schrier Note was $20,000; the amount payable at maturity will be $23,529 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Schrier Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Schrier Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Schrier reasonably believes contains a term that is more favorable than those in the Schrier Note, the Company shall notify Mr. Schrier of such term, and such term, at the option of Mr. Schrier, shall become a part of the Schrier Note. In addition, Mr. Schrier received five-year warrants to purchase 193 shares of common stock at a price of $25.00 per share with a fair value of $820 at the date of issuance, and 193 shares of common stock with a value of $1,000; these amounts were recorded as discounts to the Schrier Note. Interest in the amount of $1,141 was accrued on the Schrier Note during the year ended December 31, 2022. Discounts in the amount of $7,367 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $335 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $25,882 and $1,141, respectively, were due on the Schrier Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $1,033 was accrued on the Schrier Note; principal and accrued interest in the amount of $25,882 and $2,174, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Nommsen Note

On July 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to Eric S. Nommsen (the “Nommsen Note”). The Nommsen Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Nommsen Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Nommsen Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Nommsen Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Nommsen Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Nommsen reasonably believes contains a term that is more favorable than those in the Nommsen Note, the Company shall notify Mr. Nommsen of such term, and such term, at the option of Mr. Nommsen, shall become a part of the Nommsen Note. In addition, Mr. Nommsen received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $1,850 at the date of issuance, and 483 shares of common stock with a value of $2,350; these amounts were recorded as discounts to the Nommsen Note. Interest in the amount of $2,946 was accrued on the Nommsen Note during the year ended December 31, 2022. Discounts in the amount of $18,905 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $2,946, respectively, were due on the Nommsen Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $2,688 was accrued on the Nommsen Note; principal and accrued interest in the amount of $64,705 and $5,634, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Caplan Note

On July 27, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to James H. Caplan (the “Caplan Note”). The Caplan Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Caplan Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Caplan Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Caplan Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Caplan reasonably believes contains a term that is more favorable than those in the Caplan Note, the Company shall notify Mr. Caplan of such term, and such term, at the option of Mr. Caplan, shall become a part of the Caplan Note. In addition, Mr. Caplan received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $1,850 at the date of issuance, and 483 shares of common stock with a value of $2,350; these amounts were recorded as discounts to the Caplan Note. Interest in the amount of $2,531 was accrued on the Caplan Note during the year ended December 31, 2022. Discounts in the amount of $16,675 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $2,230 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $2,531, respectively, were due on the Caplan Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $2,406 was accrued on the Caplan Note; principal and accrued interest in the amount of $64,705 and $4,937, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Finnegan Note 3

On August 4, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 (the “Finnegan Note 3”) to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (collectively, the “Finnegans”). The Finnegan Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) February 3, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Finnegan Note 3 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Finnegan Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which The Finnegans reasonably believes contains a term that is more favorable than those in the Finnegan Note 3, the Company shall notify The Finnegans of such term, and such term, at the option of The Finnegans, shall become a part of the Finnegan Note 3. In addition, The Finnegans received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $850 at the date of issuance, and 242 shares of common stock with a value of $1,100; these amounts were recorded as discounts to the Finnegan Note 3. Interest in the amount of $1,200 was accrued on the Finnegan Note 3 during the year ended December 31, 2022. Discounts in the amount of $7,575 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $1,728 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $32,353 and $1,200, respectively, were due on the Finnegan Note 3 at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $1,125 was accrued on the Finnegan Note 3; principal and accrued interest in the amount of $32,353 and $2,325, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Enright Note

On August 4, 2022, the Company issued a 10% Promissory Note in the principal amount of $120,000 to Jack Enright (the “Enright Note”). The Enright Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) February 3, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Enright Note was $102,000; the amount payable at maturity will be $120,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Enright Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Enright Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Enright reasonably believes contains a term that is more favorable than those in the Enright Note, the Company shall notify Mr. Enright of such term, and such term, at the option of Mr. Enright, shall become a part of the Enright Note. In addition, Mr. Enright received 984 shares of common stock with a value of $6,317; this amount was recorded as a discount to the Enright Note. Interest in the amount of $4,899 was accrued on the Enright Note during the year ended December 31, 2022. Discounts in the amount of $29,571 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $6,746 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $132,000 and $4,899, respectively, were due on the Enright Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $4,561 was accrued on the Enright Note; principal and accrued interest in the amount of $132,000 and $9,460, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Mitchell Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $71,000 to John Mitchell (the “Mitchell Note”). The Mitchell Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Mitchell Note was $60,350; the amount payable at maturity will be $71,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Mitchell Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mitchell Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Mitchell Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Mitchell reasonably believes contains a term that is more favorable than those in the Mitchell Note, the Company shall notify Mr. Mitchell of such term, and such term, at the option of Mr. Mitchell, shall become a part of the Mitchell Note. In addition, Mr. Mitchell received 582 shares of common stock with a value of $3,124; this amount was recorded as a discount to the Mitchell Note. Interest in the amount of $2,817 was accrued on the Mitchell Note during the year ended December 31, 2022. Discounts in the amount of $20,874 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $78,100 and $2,817, respectively, were due on the Mitchell Note at December 31, 2022. The Mitchell Note was in default at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $3,234 was accrued on the Mitchell Note; principal and accrued interest in the amount of $78,100 and $6,051, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Lightmas Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $60,000 to Frank Lightmas (the “Lightmas Note”). The Lightmas Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Lightmas Note was $51,000; the amount payable at maturity will be $60,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Lightmas Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lightmas Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Lightmas Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Lightmas reasonably believes contains a term that is more favorable than those in the Lightmas Note, the Company shall notify Mr. Lightmas of such term, and such term, at the option of Mr. Lightmas, shall become a part of the Lightmas Note. In addition, Mr. Lightmas received 492 shares of common stock with a value of $2,640; this amount was recorded as a discount to the Lightmas Note. Interest in the amount of $2,380 was accrued on the Lightmas Note during the year ended December 31, 2022. Discounts in the amount of $17,640 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $66,000 and $2,380, respectively, were due on the Lightmas Note at December 31, 2022. The Lightmas Note was in default at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $2,733 was accrued on the Lightmas Note; principal and accrued interest in the amount of $66,000 and $5,113, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Lewis Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $30,000 to Lisa Lewis (the “Lewis Note”). The Lewis Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Lewis Note was $25,500; the amount payable at maturity will be $30,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Lewis Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lewis Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Lewis Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Lewis reasonably believes contains a term that is more favorable than those in the Lewis Note, the Company shall notify Ms. Lewis of such term, and such term, at the option of Ms. Lewis, shall become a part of the Lewis Note. In addition, Ms. Lewis received 246 shares of common stock with a value of $1,320; this amount was recorded as a discount to the Lewis Note. Interest in the amount of $1,190 was accrued on the Lewis Note during the year ended December 31, 2022. Discounts in the amount of $8,820 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $33,000 and $1,190, respectively, were due on the Lewis Note at December 31, 2022. The Lewis Note was in default at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $1,367 was accrued on the Lewis Note; principal and accrued interest in the amount of $33,000 and $2,557, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Goff Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $30,000 to Sharon Goff (the “Goff Note”). The Goff Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Goff Note was $25,500; the amount payable at maturity will be $30,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Goff Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Goff Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Goff Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Goff reasonably believes contains a term that is more favorable than those in the Goff Note, the Company shall notify Ms. Goff of such term, and such term, at the option of Ms. Goff, shall become a part of the Goff Note. In addition, Ms. Goff received 246 shares of common stock with a value of $1,320; this amount was recorded as a discount to the Goff Note. Interest in the amount of $1,190 was accrued on the Goff Note during the year ended December 31, 2022. Discounts in the amount of $8,820 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $33,000 and $1,190, respectively, were due on the Goff Note at December 31, 2022. The Goff Note was in default at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $1,367 was accrued on the Goff Note; principal and accrued interest in the amount of $33,000 and $2,557, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Hagan Note

On September 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $100,000 to Cliff Hagan (the “Hagan Note”). The Hagan Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 10, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Hagan Note was $85,000; the amount payable at maturity will be $100,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Hagan Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Hagan Note entered default status on December 11, 2022, and the interest rate increased to 18%. The Hagan Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Hagan reasonably believes contains a term that is more favorable than those in the Hagan Note, the Company shall notify Mr. Hagan of such term, and such term, at the option of Mr. Hagan, shall become a part of the Hagan Note. In addition, Mr. Hagan received 820 shares of common stock with a value of $4,715; this amount was recorded as a discount to the Hagan Note. Interest in the amount of $3,556 was accrued on the Hagan Note during the year ended December 31, 2022. Discounts in the amount of $29,715 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $110,000 and $3,556, respectively, were due on the Hagan Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $4,550 was accrued on the Hagan Note; principal and accrued interest in the amount of $110,000 and $8,106, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Darling Note

On September 14, 2022, the Company issued a 10% Promissory Note in the principal amount of $200,000 to Darling Capital, LLC (“Darling”), (the “Darling Note”). The Darling Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Darling Note was $170,000; the amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Darling Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Darling Note entered default status on December 15, 2022, and the interest rate increased to 18%. The Darling Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Darling reasonably believes contains a term that is more favorable than those in the Darling Note, the Company shall notify Darling of such term, and such term, at the option of Darling shall become a part of the Darling Note. In addition, Darling received 1,640 shares of common stock with a value of $10,824; this amount was recorded as a discount to the Darling Note. Interest in the amount of $6,619 was accrued on the Darling Note during the year ended December 31, 2022. Discounts in the amount of $60,824 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $220,000 and $6,619, respectively, were due on the Darling Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $9,092 was accrued on the Darling Note; principal and accrued interest in the amount of $220,000 and $15,711, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Leath Note

On September 15, 2022, the Company issued a 10% Promissory Note in the principal amount of $50,000 to Mack Leath (the “Leath Note”). The Leath Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Leath Note was $42,500; the amount payable at maturity will be $55,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Leath Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Leath Note entered default status on December 16, 2022, and the interest rate increased to 18%. The Leath Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Leath reasonably believes contains a term that is more favorable than those in the Leath Note, the Company shall notify Mr. Leath of such term, and such term, at the option of Mr. Leath, shall become a part of the Leath Note. In addition, Mr. Leath received 410 shares of common stock with a value of $2,868; this amount was recorded as a discount to the Leath Note. Interest in the amount of $1,641 was accrued on the Leath Note during the year ended December 31, 2022. Discounts in the amount of $15,368 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $55,000 and $1,641, respectively, were due on the Leath Note at December 31, 2022. During the three months ended March 31, 2023, interest in the amount of $2,273 was accrued on the Leath Note; principal and accrued interest in the amount of $55,000 and $3,914, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $22,655 was accrued on the Cavalry Note; principal and accrued interest in the amount of $500,000 and $34,583, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $13,597 was accrued on the Mercer Note 1; principal and accrued interest in the amount of $300,000 and $20,583, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $1,359 was accrued on the Pinz Note; principal and accrued interest in the amount of $30,000 and $2,033, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $4,526 was accrued on the Mercer Note 2; principal and accrued interest in the amount of $100,000 and $6,389, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $3,139 was accrued on the Mercer Note 3; principal and accrued interest in the amount of $125,000 and $4,132, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

These amounts are reflected in the table below:

	March 31, 2023	December 31, 2022
Notes Payable	$6,174,712	$5,144,742
Less: Discount	(8,472)	(32,041)
Notes payable - net of discount	$6,166,240	$5,112,701

Current Portion, net of discount	$6,166,240	$5,112,701
Long-term portion, net of discount	$-	$-

Interest expense on notes payable was $248,596 and $0 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest on notes payable was $475,276 and $362,094 at March 31, 2023 and December 31, 2022, respectively.

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

During the three months ended March 31, 2023, interest in the amount of $46,761 was accrued on the Howe Note 1; principal and accrued interest in the amount of $1,100,000 and $153,556, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $8,099 was accrued on the Diamond Note 1; principal and accrued interest in the amount of $192,500 and $24,151, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Diamond Note 2

On March 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $235,294 in a related party transaction to Lawrence Diamond, our Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 2). The Diamond Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 2 was $200,000; the amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 2, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 2. In addition, Mr. Diamond received five-year warrants to purchase 1,930 shares of common stock at a price of $25.00 per share a fair value of $2,213 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $1,676 was accrued on the Diamond Note 2 during the year ended December 31, 2022. Principal in the amount of $235,294 was paid on the Diamond Note 2 during the year ended December 31, 2022. Discounts in the amount of $61,036 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $23,529 and $1,699, respectively, were due on the Diamond Note 2 at December 31, 2022.

During the three months ended March 31, 2023, interest in the amount of $0 was accrued on the Diamond Note 2; principal and accrued interest in the amount of $23,529 and $1,676, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $10,832 was accrued on the Diamond Note 3; principal and accrued interest in the amount of $258,823 and $28,418, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $2,164 was accrued on the Diamond Note 4; principal and accrued interest in the amount of $51,765 and $5,409, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $2,702 was accrued on the Diamond Note 5; principal and accrued interest in the amount of $64,705 and $6,631, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $1,891 was accrued on the Lindstrom Note; principal and accrued interest in the amount of $45,294 and $4,641, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

Dobbertin Note

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

During the three months ended March 31, 2023, interest in the amount of $811 was accrued on the Dobbertin Note; principal and accrued interest in the amount of $19,412 and $1,990, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $8,099 was accrued on the Howe Note 2; principal and accrued interest in the amount of $330,000 and $32,650, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $13,714 was accrued on the Howe Note 3; principal and accrued interest in the amount of $330,000 and $29,150, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $1,205 was accrued on the Iturregui Note 1; principal and accrued interest in the amount of $32,353 and $2,518, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $9,677 was accrued on the Howe Note 4; principal and accrued interest in the amount of $220,000 and $18,433, respectively, were due on this note at March 31, 2023. This note was in default at March 31, 2023.

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

During the three months ended March 31, 2023, interest in the amount of $471 was accrued on each of the November 29 Notes; principal and accrued interest in the amount of $18,750 and $635, respectively, were due on each of these notes at March 31, 2023. These notes were in default at March 31, 2023.

These amounts are reflected in the table below:

	March 31, 2023	December 31, 2022
Notes Payable	$2,799,632	$2,799,632
Less: Discount	$(8,456)	$(22,670)
Notes payable – net of discounts	$2,791,176	$2,776,962

Current Portion, net of discount	$2,791,176	$2,776,962
Long-term portion, net of discount	$-	$-

Interest expense on notes payable – related parties was $114,938 and $27,174 for the three months ended March 31, 2023 and 2022, respectively Accrued interest on notes payable – related parties was $313,691 and $198,753 at March 31, 2023 and December 31, 2022, respectively.

Note 11: Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative components of these notes are valued at issuance, at conversion, at restructuring, and at each period end.

Derivative liability activity for the for the period ended March 31, 2023 is summarized in the table below:

December 31, 2022	$568,912
Loss on revaluation	110,778
March 31, 2023	$679,690

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following table summarizes the assumptions for the valuations:

December 31,
2022
Volatility	95.1% to 123.2%
Stock Price	$1.06 to 3.50
Risk-free interest rates	4.35% to 4.37%
Term (years)	0.73 to 0.86

March 31,
2023
Volatility	159.6% to 169.9%
Stock Price	$1.24
Risk-free interest rates	4.40%
Term (years)	0.52 to 0.61

Certain of our notes payable contain a commitment fee obligation with a true-up feature. The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price would fluctuate with the Company projected volatility.
●	The projected volatility curve from an annualized analysis for each valuation date was based on the historical volatility of the Company and the term remaining for the True-Up obligation.
●	The Company expected the note would be repaid 90% of the time by the maturity date, at which point the Company would redeem the 1,000,000 redeemable commitment fee shares for $1.
●	In the event the Company did not repay the note in time, the shareholders would sell their shares subject to volume restrictions.
●	Discount rates were based on risk-free rates in effect based on the remaining term. 50,000 simulations were run for each Monte Carlo simulation.

Note 12: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 4,995,573 shares were issued and outstanding on March 31, 2023.

Common Stock Transactions During the Three Months Ended March 31, 2023

On January 23, 2023, the Company issued 150,000 shares of common stock at the market price of $3.45 per share to a service provider. The aggregate value of $517,500 was charged to non-cash compensation during the three months ended March 31, 2023.

On February 21, 2023, the Company issued 150,000 shares of common stock at the market price of $2.53 per share to a service provider. The aggregate value of $379,500 was charged to non-cash compensation during the three months ended March 31, 2023.

During the three months ended March 31, 2023, GS Capital converted principal and accrued interest in a convertible note payable into shares of common stock as follows: On February 14, 2023, principal of $15,000, accrued interest of $1,632, and fees of $500 were converted at a price of $1.74 per share into 9,846 shares of common stock; on February 28, 2023, principal of $17,777, accrued interest of $2,057, and fees of $500 were converted at a price of $1.50 per share into 13,555 shares of common stock; on March 9, 2023, principal of $20,000, accrued interest of $2,399, and fees of $500 were converted at a price of $1.50 per share into 15,265 shares of common stock; and on March 28, 2023, principal of $20,000, accrued interest of $2,581, and fees of $500 were converted at a price of $1.25 per share into 18,472 shares of common stock. These conversions were made pursuant to the terms of the convertible note agreement and no gain or loss was recognized on these transactions.

On March 31, 2023, the Company issued a total of 8,063 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 1,066 shares were issued to officers and directors, 4,160 were issued to a related party shareholder, and 2,837 were issued to no-related parties.

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

On March 22, 2022 and March 31, 2022, the Company issued an aggregate 30,834 shares of common stock as waiver fees to holders of the Series C and Series D Preferred Stock for their waivers of certain covenants as set forth and defined in the Series C and Series C Certificates of Designations. The Company valued these shares at their contractual price of $12.50 per share and recorded the amount of $385,431 as waiver fees during the three months ended March 31, 2022. The Company recorded an aggregate gain upon issuance of these shares in the amount of $198,273 based on the market price of the Company’s common stock on the date of issuance.

On March 31, 2022, the Company issued 34,400 Commitment Fee Shares to AJB Capital Investors, LLC; see note 8. The Company utilized an outside valuation consultant to value the commitment fee shares, the True-Up Provision, and warrants. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $12.50 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $6.14 per share. The derivative liability was valued at $106,608 on the date of the transaction. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

On March 31, 2022, the Company issued 7,647 shares of common stock at a price of $12.50 per share which were previously subscribed for the conversion of accounts payable in the amount of $95,558.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of Series A Preferred, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred,  140,000 shares of Series F Preferred, and  27,324 shares of Series X Preferred.

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2023

None.

Series A Preferred Stock Transactions During the Three Months Ended March 31, 2022

None.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Three Months Ended March 31, 2023

The Company accrued dividends in the amount of $16,521 on the Series C Preferred Stock.

Series C Preferred Stock Transactions During the Three Months Ended March 31, 2022

The Company accrued dividends in the amount of $16,395 on the Series C Preferred Stock.

Series D Preferred Stock

Series D Preferred Stock Transactions During the Three Months Ended March 31, 2023

The Company accrued dividends in the amount of $48,156 on the Series D Preferred Stock.

Series D Preferred Stock Transactions During the Three Months Ended March 31, 2022

The Company accrued dividends in the amount of $48,156 on the Series D Preferred Stock.

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

Series E Preferred Stock Transactions During the Three Months Ended March 31, 2023

None.

Series F Preferred Stock

On March 23, 2023, the Company filed a Certificate of Designation, Preferences and Rights of Series F 12% PIK Convertible Perpetual Preferred Stock (the "Series F”) with the Delaware Secretary of State. The number of shares of Series F designated is 140,000 and each share of Series F has a stated value equal to $1,000. Each share of Series F Preferred Stock shall have a par value of $0.01. Holders of the Series F are entitled to receive payment in kind dividends ("PIK Dividends”) at the quarterly rate of three-hundredths of one share outstanding per Series F Share. The Series F can be converted, at the option of the Series F shareholder into shares of the Company’s common stock at a price equal to 65% of the Volume Weighted Average Price ("VWAP”) on the conversion date. No conversions can occur until the Company has successfully completed an uplist to NASDAQ.

Series F Preferred Stock Transactions During the Three Months Ended March 31, 2023

None.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of March 31, 2023 and December 31, 2022. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Three Month Ended March 31, 2023

The Company accrued dividends in the amount of $15,141 on the Series X Preferred Stock.

On March 31, 2023, the Company issued 8,063 shares of common stock at an average price of $4.38 per share for accrued dividends on the Series X Preferred Stock.

Series X Preferred Stock Transactions During the Three Months Ended March 31, 2022

The Company accrued dividends in the amount of $15,141 on the Series X Preferred Stock.

Stock Options

The following table summarizes the options outstanding at March 31, 2023 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50- 16.00	215,881	7.94	$9.39	129,148	$7.73
	215,881	7.94	$9.39	129,148	$7.73

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at December 31, 2022	310,692	$10.01
Granted	-	$-
Expired	(94,811)	$11.44
Outstanding at March 31, 2023	215,881	$9.39
Options vested and exercisable	129,148	$7.73

At March 31, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $2.1 million.

Warrants

The following table summarizes the warrants outstanding on March 31, 2023, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2022	672,334	$30.68
Granted	-	$-
Exercised	-	$-
Outstanding on March 31, 2023	672,334	$30.68

Note 13: Fair Value Measurements

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at March 31, 2023 and 2022.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$679,690	$679,690

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$568,912	$568,912

Note 14: Commitments and Contingencies

Legal

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. The Company was not named in the suit. The Company expects to resolve it for nominal consideration. No change has been noted related to this lawsuit.

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

The Company has a number of legal situations involved with the winding down of its clinic business activities including claims regarding certain construction contracts and as a part of the process of cancellation of leases. The following is a summary as of the date of this filing:

●	The Wayzata, MN clinic leases was terminated for a commitment to pay $25,000.
●	Possession of the two Denver, Colorado clinic leases, known as Quincy and Radiant, has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●

The Eagan clinic, aka Vikings clinic, gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement with the lien holder. The Landlord terminated the lease as of March 3, 2023. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations. The Landlord filed suit against the Company on July 21, 2023 for unpaid rent, expenses related unpaid lease obligations and the settled construction lien.

●	The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remain in negotiations, as does the handling of the mechanics liens placed on the properties.
●	The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.
●

The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remain in negotiations, as does the handling of the mechanics liens placed on the properties. On August 22, 2023 the landlord filed a lawsuit related to alleged unmet lease obligations and related to a construction lien on the property by the general contractor related to alleged non-payment of construction expenses.

●

The Northeast Minneapolis clinic, aka Nordhaus clinic, possession was relinquished in May 2023. There is no lien on the property. The handling of lease obligations remains in negotiations with the landlord.

Note 15: Subsequent Events

Issuance of Common Stock

On April 4, 2023, the Company issued 2,952 shares of common stock at a price of $1.05 per share to a service provider.

On April 5, 2023, the Company issued 94,738 shares of common stock to an investor at a price of $1.32 per share pursuant to a true-up agreement.

On May 5, 2023, the Company issued 2,552 shares of common stock to an investor at a price of $1.05 per share for satisfaction of accounts payable.

On May 9, 2023, the Company issued 19,622 shares of common stock to Michael C. Howe, a related party, at a price of $0.94 per share to reimburse Mr. Howe for costs incurred in connection with a settlement agreement with a vendor.

On June 9, 2023, the Company issued 20,212 shares of common stock as dividends on its Series X Preferred Stock at a price of $1.25 per share, including 1,670 to an officer, 1,003 to an ex-director, and 10,426 to a related party shareholder.

On June 29, 2023, the Company issued 131,362 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of $105,089.

On August 29, 2023, the Company issued 43,750 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of $35,000.

PPP Loan Payment Plan

On July 12, 2023, the Company entered into a payment plan arrangement with the U.S. Small Business Administration regarding PPP Loan. The terms of the payment plan call for monthly payments of approximately $2,595 for 180 months beginning July 1, 2023 resulting in total payments in the amount of $467,116.

Issuance of Series F Preferred Stock

Sale of Series F Preferred Stock Sold for Cash

On April 11, 2023, the Company entered into securities purchase agreements (each a “Purchase Agreement”) with investors providing for the sale and issuance of (i) Series F 12% PIK Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series F Shares”) and (ii) warrants to purchase shares of Common Stock (the “Warrants,” and together with the Series F Shares, the “Securities”). The Warrants have an initial exercise price of $2.50 per share and the final number of shares of Common Stock the warrant is exercisable for will equal the number of shares of Common Stock into which the Series F Shares convert divided by 2.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 863 Securities at a price of $1,000 per Security for cash in the amount of $375,000 plus incentives in the amount of $487,500.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 288 Securities at a price of $1,000 per Security for cash in the amount of $125,000 plus incentives in the amount of $162,500.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 345 Securities at a price of $1,000 per Security for cash in the amount of $150,000 plus incentives in the amount of $195,000.

On June 30, 2023, the Company entered into a Purchase Agreement for the sale of 250 Securities at a price of $1,000 per Security for cash in the amount of $250,000.

Series F Preferred Stock Issued for Conversion of Debt

Also in connection with the Purchase Agreements, the Company entered into separate exchange agreements pursuant to which the investors in the Series F Preferred Stock exchanged certain securities, as defined in each individual Exchange Agreement, for a number Series F Shares (based on their liquidation preference of $1,000) equal to 120%, 165% or 230%, depending on whether the investor invested additional funds into the bridge financing, of the “Principal Amount,” “Stated Value” and/or liquidation preference of the Exchange Securities (including any payoff bonus, accrued dividends or interest).

On April 11, 2023, in transactions with nine investors, the Company issued an aggregate 8,023 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for debt and accrued interest, including payoff bonuses, in the aggregate amount of $8,018,293.

Series F Preferred Stock Issued for Conversion of Series C and Series D Preferred Stock

On April 11, 2023, in transactions with two investors, the Company issued an aggregate 2,051 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for Series C Preferred Stock and accrued dividends and payoff bonuses in the aggregate amount of $2,050,165.

On April 11, 2023, in transactions with five investors, the Company issued an aggregate 3,884 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for Series D Preferred Stock and accrued dividends and payoff bonuses in the aggregate amount of $3,883,524.

Series F Preferred Stock Issued for Conversion of Accounts Payable

On June 29, 2023, the Company issued an aggregate 147 shares of Series F Preferred Stock to two creditors in satisfaction of accounts payable in the aggregate amount of $146,214.

Appointment of Ms. Sheila Schweitzer as Chairperson of the Board of Directors and President, Chief Operating Officer

Effective June 1, 2023, the Board of Directors appointed Ms. Sheila Schweitzer to the position of Chief Operating Officer. Ms. Schweitzer will receive a salary in the amount of $200,000 per year. Her employment agreement is for a period of one year.

Effective June 6, 2023, the Board of Directors of the Company appointed Ms. Schweitzer, who has been a member of the Board of Directors since 2021, to the position of Chairperson, replacing Mr. Tom Brodmerkel, who has completed his term as Chair. Mr. Brodmerkel will remain as Chief Financial Officer and continue to serve as a member of the Company’s Board of Directors.

Appointment of Mr. Allen Plunk to the Board of Directors

On July 18, 2023 the Company appointed Mr. Allen Plunk to its Board of Directors. This follows a recent assessment of its healthcare operations and coincides with its decision to place new emphasis on building out its acquisition of healthcare technology and services entities. Mr. Plunk will receive compensation commensurate with that of all other members of the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Mitesco, Inc.,” “our,” “us” or “we” refer to Mitesco, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

History and Outlook

Mitesco Inc. is a holding company with plans to participate in the healthcare technology, services and/or delivery industries. From 2020 through 2022, the Company was executing against a strategic plan to open primary care clinics utilizing advanced degreed nurse practitioners in select markets. The clinics operated under the name The Good Clinic. The Company performed on the strategy and began implementing growth plans for The Good Clinic with limited funding. The Company believed that upon execution of the business plan additional capital would be available on acceptable terms. However, the markets were not favorable to funding and as the Covid-19 pandemic lingered on, the Company was unsuccessful accessing adequate capital when needed, therefore in late 2022 the decision was made to close the clinics. As a result, Mitesco currently has no operating business.

Since the beginning of 2023, the Company has focused on winding down operations of The Good Clinic along with reducing other costs. To that purpose the Company has terminated all but 4 employees; management and the Board members are not taking cash compensation, and there are ongoing discussions to convert amounts owed to equity. We are also selling the remaining assets consisting of furniture, equipment, and supplies; the funds generated from the sale of assets will be used primarily to cover the costs of our SEC filings. We have also begun the process of redomiciling from Delaware to Nevada.

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

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

The Company recognized revenue of $0 for the three months ended March 31, 2023, compared to approximately $0.1 million for the three months ended March 31, 2022. The decrease is the result of the halting of the Company’s clinic operations.

Cost of Sales

The Company incurred approximately $2,419 of cost of goods sold for the three months ended March 31, 2023, compared to $0.6 million for the three months ended March 31, 2022. The decrease is the result of the halting of the Company’s clinic operations.

Gross Profit/(Loss)

Our gross loss was approximately $2,419 for the three months ended March 31, 2023, compared to gross loss of $0.5 million for the three months ended March 31, 2022. The decrease is the result of the halting of the Company’s clinic operations.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2023, were approximately $4.3 million. For the comparable period in 2022, the operating expenses were approximately $2.6 million. The increase is the result of the halting of the Company’s clinic operations.

During the current period we fully impaired our remaining operating assets in the amount of approximately $2.3 million.

General and administrative expenses for the three months ended March 31, 2023 were comprised primarily of payroll and related costs of approximately $0.3 million, building and facility costs of approximately $0.3 million, share based compensation of approximately $0.8 million, depreciation of approximately $0.1 million, advertising and marketing costs of approximately $0.1 million, legal and professional costs of approximately $0.1 million, consulting costs of approximately $0.1 million, and other costs of approximately $0.2 million.

General and administrative expenses for the three months ended March 31, 2022 were comprised primarily of approximately $0.9 million in payroll and related costs, $0.3 million in legal and professional fees, $0.2 million in facilities costs, $0.2 million of depreciation expense, $0.1 million of IR and marketing costs, $0.1 million of insurance costs, $0.1 million of computer support and internet costs, and $0.1 million in consulting fees.

Other Income and Expenses

Interest expense was approximately $1.4 million for the three months ended March 31, 2023, compared to approximately $0.8 million for the three months ended March 31, 2022. The increase was due to an increase in principal balances and to increased interest rates due to default on the notes.

Interest expense – related parties was approximately $0.1 million for the three months ended March 31, 2023, compared to $0 in the prior period.

During the three months ended March 31, 2022, we recorded a gain on waiver fee shares of approximately $0.2 million.

During the three months ended March 31, 2022, we recorded a gain on settlement of accrued salary of approximately $15,000.

During the three months ended March 31, 2023. We recorded a gain on termination of operating lease in the amount of approximately $0.3.

During the three months ended March 31, 2022, we recorded a loss on settlement of accounts payable of approximately $78,000.

During the three months ended March 31, 2023, we recorded a loss on the revaluation of derivative liabilities of approximately $0.1 million compared to a gain in the amount of approximately $80,000 during the three months ended March 31, 2022.

The Company accrued Preferred Stock dividends of approximately $79,000 compared to approximately $80,000 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, we had a net loss available to common shareholders of approximately $5.7 million, or a net loss per share, basic and diluted of ($1.18) compared to a net loss available to common shareholders of approximately $3.8 million, or a net loss per share, basic and diluted of ($0.87), for the three months ended March 31, 2022.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations or raised capital to support our operations. We have financed a portion of our operations through the sale of equity securities and short-term borrowings. As of March 31, 2023, we had cash of approximately $300 compared to cash of approximately $36,000 as of December 31, 2022.

Net cash used in operating activities was approximately $35,000 for the three months ended March 31, 2023. This is the result of the halting of the Company’s clinic operations. Cash used in operations for the three months ended March 31, 2022, was approximately $1.9 million.

Net cash used in investing activities was $0 for the three months ended March 31, 2023 compared to $20,000 for the three months ended March 31, 2022.

Net cash provided by financing activities for the three months ended March 31, 2023, was $0, compared to $0.9 million for the three months ended March 31, 2022.

At March 31, 2023, we have the following cash based current liabilities: Accounts payable and accrued liabilities of $8.3 million; notes payable of $6.2 million; notes payable to related parties of $2.8 million; SBA Loan Payable of $0.5 million; lease liabilities of $0.5 million; accrued interest payable of $0.5 million; accrued interest payable to related parties of $0.4 million; and other current liabilities of $0.1 million.  We also have the following liabilities which are payable in stock: derivative liabilities of $0.6 million, preferred stock dividends of $0.4, and preferred stock dividends payable to related parties of $30,000.

We have undertaken the following action plan to improve our liquidity:  (i) We have raised approximately $94,000 from the sale of office equipment, supplies, and other assets; (ii) several institutional investors have invested in our Seres F Preferred Stock; (iii) we have restructured our SBA Loan; (iv) we are negotiating with vendors to convert our accounts payable into common stock or Series F Preferred stock, (iv) We are negotiating with lenders to convert our notes payable into Series F Preferred Stock, or revise the terms of the notes; (v) We are negotiating with landlords to resolve the amounts due under the leases by offering to convert these amounts to equity or promissory notes.  See below for details regarding the progress we have made in the implementation of this plan.

Initial funds raised via the above efforts will be used primarily to complete the Company’s SEC filings.

SBA Loan

On July 12, 2023, the Company entered into a payment plan arrangement with the U.S. Small Business Administration regarding PPP Loan. The terms of the payment plan call for monthly payments of approximately $2,595 for 180 months beginning July 1, 2023 resulting in total payments in the amount of $467,116.

Sale of Series F Preferred Stock Sold for Cash

On April 11, 2023, the Company entered into securities purchase agreements (each a “Purchase Agreement”) with investors providing for the sale and issuance of (i) Series F 12% PIK Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series F Shares”) and (ii) warrants to purchase shares of Common Stock (the “Warrants,” and together with the Series F Shares, the “Securities”). The Warrants have an initial exercise price of $2.50 per share and the final number of shares of Common Stock the warrant is exercisable for will equal the number of shares of Common Stock into which the Series F Shares convert divided by 2. The Series F can be converted, at the option of the Series F shareholder into shares of the Company’s common stock at a price equal to 65% of the Volume Weighted Average Price ("VWAP”) on the conversion date. No conversions can occur until the Company has successfully completed an uplist to NASDAQ.

From April 11 through June 30, 2023, we have raised a total of $900,000 through the sale of Series F Securities as follows:

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 863 Securities at a price of $1,000 per Security for cash in the amount of $375,000 plus incentives in the amount of $487,500.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 288 Securities at a price of $1,000 per Security for cash in the amount of $125,000 plus incentives in the amount of $162,500.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 345 Securities at a price of $1,000 per Security for cash in the amount of $150,000 plus incentives in the amount of $195,000.

On June 30, 2023, the Company entered into a Purchase Agreement for the sale of 250 Securities at a price of $1,000 per Security for cash in the amount of $250,000.

Also in connection with the Purchase Agreements, the Company entered into separate exchange agreements pursuant to which the investors in the Series F Preferred Stock exchanged certain securities, as defined in each individual Exchange Agreement, for a number Series F Shares (based on their liquidation preference of $1,000) equal to 120%, 165% or 230%, depending on whether the investor is investing additional funds into the bridge financing, of the “Principal Amount,” “Stated Value” and/or liquidation preference of the Exchange Securities (including any payoff bonus, accrued dividends or interest).

Series F Preferred Stock Issued for Conversion of notes payable and accrued interest

Through June 30, 2023, we have converted a total of $3,947,071 in debt and accrued interest to Series F Preferred Stock as follows:

On April 11, 2023, in transactions with nine investors, the Company issued an aggregate 8,023 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for debt and accrued interest in the amount of $3,947,071, default fees of $912,500, and payoff incentives of 3,158,722.

Series F Preferred Stock Issued for Conversion of Series C and Series D Preferred Stock

Through June 30, 2023, we have converted a total Series C and D Preferred Stock and accrued interest with a total stated value in the amount of $3,954,068 to Series F Preferred Stock as follows:

On April 11, 2023, in transactions with two investors, the Company issued an aggregate 2,051 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for Series C Preferred Stock and accrued dividends with a stated value of $1,271,109 and incentives in the aggregate amount of $779,056.

On April 11, 2023, in transactions with five investors, the Company issued an aggregate 3,884 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for Series D Preferred Stock and accrued dividends with a stated value of $2,683,159 and incentives in the aggregate amount of $1,200,365.

Series F Preferred Stock Issued for Conversion of Accounts Payable

Through June 30, 2023, we have converted a total of $146,204 of accounts payable to Series F Preferred Stock as follows:

On June 29, 2023, the Company issued an aggregate 147 shares of Series F Preferred Stock to two creditors in satisfaction of accounts payable in the aggregate amount of $146,214.

Common Stock issued for conversion of Accounts payable

Through June 30, 2023, we have converted a total of $105,089 of accounts payable to common stock as follows:

On June 29, 2023, the Company issued 131,362 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of $105,089.

We expect to continue to convert existing liabilities to our Series F Preferred Stock or to common stock and to raise additional funds via the sale of our Series F Preferred Stock, though there can be no assurance that we will be successful in doing so.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

●

Estimates and assumptions used in the valuation of derivative liabilities: Management utilizes a lattice model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluations, the Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures and concluded that we did not have effective disclosure controls and procedures.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our first quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. The Company was not named in the suit. The Company expects to resolve it for nominal consideration. No change has been noted related to this lawsuit.

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
●

Possession of two Denver, Colorado clinic leases, known as Quincy and Radiant, has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties.

●

The Eagan clinic, aka Vikings clinic, gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement with the lien holder. The Landlord terminated the lease as of March 3, 2023. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations. The Landlord filed suit against the Company on July 21, 2023 for unpaid rent, expenses related unpaid lease obligations and the settled construction lien.

●	The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remain in negotiations, as does the handling of the mechanics liens placed on the properties.
●	The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remain in negotiations, as does the handling of the mechanics liens placed on the properties.
●

The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remain in negotiations as does the handling of the mechanics liens placed on the properties. On August 22, 2023 the landlord filed a lawsuit related to alleged unmet lease obligations and related to a construction lien on the property by the general contractor related to alleged non-payment of construction expenses.

●

The Northeast Minneapolis clinic, aka Nordhaus clinic, possession was relinquished in May 2023. There is no lien on the property. The handling of lease obligations remains in negotiations with the landlord.

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on July 14, 2023. There have been no material changes to the risk factors described in that report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were issued pursuant to an exemption contained in section 4(a)(2) of the Securities Act of 1933.

Common Stock

On January 23, 2023, the Company issued 150,000 shares of common stock at the market price of $3.19 per share to a service provider.

On February 21, 2023, the Company issued 150,000 shares of common stock at the market price of $2.27 per share to a service provider.

During the three months ended March 31, 2023, GS Capital converted principal and accrued interest in a convertible note payable into shares of common stock as follows: On February 14, 2023, 9,846 shares were issued at a price of $1.74 per share; on February 28, 2023, 13,555 shares were issued at a price of $1.50 per share; on March 9, 2023, 15,265 shares were issued at a price of $1.50 per share; and on March 28, 2023, 18,472 shares were issued at a price of $1.25 per share.

On March 31, 2023, the Company issued a total of 8,063 shares of common stock for accrued dividends on its Series X Preferred Stock.

Of this amount, a total of 1,066 shares were issued to officers and directors, 4,160 were issued to a related party shareholder, and 2,837 were issued to non-related parties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10Q

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

3.12	Certificate of Designations, Preferences and Rights of Series E Convertible Perpetual Preferred Stock of Mitesco	8-K	3.1	11/14/2022

3.13	Certificate of Designations, Preferences and Rights of Series F 12% PIK Convertible Perpetual Preferred Stock of Mitesco, Inc.	8-K	3.1	04/18/2023

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

X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL INSTANCE DOCUMENT				X

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: October 4, 2023	By:	/s/ Tom Brodmerkel
Tom Brodmerkel Chief Financial Officer and Principal Financial Officer