Form 10-Q
period 2023-06-30
Mitesco, Inc.
filed 2023-12-13
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-53601

MITESCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0496850
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of December 4, 2023, the registrant had outstanding 5,567,957 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
ASSETS	2023	2022

Current assets
Cash and cash equivalents	$255,891	$35,623
Accounts Receivable	-	30,943
Prepaid expenses	59,830	113,722
Total current assets	315,721	180,288

Right to use operating leases, net	-	544,063
Fixed assets, net of accumulated depreciation of $1.1 million and $.06 million	-	1,877,629

Total Assets	$315,721	$2,601,980

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,295,208	$7,353,215
Accrued interest	569,149	362,094
Accrued interest - related parties	228,622	198,753
Derivative liabilities	138,212	568,912
Lease liability - operating leases, current	544,143	442,866
Notes payable, net of discounts of $0 and $0.4 million	1,598,765	5,112,701
Notes payable - related parties, net of discounts of $0 and $22,670	2,799,632	2,776,962
SBA Loan Payable	460,406	460,406
Other current liabilities	96,136	96,136
Preferred stock dividends payable	490,439	395,407
Preferred stock dividends payable - related parties	30,052	35,019
Total current liabilities	15,250,764	17,802,471

Lease Liability- operating leases, non-current	3,522,684	3,936,858

Total Liabilities	18,773,448	21,739,329

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F, and 27,324 shares designated Series X.	-	-
Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Preferred stock, Series C, $0.01 par value, 0 and 1,047,619 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	10,476
Preferred stock, Series D, $0.01 par value, 750,000 and 3,100,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	7,500	31,000
Preferred stock, Series F, $0.01 par value, 16,353 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	163	-
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at June 30, 2023 and December 31, 2022	242	242
Common stock subscribed	-	36,575
Common stock, $0.01 par value, 500,000,000 shares authorized, 5,138,575 and 4,630,372 shares issued and outstanding as of June 30, 2023 and December 31, respectively	51,388	46,305
Additional paid-in capital	43,355,536	29,452,514
Accumulated deficit	(61,872,556)	(48,714,461)
Total stockholders' deficit	(18,457,727)	(19,137,349)

Total liabilities and stockholders' equity (deficit)	$315,721	$2,601,980

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue-services	$-	$180,375	$-	$272,836
Revenue-products	-	(11,290)	-	16,625
Total revenue	-	169,085	-	289,461

Cost of goods sold-services	$5,601	$605,706	$8,020	$1,183,262
Cost of goods sold-products	-	481	-	11,248
Total cost of goods sold	5,601	606,187	8,020	1,194,510

Gross (loss)	(5,601)	(437,102)	(8,020)	(905,049)

Operating expenses:
General and administrative	$774,681	$2,340,929	$2,786,085	$4,904,758
Impairment of fixed assets	71,569	-	2,343,462	-

Total operating expenses	846,250	2,340,929	5,129,547	4,904,758

Net Operating Loss	(851,851)	(2,778,031)	(5,137,567)	(5,809,807)

Other income (expense):
Interest expense	(110,819)	(862,211)	(1,486,885)	(1,690,536)
Interest expense - related parties	(113,674)	-	(242,836)	-
Equity investment incentives	(6,429,107)	-	(6,429,107)	-
Financing cost	(18,617)	-	(18,617)	-
Gain on termination of operating lease	-	-	287,897	-
Gain on forgiveness of debt	25,000	-	25,000	-
Gain on sale of assets	20,097	-	20,097	-
Gain on issuance of shares to service provider	33,092	-	33,092	-
Loss on settlement of true-up obligation	(119,370)	-	(119,370)	-
(Loss) Gain on waiver and commitment fee shares	-	(11,619)	-	186,654
Loss on legal settlement	(18,759)	-	(18,759)	-
Gain on settlement of accrued salary	-	-	-	15,032
Loss on settlement of accounts payable	-	-	-	(78,235)
(Loss) Gain on revaluation of derivative liabilities	39,738	(153,424)	(71,040)	(73,587)
Total other expense	(6,692,419)	(1,027,254)	(8,020,528)	(1,640,672)

Loss before provision for income taxes	(7,544,270)	(3,805,285)	(13,158,095)	(7,450,479)

Provision for income taxes	-	-	-	-

Net loss	$(7,544,270)	$(3,805,285)	$(13,158,095)	$(7,450,479)

Preferred stock dividends	(409,420)	(18,070)	(471,243)	(36,051)
Preferred stock dividends - related parties	(59,125)	(62,322)	(77,121)	(124,033)

Net loss available to common shareholders	$(8,012,815)	$(3,885,677)	$(13,706,459)	$(7,610,563)

Net loss per share - basic and diluted	$(1.55)	$(0.88)	$(2.76)	$(1.75)

Weighted average shares outstanding - basic and diluted	5,157,610	4,430,461	4,963,755	4,352,695

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	-		24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	$(25,478,332)	$1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	1,512	-	-	1,512
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	167,015	-	-	167,015
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	63,593	636	577,599	-	-	578,235
Commitment fee shares	-	-	-	-	-	-	-	-	-	-	34,400	344	242,962	-	-	243,306
Waiver fee shares	-	-	-	-	-	-	-	-	-	-	30,835	308	275,410	91,440	-	367,158
Warrants issued with note payable	-	-	-	-	-	-	-	-	-	-			5,127	-	-	5,127
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	-	-	(8,000)	(80)	80	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	-	-	7,648	76	95,512	(95,588)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(79,692)	-	-	(79,692)
Loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,645,194)	(3,645,194)
Balance, March 31, 2022	-	-	940,644	$9,406	3,100,000	$31,000	-	$-	24,227	$242	4,395,145	$43,951	$27,671,253	$128,015	$(29,123,526)	$(1,239,659)

Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	1,474	-	-	1,474
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	135,295	-	-	135,295
Shares issued for services	-	-	-	-	-	-	-	-	-	-	15,000	150	102,975	-	-	103,125
Issuance of waiver fee shares	-	-	-	-	-	-	-	-	-	-	14,400	144	91,296	(91,440)	-	-
Issuance of commitment fee shares	-	-	-	-	-	-	-	-	-	-	71,555	716	884,636	-	-	885,352
Warrants issued with notes payable - Insiders	-	-	-	-	-	-	-	-	-	-	-	-	63,005	-	-	63,005
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	-	-	8,103	82	86,971	-	-	87,053
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(80,392)	-	-	(80,392)
Loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-		-	(3,805,285)	(3,805,285)
Balance, June 30, 2022	-	-	940,644	$9,406	3,100,000	$31,000	-	$-	24,227	$242	4,504,203	$45,043	$28,956,513	$36,575	$(32,928,811)	$(3,850,032)

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000	-		24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	(25,478,332)	1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	2,986	-	-	2,986
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	302,310	-	-	302,310
Shares issued for services	-	-	-	-	-	-	-	-	-	-	15,000	150	102,975	-	-	103,125
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	63,593	636	577,599	-	-	578,235
Issuance of commitment fee shares	-	-	-	-	-	-	-	-	-	-	105,955	1,060	1,127,598	-	-	1,128,658
Issuance of waiver fee shares	-	-	-	-	-	-	-	-	-	-	45,235	452	366,706	-	-	367,158
Warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	-	-	68,132	-	-	68,132
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	-	-	(8,000)	(80)	80	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	-	-	7,648	76	95,512	(95,588)	-	-
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	-	-	8,103	82	86,971	-	-	87,053
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(160,084)	-	-	(160,084)
Loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,450,479)	(7,450,479)
Balance, June 30, 2022	-	-	940,644	$9,406	3,100,000	$31,000	-	$-	24,227	$242	4,504,203	$45,043	$28,956,513	$36,575	$(32,928,811)	$(3,850,032)

Balance, December 31, 2022	-	$-	1,047,619	$10,476	3,100,000	$31,000	-	-	24,227	$242	4,630,372	$46,305	$29,452,514	$36,575	$(48,714,461)	$(19,137,349)
Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Issuance of common stock to service providers	-	-	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(79,818)	-	-	(79,818)
Shares issued for dividends on Series X Preferred Stock	-	-	-	-	-	-	-	-	-	-	8,063	81	35,248	-	-	35,329
Loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,613,825)	(5,613,825)
Balance, March 31, 2023	-	$-	1,047,619	$10,476	3,100,000	$31,000	-	$-	24,227	$242	4,995,573	$49,957	30,385,762	$36,575	$(54,328,286)	$(23,814,274)
											-
Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Shares issued for legal settlement	-	-	-	-	-	-	-	-	-	-	22,174	222	18,537	-	-	18,759
Shares issued previously subscribed	-	-	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Vesting of stock options issued to employees			-	-	-	-	-	-	-	-	-	-	933	-	-	933
Series A dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(468,545)	-	-	(468,545)
Shares issued for dividends on Series X Preferred Stock	-	-	-	-	-	-	-	-	-	-	20,212	202	25,033	-	-	25,235
Shares issued for conversion of accounts payable	-	-	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Shares sold for cash	-	-	-	-	-	-	1,746	17	-	-	-	-	1,655,483	-	-	1,655,500
Conversion of Series C Preferred Stock to Series F Preferred Stock	-	-	(1,047,619)	(10,476)	-	-	2,289	22	-	-	-	-	1,198,450	-	-	1,187,996
Conversion of Series D Preferred Stock to Series F Preferred Stock	-	-	-	-	(2,350,000)	(23,500)	4,055	41	-	-	-	-	1,610,965	-	-	1,587,506
Conversion of Debt to Series F Preferred Stock	-	-	-	-	-	-	8,116	81	-	-	-	-	8,612,993	-	-	8,613,074
Loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,544,270)	(7,544,270)
Balance, June 30, 2023	-	$-	-	$-	750,000	$7,500	16,353	$163	24,227	$242	5,138,575	$51,388	$43,355,536	$-	$(61,872,556)	$(18,457,727)

Balance, December 31, 2022	-	$-	1,047,619	$10,476	3,100,000	$31,000	-	-	24,227	$242	4,630,372	$46,305	$29,452,514	$36,575	(48,714,461)	(19,137,349)
Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Shares issued for legal settlement	-	-	-	-	-	-	-	-	-	-	22,174	222	18,537	-	-	18,759
Shares issued previously subscribed	-	-	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Shares issued to service providers	-	-	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	1,866	-	-	1,866
Series A dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(548,363)	-	-	(548,363)
Shares issued for dividends on Series X Preferred Stock	-	-	-	-	-	-	-	-	-	-	28,275	283	60,281	-	-	60,564
Shares issued for conversion of accounts payable	-	-	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Shares sold for cash	-	-	-	-	-	-	1,746	17	-	-	-	-	1,655,483	-	-	1,655,500
Conversion of Series C Preferred Stock to Series F Preferred Stock	-	-	(1,047,619)	(10,476)	-	-	2,289	22	-	-	-	-	1,198,450	-	-	1,187,996
Conversion of Series D Preferred Stock to Series F Preferred Stock	-	-	-	-	(2,350,000)	(23,500)	4,055	41	-	-	-	-	1,610,965	-	-	1,587,506
Conversion of Debt to Series F Preferred Stock	-	-	-	-	-	-	8,116	81	-	-	-	-	8,612,993	-	-	8,613,074
Loss for the six months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,158,095)	(13,158,095)
Balance, June 30, 2023	-	$-	-	$-	750,000	$7,500	16,353	$163	24,227	$242	5,138,575	$51,388	$43,355,536	$-	$(61,872,556)	$(18,457,727)

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(13,158,095)	$(7,450,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	2,343,462	-
Depreciation	78,230	417,340
Penalties on notes payable	1,027,778	-
Amortization of right-to-use asset	-	292,292
Amortization of discount on notes payable	32,011	1,017,861
Amortization of discount on notes payable - related parties	22,670	-
Share-based compensation	898,866	305,296
Shares issued as compensation for fundraising	36,900	-
Shares issued for true-up liability	119,370	-
Conversion fees on notes payable	75,000	-
Equity investment incentive on notes payable	3,195,374	-
Incentive on conversion of Series C to Series F Preferred Stock	1,016,887	-
Incentive on conversion of Series D to Series F Preferred Stock	1,371,846	-
Investment incentive on cash sales of Series F Preferred Stock	845,000	-
Commissions on sales of Series F Preferred Stock	72,000	-
Gain on forgiveness of note payable	(25,000)	-
Financing cost - waiver fee shares	-	565,431
Gain on waiver fee shares	-	(198,273)
Loss on commitment shares	-	11,619
Gain on conversion of accrued salary	-	(15,032)
Gain on lease terminations	(287,897)	-
Loss on revaluation of derivative liabilities	71,040	73,587
Gain on shares issued to service provider	(33,092)	-
Gain on sale of equipment	(8,876)	-
Loss on legal settlement	18,759	-
Loss on settlement of accounts payable	-	78,235

Changes in assets and liabilities:
Accounts receivables	30,943	(69,751)
Prepaid expenses	53,892	50,348
Inventory	-	(8,106)
Accounts payable and accrued liabilities	1,202,357	934,220
Operating lease liability, net	-	(30,093)
Other current liabilities	-	(73,286)
Accrued interest	452,474	71,873
Accrued interest - related parties	29,869	-
Net cash used in operating activities	(518,232)	(4,026,918)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets and construction in progress	-	(190,200)
Net cash used in investing activities	-	(190,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series F Preferred Stock, net of costs	738,500	-
Proceeds from notes payable - related parties, net of discounts	-	1,511,250
Proceeds from notes payable, net of discounts	-	1,812,500
Principal payments on notes payable related parties	-	(235,294)
Net cash provided by financing activities	738,500	3,088,456
Net increase (decrease) in cash and cash equivalents	220,268	(1,128,662)

Cash and cash equivalents at beginning of period	35,623	1,164,483
Cash and cash equivalents at end of period	$255,891	$35,821

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six
	Months Ended
	June 30,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for common stock subscribed	$82,885	$-
Preferred stock dividend	$548,363	$160,084
Conversion of accounts payable to Series F Preferred Stock	$146,214	$-
Conversion of Series C Preferred stock to Series F Preferred Stock	$181,563	$-
Conversion of Series D Preferred stock to Series F Preferred Stock	$239,118	$-
Conversion of notes payable and accrued interest to Series F Preferred Stock	$8,111,253	$-
Conversion of accounts payable to common stock	$-	$500,000
Capital expenditures included in accounts payable	$110,511	$4,289,816

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 AND 2022

(Unaudited)

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

Pursuant to the Amendment, at the effective time of the Amendment, every fifty (50) shares of our issued and outstanding common stock was automatically combined into one (1) issued and outstanding share of common stock. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share thereof. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment were reduced proportionately. All share and per share amounts of common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

Note 2: Financial Condition, Going Concern and Management Plans

As of June 30, 2023, the Company had cash and cash equivalents of $0.3 million, current liabilities of $15.3 million, and has incurred significant losses from the previous clinic operations, now discontinued. Our strategy is to utilize a mix of nurse practitioners and telemedicine technology in clinics to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As previously noted, we made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022 and releasing a significant portion of our staff. As we redevelop our new strategy for lower cost operations, we expect to focus on acquisitions of existing healthcare technology and services businesses. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC, and The Good Clinic, LLC. In addition, we anticipate that we will rely on the operating activities of certain legal entities in which we will not maintain a controlling ownership interest but over which we will have indirect influence and of which we will be considered the primary beneficiary. We expect that these entities will typically be subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

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

The following table sets forth the computation of loss per share for the three and six months ended June 30, 2023, and 2022, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss applicable to common shareholders	$(8,012,815)	$(3,885,677)	$(13,706,459)	$(7,610,563)

Denominator:
Weighted average common shares outstanding	5,157,610	4,430,461	4,963,755	4,352,695

Net loss per share:
Basic and diluted	$(1.55)	$(0.88)	$(2.76)	$(1.75)

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2023, and 2022, the following shares were issuable and excluded from the calculation of diluted loss:

	For the Six Months Ended
	June 30,
	2023	2022
Common stock options	209,381	327,099
Common stock purchase warrants	673,208	665,813
Convertible Preferred Stock	63,000	87,252
Accrued interest on Preferred Stock	11,057	9,601
Potentially dilutive securities	956,646	1,089,765

Note 5: Related Party Transactions

For the six months ended June 30, 2023:

During the six months ended June 30, 2023, the Company accrued dividends on its Series X Preferred Stock in the total amount of $30,283. Of this amount, a total of $3,937 was payable to officers and directors, $15,747 was payable to a related party shareholder, and $10,599 was payable to non-related parties.

During the six months ended June 30, 2023, the Company issued a total of 28,275 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 3,739 shares were issued to officers and directors, 14,586 were issued to a related party shareholder, and 9,950 were issued to non-related parties.

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

The Company issued a 10% Promissory Note due August 14, 2022, dated February 14, 2022 (the “Diamond Note 1”), to Lawrence Diamond (the “Lender”). Mr. Diamond is the Chief Executive Officer of the Company and a member of its Board of Directors. The principal amount of the Note is $175,000, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) six (6) months from the date of execution, or (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Note payable to the Company for the Note was $148,750 and was funded on February 14, 2022. The amount payable at maturity will be $175,000 plus 10% of that amount plus accrued and unpaid interest. Following an event of default, as defined in the Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender believes contains a term that is more favorable than those in the Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition to the Note and Lender will be issued 7,350 5-year warrants that may be exercised at $25.00 per share and 7.350 5-year warrants that may be exercised at $37.50 per share. These warrants have all of the same terms as those previously issued in conjunction with the Company’s Series C Preferred shares and its Series D Preferred shares. The warrants have an aggregate commitment date fair value of $2,914. At June 30, 2022, the principal balance of this note was $175,000; $20,877 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $5,373.

The Company issued a 10% Promissory Note due June 18, 2022 (the “Diamond Note 2”), dated March 18, 2022, to Lawrence Diamond (the “Lender”), which was subsequently amended. Lawrence Diamond is the Chief Executive Officer of the Company. The principal amount of the Diamond Note is $235,294, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) April 4, 2022, (ii) the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE, or (iii) the date of receipt of the Company of the next round of debt or equity financing in an amount of at least $1,000,000. The purchase price of the Diamond Note payable to the Company for the Diamond Note was $200,000 and was funded on March 18, 2022. The amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note contains a “most favored nations” clause that provides that, so long as the Note is outstanding, if the Company issues any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note, the Company shall notify the Lender of such term, and such term, at the option of the Lender, shall become a part of the Note. In addition, the Lender will be issued 4,000 5-year warrants that may be exercised on substantially the same terms as the Series A warrant issued in connection with the Company’s Series D Convertible Preferred Stock. The warrants have an aggregate commitment date fair value of $2,213. All amounts due for The Diamond Note, with the exception of $23,529, was paid on April 8, 2022. $23,529 remained outstanding as of June 30, 2022.

On March 22, 2022, the Company issued 3,364 shares of common stock with a contract price of $12.50 per share or $42,055 and a grant date market value of $6.35 per share or $21,364 were issued to Larry Diamond, its Chief Executive Officer, as compensation for the waiver of certain covenants as set forth and defined in Diamond Note 1.

On April 27, 2022, the Company issued 1,929 shares of common stock with a contract price of $12.50 per share or $24,118 and a grant date market value of $8.00 or $15,434 to Larry Diamond, its Chief Executive Officer, as commitment shares as set forth and defined in Diamond Note 2. The Company also issued five-year warrants to purchase 1,859 shares of common stock at a price of $25.00 to Mr. Diamond pursuant to a promissory note.

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

The Company issued a 10% Promissory Note due as described below (the “Diamond Note 4”), dated May 18, 2022, to Lawrence Diamond. The principal amount of the Diamond Note 4 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and had an initial maturity date that was the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. On August 3, 2022, the maturity date was amended to (i) September 10, 2022 or (ii) five days after the date on which we successfully list our shares of common stock on any of the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market. The purchase price of the Diamond Note 4 payable to us for the Diamond Note 4was $40,000 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4 contains a “most favored nations” clause that provides that, so long as the Diamond Note 4is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Diamond Note 4, we shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Note. In addition, Mr. Diamond will be issued (1) 386 five-year warrants (the “May 18 Diamond Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 386 shares of Common Stock as commitment shares. At June 30, 2022, the principal balance of this note was $47,059; $1,862 of the original issue discount was amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 was $5,197.

On May 23, 2022, the Company issued a 10% Promissory Note due as described below (the “Finnegan Note 1”) to Jessica Finnegan. The principal amount of the Finnegan Note 1 is $47,059, carries a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) four business days after the date on which we successfully lists its shares of common stock on Nasdaq or NYSE, or (ii) two business days after the date of receipt of the Company of the next round of debt or equity financing in a net amount of at least $600,000. The purchase price of the Finnegan Note 1 was $40,000 resulting in an original issue discount of $7,059 and was funded on May 18, 2022. The amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest, resulting in a premium and related discount in the amount of $4,706. Following an event of default, as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 1 is outstanding, if we issue any new security, which the Lender reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, we shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Note. In addition, Ms. Finnegan will be issued (1) 386 five-year warrants with a fair value of $2,000 (the “May 18 Finnegan Warrants”) that may be exercised on substantially the same terms as the Series A warrant issued in connection with our Series D Convertible Preferred Stock and (2) 386 shares of Common Stock with a value of $3,240 as commitment shares; these amounts were charged to discount on the note, resulting in a total discount on this note in the amount of $17,005. At June 30, 2022, the principal balance of this note was $47,059; $3,843 of the discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining discounts at June 30, 2022 were $13,162.

The Company issued five 10% Promissory Notes due as described below (collectively, the “May 26 Notes”), dated May 26, 2022, to Larry Diamond, Jenny Lindstrom, and other related parties (the “May 26 Lenders”), in respect of which we received proceeds of $175,000. Jenny Lindstrom was the Chief Legal Officer of the Company.

The May 26 Notes carry a 10% interest rate per annum, payable in monthly installments, and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) the date on which we successfully lists our shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $205,883 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the May 26 Notes, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The May 26 Notes contain a “most favored nations” clause that provides that, so long as the May 26 Notes are outstanding, if we issue any new security, which the May 26 Lenders reasonably believe contains a term that is more favorable than those in the May 26 Notes, we shall notify the May 26 Lenders of such term, and such term, at the option of the May 26 Lenders, shall become a part of the May 26 Notes. In addition, the May 26 Lenders will be issued in the aggregate (1) 1,688 five-year warrants (the “May 26 Warrants”) and (2) 1,688 shares of Common Stock as commitment shares. The May 26 Warrants have an initial exercise price of $25.00 per share. The May 26 Warrants are not exercisable for six months following their issuance. The May 26 Lenders may exercise the May 26 Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the May 26 Warrants are not then registered pursuant to an effective registration statement. At June 30, 2022, the principal balance of these notes were $205,883; $6,631 of the original issue discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discounts at June 30, 2022 were $24,252.

The Company issued a 10% Promissory Note due as described below (the “Howe Note”), dated June 9, 2022, to Michael C. Howe Living Trust and in respect of which we received proceeds of $255,000. Michael C. Howe is the Chief Executive Officer of the Good Clinic LLC, one of the Company’s subsidiaries.

The Howe Note carries a 10% interest rate per annum, payable in monthly installments. The Howe Note has a maturity date that is the earlier of (i) September 10, 2022, or (ii) the date on which we successfully list our shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. In addition, the Company issued (1) 2,460 five-year warrants with a fair value of $21,500 and (2) 2,460 shares of Common Stock with a market value of $44,000 as commitment shares. The Warrants have an initial exercise price of $25.00 per share and are not exercisable for six months following their issuance. At June 30, 2022, the principal balance of this note was $300,000; $5,798 of the original issue discounts were amortized to interest expense during the six months ended June 30, 2022, and the remaining original issue discount at June 30, 2022 were $39,202.

On June 13, 2022, the Company issued 4,000 ten-year options with an exercise price of $12.50 and a fair value of $23,316 to Tom Brodmerkel, its then Chairman, to the position of Chief Financial Officer.

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Trade accounts payable	$7,373,434	$6,761,793
Accrued payroll and payroll taxes	921,774	590,915
Other	-	507
Total accounts payable and accrued liabilities	$8,295,208	$7,353,215

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

During the year ended December 31, 2022, the Company recognized an impairment of Right-to-Use (RTU) assets in the amount of $3.2 million in connection with the closing of its clinics during the period. During the six months ended June 30, 2023, the Company recognized an additional impairment in the amount of $0.5 million in connection with its remaining leased properties.  This amount is included in Impairment of Fixed Assets on the Company’s statement of operations for the three and six months ended June 30, 2023.

As of June 30, 2023, the Company had total operating lease liabilities of approximately $4.1 million and right-of-use assets of $0, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:

	June 30, 2023	December 31, 2022
Right to use assets, net	$-	$544,063

Operating lease liabilities are summarized below:

	June 30, 2023	December 31, 2022
Lease liability	$4,066,827	$4,379,724
Less: current portion	(544,143)	(442,866)
Lease liability, non-current	$3,522,684	$3,936,858

Maturity analysis under these lease agreements are as follows:

For the twelve months ended June 30, 2024	$1,290,393
For the twelve months ended June 30, 2025	830,040
For the twelve months ended June 30, 2026	847,998
For the twelve months ended June 30, 2027	866,899
For the twelve months ended June 30, 2028	884,275
Thereafter	1,364,396
Total	$6,084,001
Less: Present value discount	(2,017,174)
Lease liability	$4,066,827

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

During the three and six months ended June 30, 2023, the Company accrued interest in the amount of $1,135 and $2,270, respectively, on the PPP Loan; at June 30, 2023, the balance due on this loan was principal in the amount of $460,400 and accrued interest in the amount of $13,559. This loan was in default at June 30, 2023. See note 15.

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

During the six months ended June 30, 2023, a default penalty in the amount of $375,000 and an additional fee in the amount of $15,000 were added to the principal amount of the AJB note. During the three and six months ended June 30, 2023, interest in the amounts of $6,270 and $62,897, respectively, was accrued on the AJB Note.

On April 11, 2023, an equity investment incentive in the amount of $800,800 representing 65% of the total amount due under the AJB Note, along with original principal of $750,000, the default penalty of $375,000, the fee of $15,000, and accrued interest of $92,000 (a total of $2,032,800) was converted to 2,033 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $800,800, there was no additional gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the AJB Note.

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

During the six months ended June 30, 2023, a default penalty in the amount of $281,250 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson Investments Note. During the three and six months ended June 30, 2023, interest in the amounts of $4,724 and $27,157, respectively, was accrued on the Anson Investments Note.

On April 11, 2023, an equity investment incentive in the amount of $602,815 representing 65% of the total amount due under the Anson Investments Note, along with original principal of $562,500, the default penalty of $281,250, the fee of $15,000, and accrued interest of $68,657 (a total of $1,530,222) was converted to 1,531 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $602,815, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Anson Investments Note.

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

During the six months ended June 30, 2023, a default penalty in the amount of $93,750 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson East Note. During the three and six months ended June 30, 2023, the amounts of $9,552 and $23,385, respectively, was accrued on the Anson East Note.

On April 11, 2023, an equity investment incentive in the amount of $207,763 representing 65% of the total amount due under the Anson East Note, along with original principal of $187,500, the default penalty of $93,750, the fee of $15,000, and accrued interest of $23,385 (a total of $527,398) was converted to 528 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $207,763, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Anson East Note.

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

During the six months ended June 30, 2023, GS Capital converted an aggregate amount of $72,777 of principal and $8,679 of accrued interest in the GS Capital Note into an aggregate of 57,140 shares of the Company’s common stock at an average price of $1.46 per share. These conversions were made pursuant to the terms of the GS Capital Note, and no gain or loss was recorded on these transactions. During the six months ended June 30, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the GS Capital Note. During the three and six months ended June 30, 2023, interest in the amount of $2,374 and $13,965, respectively, was accrued on the GS Capital Note.

On April 11, 2023, an equity investment incentive in the amount of $249,439 representing 65% of the total amount due under the GS Capital Note, along with original principal of $205,000, the default penalty of $138,889, the fee of $15,000, and accrued interest of $24,864 (a total of $633,192) was converted to 634 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $249,439, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the GS Capital Note.

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

During the six months ended June 30, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. During the three and six months ended June 30, 2023, interest in the amounts of $19,641 and $31,645 was accrued on the Kishon Note. At June 30, 2023, principal and interest in the amount of $431,666 and $49,467, respectively, were due on the Kishon Note. This note was in default at December 31, 2022 and June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,142 and $4,260, respectively, was accrued on the Finnegan Note 1; principal and accrued interest in the amount of $51,765 and $7,590, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,676 and $5,323, respectively, was accrued on the M Diamond Note; principal and accrued interest in the amount of $64,705 and $9,307, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,339 and $2,663, respectively, was accrued on the Finnegan Note 2; principal and accrued interest in the amount of $32,353 and $4,564, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $3,235 and $29,706, respectively, was accrued on the Dragon Note.

On April 11, 2023, an equity investment incentive in the amount of $463,539 representing 65% of the total amount due under the Dragon Note, along with original principal of $647,059 and accrued interest of $66,078 (a total of $1,176,676) was converted to 1,177 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $463,539, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Dragon Note.

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

During the three and six months ended June 30, 2023, interest in the amount of $13,382 and $26,617, respectively was accrued on the Mackay Note; principal and accrued interest in the amount of $323,530 and $50,425 respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,070 and $2,087, respectively, was accrued on the Schrier Note; principal and accrued interest in the amount of $25,882 and $3,244, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,676 and $5,323 was accrued on the Nommsen Note; principal and accrued interest in the amount of $64,705 and $8,310, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,677 and $5,049, respectively, was accrued on the Caplan Note; principal and accrued interest in the amount of $64,705 and $7,614, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,338 and $2,440, respectively, was accrued on the Finnegan Note 3; principal and accrued interest in the amount of $32,353 and $3,663, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $5,460 and $9,953, respectively, was accrued on the Enright Note; principal and accrued interest in the amount of $132,000 and $14,920, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $3,230 and $6,425, respectively, was accrued on the Mitchell Note; principal and accrued interest in the amount of $78,100 and $9,281, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,730 and $5,430, respectively, was accrued on the Lightmas Note; principal and accrued interest in the amount of $66,000 and $7,843, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,365 and $2,715 was accrued on the Lewis Note; principal and accrued interest in the amount of $33,000 and $3,922, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,365 and $2,715, respectively, was accrued on the Goff Note; principal and accrued interest in the amount of $30,000 and $3,922, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $4,550 and $9,050, respectively, was accrued on the Hagan Note; principal and accrued interest in the amount of $110,000 and $12,656, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,100 and $10,100, respectively, was accrued on the Darling Note. On April 11, 2023, an equity investment incentive in the amount of $153,927 representing 65% of the total amount due under the Darling Note, along with original principal of $220,000 and accrued interest of $16,811 (a total of $390,738) was converted to 391 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $153,927, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Darling Note.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,275 and $4,525 was accrued on the Leath Note; principal and accrued interest in the amount of $55,000 and $6,189, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

Concurrent with the Cavalry Note, the Company entered into an exchange agreement (the “Cavalry Exchange Agreement”). Pursuant to the Cavalry Exchange Agreement, Cavalry shall exchange (a) 1,000,000 shares of the Company’s Series C Convertible Preferred Stock (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock and (c) amounts owing under the Cavalry Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Cavalry Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Cavalry Exchange Agreement during the year ended December 31, 2022. See notes 12 and 16.

During the three and six months ended June 30, 2023, interest in the amount of $2,750 and $25,415 was accrued on the Cavalry Note. On April 11, 2023, an equity investment incentive in the amount of $349,266 representing 65% of the total amount due under the Cavalry Note, along with original principal of $500,000 and accrued interest of $37,333 (a total of $886,599) was converted to 887 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $349,266, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Cavalry Note.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,650 and $15,247, respectively, was accrued on the Mercer Note 1. On April 11, 2023, an equity investment incentive in the amount of $209,452 representing 65% of the total amount due under the Mercer Note 1, along with original principal of $300,000 and accrued interest of $22,233 (a total of $531,685) was converted to 531 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $209,452, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Mercer Note 1.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,650 and $15,247, respectively, was accrued on the Pinz Note. On April 11, 2023, an equity investment incentive in the amount of $20,929 representing 65% of the total amount due under the Pinz Note, along with original principal of $30,000 and accrued interest of $2,198 (a total of $53,127) was converted to 54 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $20,929, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Pinz Note.

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

During the three and six months ended June 30, 2023, interest in the amount of $550 and $5,076, respectively, was accrued on the Mercer Note 2. On April 11, 2023, an equity investment incentive in the amount of $69,510 representing 65% of the total amount due under the Mercer Note 2, along with original principal of $100,000 and accrued interest of $6,939 (a total of $176,449) was converted to 177 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $69,510, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Mercer Note 2.

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

During the three and six months ended June 30, 2023, interest in the amount of $382 and $3,521, respectively, was accrued on the Mercer Note 3. Also during the three and six months ended June 30, 2023, discounts in the amount of $12,500 and $20,972, respectively, were amortized to interest expense. On April 11, 2023, an equity investment incentive in the amount of $67,934 representing 65% of the total amount due under the Mercer Note 3, along with original principal of $100,000 and accrued interest of $4,514 (a total of $172,448) was converted to 173 shares of the Company’s Series F Preferred Stock. The premium on the Mercer Note 3 in the amount of $25,000 was forgiven by Mercer, and the Company recognized a gain on forgiveness of debt in the amount of $25,000. Other than the equity investment incentive of $67,934, there was no other gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At June 30, 2023, there were no amounts due under the Mercer Note 3.

These amounts are reflected in the table below:

	June 30, 2023	December 31, 2022
Notes Payable	$1,598,765	$5,144,742
Less: Discount	-	(32,040)
Notes payable - net of discount	$1,598,765	$5,112,702

Current Portion, net of discount	$1,598,765	$5,112,702
Long-term portion, net of discount	$-	$-

Interest expense on notes payable was $93,881 and $50,321 for the three months ended June 30, 2023 and 2022, respectively; interest expense on notes payable was $343,612 and $86,438 for the six months ended June 30, 2023 and 2022, respectively. Accrued interest on notes payable was $203,007 and $362,094 at June 30, 2023 and December 31, 2022, respectively.

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

During the three and six months ended June 30, 2023, interest in the amount of $45,500 and $92,261, respectively, was accrued on the Howe Note 1; principal and accrued interest in the amount of $1,100,000 and $199,056, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $7,962 and $16,061, respectively, was accrued on the Diamond Note 1; principal and accrued interest in the amount of $192,500 and $32,113, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $0 was accrued on the Diamond Note 2; principal and accrued interest in the amount of $23,529 and $1,699, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $10,706 and $21,538, respectively, was accrued on the Diamond Note 3; principal and accrued interest in the amount of $258,823 and $39,124, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,141 and $4,305 was accrued on the Diamond Note 4; principal and accrued interest in the amount of $51,765 and $7,550, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $2,676 and $5,378, respectively, was accrued on the Diamond Note 5; principal and accrued interest in the amount of $64,705 and $9,307, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $1,874 and $3,765, respectively, was accrued on the Lindstrom Note; principal and accrued interest in the amount of $45,294 and $6,515, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $803 and $1,614 was accrued on the Dobbertin Note; principal and accrued interest in the amount of $19,412 and $2,793, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $13,650 and $27,412, respectively, was accrued on the Howe Note 2; principal and accrued interest in the amount of $330,000 and $46,300, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $13,650 and $27,364, respectively, was accrued on the Howe Note 3; principal and accrued interest in the amount of $330,000 and $42,800, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 2023, interest in the amount of $1,338 and $2,543, respectively, was accrued on the Iturregui Note 1; principal and accrued interest in the amount of $32,353 and $3,856, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $9,100 and $18,777, respectively, was accrued on the Howe Note 4; principal and accrued interest in the amount of $220,000 and $27,533, respectively, were due on this note at June 30, 2023. This note was in default at June 30, 2023.

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

During the three and six months ended June 30, 2023, interest in the amount of $612 and $1,083, respectively, was accrued on each of the November 29 Notes; principal and accrued interest in the amount of $18,750 and $1,247, respectively, were due on each of these notes at June 30, 2023. These notes were in default at June 30, 2023.

These amounts are reflected in the table below:

	June 30, 2023	December 31, 2022
Notes Payable	$2,799,632	$2,799,632
Less: Discount	$-	$(22,670)
Notes payable – net of discounts	$2,799,632	$2,776,962

Current Portion, net of discount	$2,799,632	$2,776,962
Long-term portion, net of discount	$-	$-

Interest expense on notes payable – related parties was $113,684 and $37,667 for the three months ended June 30, 2023 and 2022, respectively; interest expense on notes payable – related parties was $228,622 and $64,841 for the six months ended June 30, 2023 and 2022, respectively. Accrued interest on notes payable – related parties was $427,375 and $198,753 at June 30, 2023 and December 31, 2022, respectively.

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

Derivative liability activity for the for the periods ended June 30, 2023, December 31, 2022 and 2021 is summarized in the table below:

December 31, 2020	$807,683
Settled upon conversion or exercise	(1,302,138)
Loss on revaluation	494,455
December 31, 2021	$-
True-up features issued	192,375
Settled upon conversion or exercise	(310,641)
Loss on revaluation	687,178
December 31, 2022	$568,912
Settled upon conversion or exercise	(501,740)
Loss on revaluation	71,040
June 30, 2023	$138,212

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following table summarizes the assumptions for the valuations:

December 31,
2022
Volatility	95.1% to 123.2%
Stock Price	$1.06 to 3.50
Risk-free interest rates	4.35% to 4.37%
Term (years)	0.73 to 0.86

June 30,
2023
Volatility	159.6% to 172.6%
Stock Price	$1.24 to 1.44
Risk-free interest rates	4.35 to 5.05%
Term (years)	0.36 to 0.61

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

Note 12: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 5,138,575 shares were issued and outstanding on June 30, 2023.

Common Stock Transactions During the Six Months Ended June 30, 2023

On January 23, 2023, the Company issued 150,000 shares of common stock at the market price of $3.45 per share to a service provider. The aggregate value of $517,500 was charged to operations during the six months ended June 30, 2023.

On February 21, 2023, the Company issued 150,000 shares of common stock at the market price of $2.53 per share to a service provider. The aggregate value of $379,500 was charged  to operations during the six months ended June 30, 2023.

During the six months ended June 30, 2023, GS Capital converted principal and accrued interest in a convertible note payable into shares of common stock as follows: On February 14, 2023, principal of $15,000 and accrued interest of $1,632 were converted at a price of $1.74 per share into 9,846 shares of common stock; on February 28, 2023, principal of $17,777 and accrued interest of $2,057 were converted at a price of $1.50 per share into 13,555 shares of common stock; on March 9, 2023, principal of $20,000 and accrued interest of $2,399 were converted at a price of $1.50 per share into 15,265 shares of common stock; and on March 28, 2023, principal of $20,000 and accrued interest of $2,581 were converted at a price of $1.25 per share into 18,472 shares of common stock. These conversions were made pursuant to the terms of the convertible note agreement and no gain or loss was recognized on these transactions.

On March 31, 2023, the Company issued a total of 8,063 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 1,066 shares were issued to officers and directors, 4,160 were issued to a related party shareholder, and 2,837 were issued to non-related parties.

On April 4, 2023, the Company issued 2,952 shares of common stock to a consultant at a price of $1.29 per share as a commission on funds previously raised. The Company recorded a gain in the amount of $33,092 on this transaction.

On April 4, 2023, the Company issued 94,738 shares of common stock to GS Capital at an average price of pursuant to a make-whole agreement entered into in connection with the GS Capital Warrants. See note 9. A gain in the amount of $21,506 was recorded on the settlement of this derivative liability. See note 11.

On May 5, 2023, the Company issued 2,552 shares of common stock to a vendor at a price of $0.85 per share, and on May 9, 2023, the Company issued 19,622 shares of common stock at a price of $0.85 per share to the Michael C. Howe Living Trust (the “Howe Trust”), an entity controlled by a related party. These shares were issued in satisfaction of a vendor dispute. The shares issued to the Howe Trust were reimbursement for shares previously issued to the vendor by the Howe Trust with regard to this dispute. There was no gain or loss recorded on these transactions.

On June 29, 2023, the Company issued a total of 20,212 shares of common stock for accrued dividends on its Series X Preferred Stock.

Of this amount, a total of 2,673 shares were issued to officers and directors, 10,426 were issued to a related party shareholder, and 7,113 were issued to non-related parties.

Effective June 30, 2023, the Company issued 2,926 shares of common stock at a price of $12.50 to a previous board member for the conversion of accounts payable in the amount of $36,575. These shares had been carried on the Company balance sheet as Common Stock Subscribed.

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

On April 27, 2022, the Company issued 1,929 shares of common stock with a contract price of $12.50 per share or $24,118 and a grant date market value of $8.00 or $15,434 to Larry Diamond, its Chief Executive as commitment shares as set forth and defined in Diamond Note 3. The Company recorded these shares at their relative fair value of the components of Diamond Note 3, or $16,200, and recorded a loss in the amount of $765 on this transaction. The Company also issued five-year warrants to purchase 1,929 shares of common stock at a price of $12.50 to Mr. Diamond pursuant to Diamond Note 3.

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

On May 18, 2022, the Company issued 386 shares of common stock to Larry Diamond, its Chief Executive Officer at a contractual price of $12.50 per share and a market price at issuance date of $7.585 per share as commitment shares as set forth and defined in Diamond Note 4. The Company recorded these shares at their relative fair value of the components of Diamond Note 4, or $3,160 and recorded a loss in the amount of $249 on this transaction. The Company also issued five-year warrants to purchase 386 shares of common stock at a price of $12.50 to Mr. Diamond pursuant to Diamond Note 4.

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

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares as series A Preferred, 3,000,000 shares as Series C Preferred, 10,000,000 shares as Series D Preferred, 10,000 shares as Series E Preferred, 140,000 as Series F Preferred, and 27,324 shares as Series X Preferred.

Series A Preferred Stock Transactions During the Six Months Ended June 30, 2023

None.

Series A Preferred Stock Transactions During the Six Months Ended June 30, 2022

None.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Six Months Ended June 30, 2023

The Company accrued dividends in the amount of $17,603 on the Series C Preferred Stock.

On April 11, 2023, a total of 1,047,619 shares of Series C Preferred Stock with a stated value of $1,100,000, accrued dividends in the amount $171,109, and equity investment incentives in the amount of $1,016,888 were exchanged for 2,289 shares of Series F Preferred Stock.

Series C Preferred Stock Transactions During the Six Months Ended June 30, 2022

The Company accrued dividends in the amount of $32,955 on the Series C Preferred Stock.

Series D Preferred Stock

Series D Preferred Stock Transactions During the Six Months Ended June 30, 2023

The Company accrued dividends in the amount of $64,397 on the Series D Preferred Stock.

On April 11, 2023, a total of 2,350,000 shares of Series D Preferred Stock with a stated value of $2,467,500, accrued dividends in the amount $215,659, and equity investment incentives in the amount of $1,371,846 were exchanged for 4,055 shares of Series F Preferred Stock. There was no gain or loss recorded in connection with these transactions.

Series D Preferred Stock Transactions During the Six Months Ended June 30, 2022

The Company accrued dividends in the amount of $96,847 on the Series D Preferred Stock.

Series F Preferred Stock

On March 23, 2023, the Company filed a Certificate of Designations, Preferences and Rights of Series F 12% PIK $0.01 par value Convertible Perpetual Preferred Stock with the Delaware Secretary of State. The number of shares of Series F Preferred Stock designated is 140,000 and each share of Series F Preferred Stock has a liquidation preference of $1,000. The Series F Preferred Stock will rank senior to the Corporation’s Common Stock and on parity with all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank on parity with the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Corporation; and (iii) junior to all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank senior to the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company.

Holders of shares of the Series F Preferred Stock are entitled to receive payment-in-kind dividends payable only in additional shares of Series F Preferred Stock (“PIK Dividends”) at rate of 12% per annum.

The Series F Preferred Stock will be convertible into common stock of the Company upon the listing of the Company’s stock on any of the following trading markets: the NYSE, the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, or the Nasdaq Global Select Market. The conversion price will be calculated as 65% of the volume-weighted average price of the Company’s common stock on the conversion date. The number of shares issuable upon conversion will be calculated as the liquidation preference of the Series F Preferred stock plus any accrued but unpaid dividends divided by the conversion price.

Series F Preferred Stock Transactions During the Six Months Ended June 30, 2023

On April 11, 2023, the Company issued a total of 8,116 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to nine investors upon the conversion of notes payable. The total amount converted was $8,111,334, consisting of principal $3,602,059, default penalties of $888,889, fees of $60,000, accrued interest of $365,012, and equity investment incentives of $3,195,374. There were no gains or losses recorded in connection with these transactions. See note 9.

On April 11, 2023, the Company issued a total of 2,289 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two investors upon the conversion of Series C Preferred Stock. The total amount converted was $2,287,997, consisting of the Series C Preferred Stock stated value of $1,100,000, accrued dividends of $171,109, and equity investment incentives of $1,016,888. There were no gains or losses recorded in connection with these transactions.

On April 11, 2023, the Company issued a total of 4,055 shares of Series F Preferred Stock to two investors at its liquidation value of $1,000 per share upon the conversion of Series D Preferred Stock. The total amount converted was $4,055,005 consisting of the Series D Preferred Stock stated value of $2,467,500, accrued dividends of $215,659, and equity investment incentives of $1,371,846. There were no gains or losses recorded in connection with these transactions.

On April 11, 2023, the Company sold a total of 1,746 shares of Series F Preferred Stock to three investors at its liquidation value of $1,000 per share for cash. The total value of Series F Preferred Stock of issued was $1,745,000 consisting of cash proceeds of $900,000 and an equity investment incentive of $845,000. There were no gains or losses recorded in connection with these transactions.

On April 11, 2023, the Company issued a total of 147 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two service providers for accounts payable in the amount of $146,214. There was no gain or loss recorded on these transactions.

The Company accrued dividends in the amount of $436,080 on the Series F Preferred Stock.

Series F Preferred Stock Transactions During the Six Months Ended June 30, 2022

None.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of June 30, 2023 and December 31, 2022. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Each one share of the Series X Preferred Stock is entitled to 20,000 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company accrued dividends on its Series X Preferred Stock in the total amount of $30,283. Of this amount, a total of $3,937 was payable to officers and directors, $15,747 was payable to a related party shareholder, and $10,599 was payable to non-related parties.

During the six months ended June 30, 2023, the Company issued a total of 28,275 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 3,739 shares were issued to officers and directors, 14,586 were issued to a related party shareholder, and 9,950 were issued to non-related parties.

Series X Preferred Stock Transactions During the Six Months Ended June 30, 2022

On June 7, 2022, the Company issued 405,131 shares of common stock at an average price of $0.2149 per share as payment for dividends payable on the Series X Preferred Stock in the amount of $87,053.

During the six months ended June 30, 2022, the Company accrued dividends in the amount of $30,282 on the Series X Preferred Stock.

Stock Options

The following table summarizes the options outstanding at June 30, 2023 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50 - 16.00	209,381	7.69	$9.64	129,248	$7.74
	209,381	7.69	$9.64	129,248	$7.74

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($) (A)
Outstanding at December 31, 2022	310,692	$10.01
Granted	-	-
Expired	(101,311)	10.80
Outstanding at June 30, 2023	209,381	$9.64
Options vested and exercisable	129,248	$7.74

At June 30, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $2.1 million.

Warrants

The following table summarizes the warrants outstanding on June 30, 2023, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2022	672,334	$30.68
Granted	874	$2.50
Exercised	-	$-
Outstanding on June 30, 2023	673,208	$30.64

Note 13: Fair Value Measurements

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$138,212	$138,212

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$568,912	$568,912

Note 14: Commitments and Contingencies

Legal

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. Mitesco (Company) was not named in the suit. The Company expects to resolve it for nominal consideration. Mediation has been scheduled for January 30, 2024.

On October 25, 2022, the Company was notified that a vendor filed a lawsuit related to a contract dispute naming both The Good Clinic and The CEO of the Good Clinic. This suit was settled on May 5, 2023, and dismissed with prejudice on May 12, 2023. The settlement included the issuance of the Company’s restricted common stock. As a part of the settlement the Company issued 2,552 shares of its restricted common stock to the plaintiff and it issued to the CEO of The Good Clinic 19,622 of its restricted common stock, plus $3,000 in cash for reimbursement of expenses related to settling the suit with the vendor.

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases. The following is a summary as of this filing:

●	The Wayzata, MN clinic leases was terminated for a commitment to pay $25,000. This amount has not been paid as of June 30, 2023.

●

The two Denver, Colorado clinic leases, known as Quincy and Radiant, possession has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the property.

The Company has verbally accepted a stipulated settlement to the Quincy lease obligation which has not been entered into the record or signed by either party. This settlement calls for (i) a stipulated judgment of $231,353, which includes all back rent and front rent through November 2023; (i) Interest of $16,700;(iii) Late fees of $22,434; (iv) attorney fees of $24,888; (v) Costs of $2,300. Claims for rent beyond November, and any defenses thereto, are preserved.

●

The Eagan clinic, aka Vikings clinic, the Good Clinic gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement. The Landlord terminated the lease as of March 3, 2023. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations. The Landlord filed suit against the Company on July 21, 2023 for unpaid rent, expenses related to unpaid lease obligations and the settled construction lien. The Company has received discovery requests and a renewed request to agree to a stipulated judgement. The discovery is onerous and not feasible for the Company to comply with given the current staff and limited resources. Negotiations are underway.

●

The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remains in negotiation as does the handling of the mechanics liens placed on the properties. Our existing legal counsel has agreed to represent Mitesco, Inc. and The Good Clinic in these matters.

In Ramsey County, Continental 560 Fund LLC (Case No. 62-CV-23-2910) initiated a lawsuit. The Company’s attorney will prepare a Notice of Appearance and draft Answer in the Continental 560 Fund matter. The deadline under the Minnesota Rules of Civil Procedure for filing an answer has passed. Accordingly, the plaintiff could seek a default judgment at any time.

●

The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remains in negotiations as does the handling of the mechanics liens placed on the properties. The plaintiff’s counsel reached out to our attorney to reinitiate negotiations. We proposed to our attorney a settlement approach using a zero coupon note with common stock used as collateral.  On November 1, 2023, were notified that the landlord had rejected our settlement proposal and wishes to proceed with the lawsuit. At that time, plaintiff Excelsior & Grand  Apartments, LLC submitted interrogatories and request for the production of documents.

●

The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remains in negotiations as does the handling of the mechanics liens placed on the properties. On August 22, 2023 the landlord filed a lawsuit related to alleged unmet lease obligations and related to a construction lien on the property by the general contractor related to alleged non-payment of construction expenses. We have been told the facility has been re-leased but have not received notice of such or cancelation of the lease.

●

The Northeast Minneapolis clinic, aka Nordhaus clinic, possession was relinquished in May 2023. There is no lien on the property. The handling of lease obligations remains in negotiations with the landlord.

Note 15: Subsequent Events

Issuance of Common Stock

On August 21, 2023, the Company issued 131,362 shares of common stock to a service provider at a price of $0.80 per share for accounts payable in the amount of $105,089.

On August 29, 2023, the Company issued 43,750 shares of common stock to a service provider at a price of $0.80 per share for accounts payable in the amount of $35,000.

On September 28, 2023, the Company issued 49,226 shares of common stock to a service provider at a price of $0.80 per share for accounts payable in the amount of $39,380.

On October 10, 2023, the Company issued 23,438 shares of common stock to a service provider at a price of $0.80 per share for accounts payable in the amount of $18,750.

On November 17, 2023, the Company issued 181,606 shares of common stock at a price of $0.80 per share to its Chief Operating Officer and Board Member for notes payable, accrued interest, conversion premium, payoff bonus, accrued salary, and board fees in the aggregate amount of $145,285.

Issuance of Series F Preferred Stock

On September 29, 2023, the Company issued 1,510 shares of Series F Preferred Stock at a price of $1,000 per share to Larry Diamond, its CEO and a Board Member, for notes payable, accrued interest, conversion premium, payoff bonus, and accrued salary in the aggregate amount of $1,509,586.

On September 29, 2023, the Company issued 286 shares of Series F Preferred Stock at a price of $1,000 per share to Tom Brodmerkel, its CFO and a Board Member, for notes payable, accrued interest, conversion premium, payoff bonus, accrued salary, and accrued board fees in the aggregate amount of $285,698.

On September 29, 2023, the Company issued 210 shares of Series F Preferred Stock at a price of $1,000 per share to Juan Carlos Iturregui, a Board Member, for notes payable, accrued interest, conversion premium, payoff bonus, and accrued board fees in the aggregate amount of $209,970.

On September 29, 2023, the Company issued 656 shares of Series F Preferred Stock at a price of $1,000 per share to an investor for notes payable, conversion premium, accrued interest, payoff bonus, and accrued fees in the aggregate amount of $655,606.

On September 29, 2023, the Company issued 50 shares of Series F Preferred Stock at a price of $1,000 per share to an investor for notes payable, conversion premium, accrued interest, and payoff bonus in the aggregate amount of $49,825.

On September 29, 2023, the Company issued 255 shares of Series F Preferred Stock at a price of $1,000 per share to an investor for notes payable, conversion premium, accrued interest, and payoff bonus in the aggregate amount of $254,496.

Appointment of Director

On July 17, 2023, Mr. Allen Plunk was appointed to the Board of Directors of the Company.

Payment Plan for SBA Loan

On July 12, 2023, the Company received a restructured payment plan for the SBA Loan. The terms of the plan call for payments in the amount of $2,595 each month until the loan is paid in full.

Redomestication from Delaware to Nevada

On August 29, 2023, the Company’s shareholders approved the Redomestication of the Company from Delaware to Nevada, and on October 13, 2023, the Company effected the Redomestication by filing (i) a certificate of conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”); (ii) articles of conversion with the Secretary of State of the State of Nevada (the “Nevada Articles of Conversion”); and (iii) articles of incorporation with the Secretary of State of the State of Nevada (the “Nevada Articles of Incorporation”). Pursuant to the Plan of Conversion, the Company also adopted new Bylaws (the “Nevada Bylaws”).

Resignation of Director

On November 7, 2023, Mr. Juan Carlos Iturregui resigned from his position as a director effective November 5, 2023. The decision by Mr. Iturregui to resign was not the result of any disagreement with the Company on any matter relating to the operations, internal controls, policies or practices of the Company but related to his transition to public service on a full-time basis.

Court Order Stipulating Judgment

On November 14, 2023, the District Court, City and County of Denver, Colorado, in Case Number 2022CV33173 consolidated with Case Number 2022cv33653, stipulated an entry of judgment against the Company’s subsidiary The Good Clinic, LLC, and in favor of Gardner Builders Minneapolis, LLC, in the amount of $348,764 and interest at the rate of 12% per annum until the amount is paid in full.

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

Since the beginning of 2023, the Company has focused on winding down operations of The Good Clinic along with reducing other costs. To that purpose the Company has terminated all but 4 employees; management and the Board members are not taking cash compensation, and there are ongoing discussions to convert amounts owed to equity. We are also selling the remaining assets consisting of furniture, equipment, and supplies; the funds generated from the sale of assets will be used primarily to cover the costs of our SEC filings. We have also completed the process of redomiciling from Delaware to Nevada.

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

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

The Company recognized revenue of $0 for the three months ended June 30, 2023, compared to approximately $0.2 million for the three months ended June 30, 2022. The decrease is the result of the discontinuation of the Company’s clinic operations.

Cost of Sales

The Company incurred $5,601 of cost of goods sold for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. The decrease is the result of the discontinuation of the Company’s clinic operations.

Gross Profit/(Loss)

Our gross loss was $5,601 for the three months ended June 30, 2023, compared to gross loss of $0.4 million for the three months ended June 30, 2022. The decrease is the result of the discontinuation of the Company’s clinic operations.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2023, were approximately $0.8 million. For the comparable period in 2022, the operating expenses were approximately $2.3 million. The decrease is the result of the discontinuation of the Company’s clinic operations.

During the current period we fully impaired our remaining fixed assets in the amount of $71,569.

General and administrative expenses for the three months ended June 30, 2023 were comprised primarily of share based payments to service providers of $0.9, payroll and related costs of $0.3 million, building and facility costs of $0.3 million, vendor finance charges of $0.1 million, advertising and marketing costs of $0.07 million, and IT/website costs of $0.07 million.

General and administrative expenses for the three months ended June 30, 2022 were comprised primarily of $0.8 million in payroll and payroll taxes, $0.4 office and clinic supplies and services, $0.3 million in legal and professional fees, $0.2 million in non-cash compensation, and $0.2 million in depreciation.

Other Income and Expenses

Interest expense was approximately $0.1 million for the three months ended June 30, 2023, compared to approximately $0.9 million for the three months ended June 30, 2022.

Interest expense – related parties was approximately $0.1 million for the three months ended June 30, 2023, compared to approximately $0 in the prior period.

During the three months ended June 30, 2023, we recorded equity investment incentives of approximately $6.4 million. There were no comparable transactions in the prior period.

During the three months ended June 30, 2023, we recorded financing costs of $18,617. There were no comparable transactions in the prior period.

During the three months ended June 30, 2023, we recorded a gain on forgiveness of debt of $25,000. There were no comparable transactions in the prior period.

During the three months ended June 30, 2023, we recorded a gain on sale of assets of $20,097. There were no comparable transactions in the prior period.

During the three months ended June 30, 2023, we recorded a gain on issuance of shares to a service provider of $33,092. There were no comparable transactions in the prior period.

During the three months ended June 30, 2023, we recorded a loss on settlement of true-up obligation of $119,370. There were no comparable transactions in the prior period.

During the three months ended June 30, 2022, we recorded a loss on waiver and commitment fee shares of $11,619. There were no comparable transactions in the current period.

During the three months ended June 30, 2023, we recorded a loss on legal settlement of $18,759. There were no comparable transactions in the prior period.

During the three months ended June 30, 2023, we recorded a gain on revaluation of derivative liabilities of $39,738 compared to a loss of $153,424 in the prior period.

The Company accrued Preferred Stock dividends of approximately $0.5 million including $59,125 to related parties compared to $80,392 including $62,322 to related parties for the three months ended June 30, 2022. The increase was due to accrued dividends on the Series F Preferred Stock.

For the three months ended June 30, 2023, we had a net loss available to common shareholders of approximately $8.0 million, or a net loss per share, basic and diluted of ($1.55) compared to a net loss available to common shareholders of approximately $3.9 million, or a net loss per share, basic and diluted of ($0.88), for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

The Company recognized revenue of $0 for the six months ended June 30, 2023, compared to approximately $0.3 million for the six months ended June 30, 2022. The decrease is the result of the discontinuation of the Company’s clinic operations.

Cost of Sales

The Company incurred $8,020 of cost of goods sold for the six months ended June 30, 2023, compared to approximately $1.2 million for the six months ended June 30, 2022. The decrease is the result of the discontinuation of the Company’s clinic operations.

Gross Profit/(Loss)

Our gross loss was approximately $8,000 for the six months ended June 30, 2023, compared to gross loss of approximately $0.9 million for the six months ended June 30, 2022. The decrease is the result of the discontinuation of the Company’s clinic operations.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2023, were approximately $2.8 million. For the comparable period in 2022, the operating expenses were approximately $4.9 million. The increase is the result of the discontinuation of the Company’s clinic operations.

During the current period we fully impaired our remaining operating assets in the amount of approximately $2.3 million.

General and administrative expenses for the six months ended June 30, 2023 were comprised primarily of share based payments to service providers of $0.9 million, payroll and related costs of $0.5 million, building and facility costs of $0.5 million, legal, professional, and accounting costs of $0.2 million, advertising and marketing costs of $0.1 million, vendor finance charges of $0.1 million, advertising and marketing costs of $0.1 million, and IT/website costs of $0.1 million.

General and administrative expenses for the six months ended June 30, 2022 were comprised primarily of $0.1 million in payroll and payroll taxes, $0.4 million in legal and professional fees and $0.1 million in consulting fees.

Other Income and Expenses

Interest expense was approximately $1.5 million for the six months ended June 30, 2023, compared to approximately $1.7 million for the six months ended June 30, 2022.

Interest expense – related parties was approximately $0.2 million for the six months ended June 30, 2023, compared to $0 in the prior period.

During the six months ended June 30, 2023, we recorded equity investment incentives of approximately $6.4 million. There were no comparable transactions in the prior period.

During the six months ended June 30, 2023, we recorded financing costs of $18,617. There were no comparable transactions in the prior period.

During the six months ended June 30, 2023, we recorded a gain on termination of operating lease of approximately $0.3 million. There were no comparable transactions in the prior period.

During the six months ended June 30, 2023, we recorded a gain on forgiveness of debt of $25,000. There were no comparable transactions in the prior period.

During the six months ended June 30, 2023, we recorded a gain on sale of assets of $20,097. There were no comparable transactions in the prior period.

During the six months ended June 30, 2023, we recorded a gain on issuance of shares to a service provider of $33,092. There were no comparable transactions in the prior period.

During the six months ended June 30, 2023, we recorded a loss on settlement of true-up obligation of $119,370. There were no comparable transactions in the prior period.

During the six months ended June 30, 2022, we recorded a loss on waiver and commitment fee shares of $186,654. There were no comparable transactions in the current period.

During the six months ended June 30, 2023, we recorded a loss on legal settlement of $18,759. There were no comparable transactions in the prior period.

During the six months ended June 30, 2022, we recorded a gain on settlement of accrued salary of $15,032. There were no comparable transactions in the current period.

During the six months ended June 30, 2022, we recorded a loss on settlement of accounts payable of $78,235. There were no comparable transactions in the current period.

During the six months ended June 30, 2023, we recorded a loss on revaluation of derivative liabilities of $71,040 compared to a loss of $73,587 in the prior period.

The Company accrued Preferred Stock dividends of approximately $0.5 million including $59,125 to related parties compared to  $80,392 including $62,322 to related parties for the three months ended June 30, 2022. The increase was due to accrued dividends on the Series F Preferred Stock.

For the six months ended June 30, 2023, we had a net loss available to common shareholders of approximately $13.7 million, or a net loss per share, basic and diluted of ($2.76) compared to a net loss available to common shareholders of approximately $7.6 million, or a net loss per share, basic and diluted of ($1.75), for the six months ended June 30, 2022.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of November 30, 2023, we had cash of approximately $45,000 compared to cash of approximately $36,000 as of December 31, 2022.

Net cash used in operating activities was approximately $0.5 million for the six months ended June 30, 2023. This is the result of the discontinuation of the Company’s clinic operations. Cash used in operations for the six months ended June 30, 2022, was approximately $4.0 million.

Net cash used in investing activities was $0 for the six months ended June 30, 2023 compared to approximately $190,000 for the six months ended June 30, 2022.

Net cash provided by financing activities for the six months ended June 30, 2023, was $0.7 million, compared to $3.1 million for the three months ended June 30, 2022.

At June 30, 2023, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $8.3 million; notes payable of $1.6 million; notes payable to related parties of $2.8 million; SBA Loan Payable of $0.5 million; lease liabilities of $0.5 million; accrued interest payable of $0.6 million; accrued interest payable to related parties of $0.2 million; and other current liabilities of $0.1 million.  We also have the following liabilities which are payable in stock: derivative liabilities of $0.1 million, preferred stock dividends of $0.5, and preferred stock dividends payable to related parties of $30,000.

We have undertaken the following action plan to improve our liquidity:  (i) We have raised approximately $194,000 from the sale of office equipment, supplies, and other assets; (ii) several institutional investors have invested in our Seres F Preferred Stock; (iii) we have restructured our SBA Loan; (iv) we are negotiating with vendors to convert our accounts payable into common stock or Series F Preferred stock, (iv) We are negotiating with lenders to convert our notes payable into Series F Preferred Stock, or revise the terms of the notes; (v) We are negotiating with landlords to resolve the amounts due under the leases by offering to convert these amounts to equity or promissory notes.  See below for details regarding the progress we have made in the implementation of this plan.

Initial funds raised via the above efforts will be used primarily to complete the Company’s SEC filings.

SBA Loan

On July 12, 2023, the Company entered into a payment plan arrangement with the U.S. Small Business Administration regarding PPP Loan. The terms of the payment plan call for monthly payments of approximately $2,595 for 180 months beginning July 1, 2023 resulting in total payments in the amount of $0.5 million.

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

From April 11 through November 30, 2023, we have raised a total of $0.9 million through the sale of Series F Securities as follows:

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 863 Securities at a price of $1,000 per Security for cash in the amount of $0.4 million plus incentives in the amount of $0.5 million, calculated at the rate of 130% of the cash invested.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 288 Securities at a price of $1,000 per Security for cash in the amount of $0.1 million plus incentives in the amount of $0.2 million calculated at the rate of 130% of the cash invested.

On April 11, 2023, the Company entered into a Purchase Agreement for the sale of 345 Securities at a price of $1,000 per Security for cash in the amount of $0.1 million plus incentives in the amount of $0.2 million calculated at the rate of 130% of the cash invested.

On June 30, 2023, the Company entered into a Purchase Agreement for the sale of 250 Securities at a price of $1,000 per Security for cash in the amount of $0.3 million.

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

Series F Preferred Stock Issued for Conversion of notes payable and accrued interest

Through November 30, 2023, we have converted a total of $4.9 million in debt and accrued interest to Series F Preferred Stock as follows:

On April 11, 2023, in transactions with nine investors, the Company issued an aggregate 8,116 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for debt and accrued interest in the amount of $4.0 million, default fees of $0.9 million, and payoff incentives of $3.2 million. Payoff incentives were calculated at the rate of 65% of principal, default charges, fees, and accrue interest.

On September 29, 2023, in transactions with three investors, we converted an additional $1.0 million in debt and accrued interest into 961 shares of Series F Preferred Stock.

Series F Preferred Stock Issued for Conversion of Debt, Accrued Salaries, and Accrued Fees by Officers and Directors

We have issued a total of 2,006 shares of Series F Preferred Stock to officers and directors for the satisfaction of liabilities in the aggregate amount of $2.0 million as follows:

On September 29, 2023, 1,510 shares of Series F Preferred Stock were issued to Larry Diamond, our CEO and a board member, for debt, accrued interest, and accrued salary in the aggregate amount of $1.5 million;  210 shares of Series F Preferred Stock were issued to Juan Carlos Iturregui, a former board member, for debt, accrued interest, and accrued board fees in the aggregate amount of $0.2 million; and 286 shares of Series F Preferred Stock were issued to Tom Brodmerkel, our CFO, for debt, accrued interest, and accrued salary in the aggregate amount of $0.3 million.

Series F Preferred Stock Issued for Conversion of Series C and Series D Preferred Stock

Through June 30, 2023, we have converted a total Series C and D Preferred Stock and accrued interest with a total stated value in the amount of $4.0 million to Series F Preferred Stock as follows:

On April 11, 2023, in transactions with two investors, the Company issued an aggregate 2,051 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for Series C Preferred Stock and accrued dividends with a stated value of $1.3 million and conversion incentives in the aggregate amount of $0.8 million.  Conversion incentives were calculated at the rate of 80% of stated value of the Series C Preferred Stock converted for those holders of the Series C Preferred Stock who purchased additional Series F Preferred Stock for cash.

On April 11, 2023, in transactions with five investors, the Company issued an aggregate 3,884 shares of Series F Preferred Stock at a price of $1,000 per share in exchange for Series D Preferred Stock and accrued dividends with a stated value of $2.6 million and incentives in the aggregate amount of $1.2 million.

Series F Preferred Stock Issued for Conversion of Accounts Payable

Through June 30, 2023, we have converted a total of $0.1 million of accounts payable to Series F Preferred Stock as follows:

On June 29, 2023, we issued an aggregate 147 shares of Series F Preferred Stock to two creditors in satisfaction of accounts payable in the aggregate amount of $0.1 million.

Common Stock issued for conversion of Accounts payable

Through June 30, 2023, we have converted a total of $0.2 million of accounts payable to common stock as follows:

On June 29, 2023, we issued 131,362 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of $0.1 million.

On August 29, 2023, we issued 43,750 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of approximately $44,000.

On September 28, 2023, we issued 49,226 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of approximately $49,000

We expect to continue to convert existing liabilities to our Series F Preferred Stock or to common stock and to raise additional funds via the sale of our Series F Preferred Stock, though there can be no assurance that we will be successful in doing so.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our second quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. Mitesco (Company) was not named in the suit. The Company expects to resolve it for nominal consideration. Mediation has been scheduled for January 30, 2024.

On October 25, 2022, the Company was notified that a vendor filed a lawsuit related to a contract dispute naming both The Good Clinic and The CEO of the Good Clinic. This suit was settled on May 5, 2023, and dismissed with prejudice on May 12, 2023. The settlement included the issuance of the Company’s restricted common stock. As a part of the settlement the Company issued 2,552 shares of its restricted common stock to the plaintiff and it issued to the CEO of The Good Clinic 19,622 of its restricted common stock, plus $3,000 in cash for reimbursement of expenses related to settling the suit with the vendor.

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases. The following is a summary as of this filing:

●	The Wayzata, MN clinic leases was terminated for a commitment to pay $25,000.

●

The two Denver, Colorado clinic leases, known as Quincy and Radiant, possession has been relinquished to the landlords. The lease obligations remain in negotiations as does the handling of the mechanics liens placed on the property.

On December 1, 2023, a judgement was issued from the District Court of Denver County, Colorado against Mitesco, Inc. and The Good Clinic, LLC in favor of the landlord in the amount of $348,764.  Claims for rent beyond November, and any defenses thereto, are preserved.

●

The Eagan clinic, aka Vikings clinic, the Good Clinic gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement. The Landlord terminated the lease as of March 3, 2023. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations. The Landlord file suit against the Company on July 21, 2023 for unpaid rent, expenses related to unpaid lease obligations and the settled construction lien. The Company has received discovery requests and a renewed request to agree to a stipulated judgement. The discovery is onerous and not feasible for the Company to comply with given the current staff and limited resources. Negotiations are underway.

●

The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remains in negotiation as does the handling of the mechanics liens placed on the properties. Our existing legal counsel has agreed to represent Mitesco, Inc. and The Good Clinic in these matters.

In Ramsey County, Continental 560 Fund LLC (Case No. 62-CV-23-2910) initiated a lawsuit. The Company’s attorney will prepare a Notice of Appearance and draft Answer in the Continental 560 Fund matter. The deadline under the Minnesota Rules of Civil Procedure for filing an answer has passed. Accordingly, the plaintiff could seek a default judgment at any time.

●

The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remains in negotiations as does the handling of the mechanics liens placed on the properties. The plaintiff’s counsel reached out to our attorney to reinitiate negotiations. We proposed to our attorney a settlement approach using a zero coupon note with common stock used as collateral. We are awaiting reply.

●

The Maple Grove clinic eviction occurred in April 2023. The handling of lease obligations remains in negotiations as does the handling of the mechanics liens placed on the properties. On August 22, 2023 the landlord filed a lawsuit related to alleged unmet lease obligations and related to a construction lien on the property by the general contractor related to alleged non-payment of construction expenses. We have been told the facility has been re-leased but have not received notice of such or cancelation of the lease.

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

On April 4, 2023, the Company issued 2,952 shares of common stock to a consultant at a price of $1.29 per share as a commission on funds previously raised.

On April 4, 2023, the Company issued 94,738 shares of common stock to GS Capital at an average price of pursuant to a make-whole agreement entered into in connection with the GS Capital Warrants.

On May 5, 2023, the Company issued 2,552 shares of common stock to a vendor at a price of $0.85 per share, and on May 9, 2023, the Company issued 19,622 shares of common stock at a price of $0.85 per share to the Michael C. Howe Living Trust (the “Howe Trust”), an entity controlled by a related party. These shares were issued in satisfaction of a vendor dispute. The shares issued to the Howe Trust were reimbursement for shares previously issued to the vendor by the Howe Trust with regard to this dispute.

On June 29, 2023, the Company issued a total of 20,212 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 2,673 shares were issued to officers and directors, 10,426 were issued to a related party shareholder, and 7,113 were issued to non-related parties.

Effective June 30, 2023, the Company issued 2,926 shares of common stock at a price of $12.50 to a previous board member for the conversion of accounts payable in the amount of $36,575. These shares had been carried on the Company balance sheet as Common Stock Subscribed.

Series F Preferred Stock

On April 11, 2023, the Company issued a total of 8,116 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to nine investors upon the conversion of notes payable. The total amount converted was $8,111,334, consisting of principal $3,602,059, default penalties of $888,889, fees of $60,000, accrued interest of $365,012, and equity investment incentives of $3,195,374.

On April 11, 2023, the Company issued a total of 2,289 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two investors upon the conversion of Series C Preferred Stock. The total amount converted was $2,287,997, consisting of the Series C Preferred Stock stated value of $1,100,000, accrued dividends of $171,109, and equity investment incentives of $1,016,888.

On April 11, 2023, the Company issued a total of 4,055 shares of Series F Preferred Stock to two investors at its liquidation value of $1,000 per share upon the conversion of Series D Preferred Stock. The total amount converted was $4,055,005 consisting of the Series D Preferred Stock stated value of $2,467,500, accrued dividends of $215,659, and equity investment incentives of $1,371,846.

On April 11, 2023, the Company sold a total of 1,746 shares of Series F Preferred Stock to three investors at its liquidation value of $1,000 per share for cash. The total value of Series F Preferred Stock of issued was $1,745,000 consisting of cash proceeds of $900,000 and an equity investment incentive of $845,000.

On April 11, 2023, the Company issued a total of 147 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two service providers for accounts payable in the amount of $146,214.

ITEM 3. DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10Q

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

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

X

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: December 13, 2023	By:	/s/ Tom Brodmerkel
Tom Brodmerkel Chief Financial Officer and Principal Financial Officer