Form 10-Q
period 2023-09-30
Mitesco, Inc.
filed 2024-02-13
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53601

MITESCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0496850
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

505 Beachland Blvd., Suite 1377

Vero Beach, Florida 32963

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

As of February 12, 2024, the registrant had outstanding 5,609,014 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MITESCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
ASSETS	2023	2022

Current assets
Cash and cash equivalents	$24,642	$6,191
Accounts Receivable	-	-
Prepaid expenses	-	51,632
Current assets of discontinued operations	1,665	122,465
Total current assets	26,307	180,288

Right to use operating leases, net	-	83,810
Fixed assets, net of accumulated depreciation of $1.1 million and $.06 million	-	44,655
Non-current assets of discontinued operations	-	2,293,228
Total Assets	$26,307	$2,601,981

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,903,600	$1,945,848
Accrued interest	164,722	185,732
Accrued interest - related parties	416,815	198,753
Derivative liabilities	152,937	568,912
Lease liability - operating leases, current	93,758	93,758
Notes payable, net of discounts of $0 and $0.4 million	1,143,265	5,112,702
Notes payable - related parties, net of discounts of $0 and $22,670	2,100,956	2,776,962
SBA Loan Payable	428,507	460,406
Other current liabilities	96,136	96,136
Preferred stock dividends payable	973,872	395,407
Preferred stock dividends payable - related parties	78,357	35,019
Current liabilities of discontinued operations	9,955,164	5,932,838
Total current liabilities	17,508,089	17,802,473

Lease Liability- operating leases, non-current	-	-
Long term liabilities of discontinued operations	-	3,936,858

Total Liabilities	17,508,089	21,739,331

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F, and 27,324 shares designated Series X.	-	-
Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Preferred stock, Series C, $0.01 par value, 0 and 1,047,619 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	10,476
Preferred stock, Series D, $0.01 par value, 750,000 and 3,100,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	7,500	31,000
Preferred stock, Series F, $0.01 par value, 16,353 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	194	-
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at September 30, 2023 and December 31, 2022	242	242
Common stock subscribed	-	36,575
Common stock, $0.01 par value, 500,000,000 shares authorized, 5,544,519 and 4,630,372 shares issued and outstanding as of September 30, 2023 and December 31, respectively	55,448	46,305
Additional paid-in capital	45,879,763	29,452,514
Accumulated deficit	(63,424,929)	(48,714,462)
Total stockholders' deficit	(17,481,782)	(19,137,350)

Total liabilities and stockholders' equity (deficit)	$26,307	$2,601,981

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue-services	$-	$-	$-	$-
Revenue-products	-	-	-	-
Total revenue	-	-	-	-

Cost of goods sold-services	-	-	-	-
Cost of goods sold-products	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross (loss) profit	-	-	-	-

Operating expenses:
General and administrative	321,752	851,528	2,218,835	3,055,703
Impairment of fixed assets	-	-	132,000	-

Total operating expenses	321,752	851,528	2,350,835	3,055,703

Net Operating Loss	(321,752)	(851,528)	(2,350,835)	(3,055,703)

Other income (expense):
Interest expense	(69,775)	(1,712,877)	(1,556,661)	(3,403,413)
Interest expense - related parties	(116,058)	-	(358,894)	-
Equity investment incentives	(1,214,970)	-	(7,644,077)	-
Financing cost	-	-	(18,617)	-
Gain on forgiveness of debt	-	-	25,000	-
Loss on settlement of true-up obligation	-	-	(119,370)	-
(Loss) Gain on waiver and commitment fee shares	-	(14,081)	-	172,573
Gain (Loss) on issuance of shares to service provider	-	-	33,092	-
Gain on sale of assets	-	-	8,876	-
Gain – other	40,622	-	40,622	-
Loss on legal settlement	-	-	(18,759)	-
Gain on settlement of accrued salary	-	-	-	15,032
Gain (Loss) on conversion of notes and accounts payable to common stock - related party	139,837	-	139,837	-
Gain (Loss) on conversion of notes and accounts payable to common stock	19,687	(10,000)	19,687	(88,235)
(Loss) Gain on revaluation of derivative liabilities	(14,725)	(37,977)	(85,765)	(111,564)
Total other expense	(1,215,382)	(1,774,935)	(9,535,029)	(3,415,607)

Loss before provision for income taxes	(1,537,134)	(2,626,463)	(11,885,864)	(6,471,310)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	$(1,537,134)	$(2,626,463)	$(11,885,864)	(6,471,310)

Net loss from discontinued operations	$(15,239)	$(1,457,288)	$(2,824,604)	(5,062,920)

Consolidated net loss	$(1,552,373)	$(4,083,751)	$(14,710,468)	$(11,534,230)

Preferred stock dividends	(530,502)	(52,723)	(1,001,745)	(186,219)
Preferred stock dividends - related parties	(1,236)	(28,389)	(78,357)	(54,977)

Net loss available to common shareholders - continuing operations	(2,068,872)	(2,707,575)	(12,965,966)	(6,712,506)

Net loss available to common shareholders - discontinued operations	$(15,239)	$(1,457,288)	$(2,824,604)	$(5,062,920)

Net loss per share from continuing operations - basic and diluted	$(0.39)	$(0.59)	$(2.57)	$(1.52)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.32)	$(0.56)	$(1.15)

Weighted average shares outstanding - basic and diluted	5,329,816	4,569,115	5,048,070	4,408,891

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Deficit	Total

Balance, June 30, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	-	$-	24,227	$242	4,504,203	$45,043	$28,956,513	$36,575	$(32,928,811)	$(3,850,032)
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	699	-	-	699
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	29,380	-	-	29,380
Shares issued for services	-	-	-	-	-	-	-	-	-	-	603,177	6,032	71,416	-	-	77,448
Commitment fee shares	-	-	-	-	-	-	-	-	-	-	678,597	6,786	84,218	-	-	91,004
Warrants issued with notes payable	-	-	-	-	-	-	-	-	-	-	-	-	26,540	-	-	26,540
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(81,112)	-	-	(81,112)
Loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,083,751)	(4,083,751)
Balance, September 30, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	-	$-	24,227	$242	5,785,977	$57,861	$29,087,654	$36,575	$(37,012,562)	$(7,789,824)

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000			24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	$(25,478,332)	$1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	3,685	-	-	3,685
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	331,690	-	-	331,690
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	618,177	6,182	174,391	-	-	180,573
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	742,190	7,422	661,817	-	-	669,239
Issuance of waiver fee shares	-	-	-	-	-	-	-	-	-	-	34,400	344	242,962	-	-	243,306
Issuance of Waiver fee shares	-	-	-	-	-	-	-	-	-	-	45,235	452	366,706	-	-	367,158
Commitment fee shares	-	-	-	-	-	-	-	-	-	-	71,555	716	884,636	-	-	885,352
Warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	-	-	94,672	-	-	94,672
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	-	-	8,103	82	86,971	-	-	87,053
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	-	-	(8,000)	(80)	80	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	-	-	7,648	76	95,512	(95,588)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(241,196)	-	-	(241,196)
Loss for the nine months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,534,230)	(11,534,230)
Balance, September 30, 2022	-	$-	940,644	$9,406	3,100,000	$31,000	-	$-	24,227	$242	5,785,977	$57,861	$29,087,654	$36,575	$(37,012,562)	$(7,789,824)

Balance, June 30, 2023	-	-	-	-	750,000	7,500	16,353	163	24,227	242	5,138,575	51,388	43,355,536	-	(61,872,556)	(18,457,727)
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	224,338	2,244	76,275	-	-	78,519
Conversion of accrued salary, debt, and board fees to common stock by a related party	-	-	-	-	-	-	-	-	-	-	181,606	1,816	3,632	-	-	5,448
Conversion of debt to Series F Preferred Stock	-	-	-	-	-	-	911	9	-	-	-	-	910,093	-	-	910,102
Conversion of debt and accrued salaries to Series F Preferred Stock by related parties	-	-	-	-	-	-	2,138	22	-	-	-	-	2,137,032	-	-	2,137,054
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(531,738)	-	-	(531,738)
Transaction costs of sales of Series F Preferred Stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	(72,000)	-	-	(72,000)
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,552,373)	(1,552,373)
Balance - September 30, 2023	-	$-	-	$-	750,000	$7,500	19,402	$194	24,227	$242	5,544,519	$55,448	$45,879,765	$-	$(63,424,929)	$(17,481,782)

Balance, December 31, 2022	-	$-	1,047,619	$10,476	3,100,000	$31,000	-	$-	24,227	$242	4,630,372	$46,305	$29,452,514	$36,575	$(48,714,461)	$(19,137,350)
Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Conversion of accrued salary, debt, and board fees to common stock by a related party	-	-	-	-	-	-	-	-	-	-	181,606	1,816	3,632	-	-	5,448
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	224,338	2,244	76,275	-	-	78,519
Issuance of common stock to a service provider	-	-	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Legal settlement - Pinnacle	-	-	-	-	-	-	-	-	-	-	2,552	26	2,133	-	-	2,159
Legal settlement - Howe	-	-	-	-	-	-	-	-	-	-	19,622	196	16,404	-	-	16,600
Shares issued previously subscribed	-	-	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	2,799	-	-	2,799
Series A Dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(1,080,102)	-	-	(1,080,102)
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	-	-	28,275	283	60,281	-	-	60,564
Shares issued for conversion of accounts payable	-	-	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Shares sold for cash, net of costs	-	-	-	-	-	-	1,746	17	-	-	-	-	1,583,483	-	-	1,583,500
Conversion of Series C Preferred Stock to Series F Preferred Stock	-	-	(1,047,619)	(10,476)	-	-	2,289	22	-	-	-	-	1,198,450	-	-	1,187,996
Conversion of Series D Preferred Stock to Series F Preferred Stock	-	-	-	-	(2,350,000)	(23,500)	4,055	41	-	-	-	-	1,610,965	-	-	1,587,506
Conversion of Debt to Series F Preferred Stock	-	-	-	-	-	-	9,027	90	-	-	-	-	9,523,088	-	-	9,523,178
Conversion of debt and accrued salaries to Series F Preferred Stock by related parties	-	-	-	-	-	-	2,138	22	-	-	-	-	2,137,033	-	-	2,137,055
Loss for the nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,710,468)	(14,710,468)
Balance, September 30, 2023	-	$-	-	$-	750,000	$7,500	19,402	$194	24,227	$242	5,544,519	$55,448	$45,879,765	$-	$(63,424,929)	$(17,481,782)

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,710,468)	$(11,534,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	2,343,462	-
Depreciation	78,230	639,455
Penalties on notes payable	1,027,778	-
Amortization of right-to-use asset	-	370,064
Amortization of discount on notes payable	32,011	2,588,963
Amortization of discount on notes payable - related parties	22,670	-
Share-based compensation	899,799	335,375
Shares issued as compensation for fundraising	36,900	-
Shares issued for true-up liability	119,370	-
Conversion fees on notes payable	75,000	-
Equity investment incentive on notes payable	3,565,759	-
Incentive on conversion of Series C to Series F Preferred Stock	1,016,887	-
Incentive on conversion of Series D to Series F Preferred Stock	1,371,846	-
Incentive on conversion of debt to Series F Preferred Stock - related parties	843,227	-
Investment incentive cash sales of Series F Preferred Stock	845,000	-
Investment incentive on conversion of debt to common stock - related parties	1,357	-
Gain on forgiveness of note payable	(25,000)	-
Gain – other	(40,622)	-
Gain on conversion of notes payable and accrued liabilities to common stock - related party	(139,837)	-
Gain on conversion of accounts payable to common stock	(100,950)	-
Financing cost - waiver fee shares	-	565,431
Gain on waiver fee shares	-	(198,273)
Loss on commitment shares	-	25,700
Gain on conversion of accrued salary	-	(15,032)
Gain on lease terminations	(287,897)	-
Loss on revaluation of derivative liabilities	85,765	111,564
Gain on shares issued to service provider	(33,092)	-
Gain on sale of assets	(111,843)	-
Loss on legal settlement	18,759	-
Loss on settlement of accounts payable	-	78,235

Changes in assets and liabilities:
Accounts receivables	30,943	(79,041)
Prepaid expenses	113,722	114,836
Inventory	-	(30,662)
Accounts payable and accrued liabilities	1,408,182	1,501,904
Operating lease liability, net	-	(26,567)
Other current liabilities	-	(73,286)
Accrued interest	621,566	162,259
Accrued interest - related parties	45,529	-
Net cash used in operating activities	(845,947)	(5,463,305)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for the sale of assets	102,967	-
Cash paid for acquisition of assets and construction in progress	-	(190,248)
Net cash used in investing activities	102,967	(190,248)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series F Preferred Stock, net of fees	738,500	-
Principal payments on PPP Loan	(4,836)	-
Proceeds from notes payable - related parties, net of discounts	-	2,918,100
Proceeds from notes payable, net of discounts	-	1,812,500
Principal payments on notes payable related parties	-	(235,294)
Net cash provided by financing activities	733,664	4,495,306
Net increase (decrease) in cash and cash equivalents	(9,316)	(1,158,247)

Cash and cash equivalents change – discontinued operations	27,767	99,395
Cash and cash equivalents at beginning of period	6,191	1,160,465
Cash and cash equivalents at end of period	$24,642	$1,613
Cash and cash equivalents at end of period - discontinued operations	$1,665	$4,623

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine
	Months Ended
	September 30,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for common stock subscribed	$36,575	$-
Preferred stock dividend	$1,080,102	$241,196
Adjustment of Series C Preferred Stock to common stock	$-	$981
Conversion of accounts payable to Series F Preferred Stock	$146,214	$-
Conversion of Series C Preferred stock to Series F Preferred Stock	$181,563	$-
Conversion of Series D Preferred stock to Series F Preferred Stock	$239,118	$-
Conversion of notes payable and accrued interest to Series F Preferred Stock	$11,158,379	$-
Conversion of accounts payable to common stock	$78,519	$500,000
Conversion of notes payable and accrued interest to common stock	$83,456	$-
Change in capital expenditures included in accounts payable	$110,511	$4,403,346
Series A accrued dividends reclassified to APIC from prior transaction	$10,967	$-
Shares issued for Series X dividends	$60,564	$83,002

See accompanying notes to these unaudited condensed consolidated financial statements.

MITESCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 AND 2022

(Unaudited)

Note 1: Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we completed a “spin out” of our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. On October 13, 2023, the Company effected a Redomestication to Nevada.

We are a holding company seeking to provide products, services and technology to make accessible higher quality, and more affordable healthcare solutions. We have recently discontinued the business activities within “The Good Clinic, LLC” healthcare subsidiary due to lack of profitability and limited funding. We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

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

Discontinued Operations

We have recently discontinued business activities within “The Good Clinic, LLC” healthcare subsidiary due to lack of profitability and limited funding. See note 4. On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. See note 16. As a result, the accounts of The Good Clinic, LLC have been included in “Net (loss) from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our consolidated balance sheet as of September 30, 2023 and December 31, 2022. See Note 4 - Discontinued Operations for additional information.

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

Note 2: Financial Condition, Going Concern and Management Plans

As of September 30, 2023, the Company had cash and cash equivalents of approximately $25,000, current liabilities of $17.5 million, and has incurred significant losses from the previous clinic operations. As previously noted, we made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022 and releasing a significant portion of our staff. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

Effective December 8, 2022, we closed all of our clinic locations due to a lack of profitability and limited funding. Subsequent to that date we have given up possession of all clinic locations, and are in the process of negotiating settlements with leaseholders and other suppliers and contractors.

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

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC, and The Good Clinic, LLC. In addition, we rely on the operating activities of certain legal entities in which we do not maintain a controlling ownership interest but over which we have indirect influence and of which we are considered the primary beneficiary. We expect that these entities will typically be subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Significant Accounting Policies

Discontinued Operations: The accompanying financial statements are prepared with the guidance of ASU 2014-08, “Reporting Discontinued Operations”, and ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment.

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

Note 4: Discontinued Operations

On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on December 8, 2023. Additionally, the discontinued operations are comprised of the entirety of The Good Clinic, LLC. For comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of net loss and comprehensive loss and the condensed consolidated balance sheets.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	September 30,	December 31,
	2023	2022
Current assets - discontinued operations:
Cash	$1,665	$29,432
Accounts receivable	-	30,943
Prepaid expenses and deposits	-	62,090
Total current assets - discontinued operations	$1,665	$122,465

Noncurrent assets - discontinued operations:
Property and equipment	$-	$1,832,974
Right-of-use assets	-	460,254
Total noncurrent assets - discontinued operations	$-	$2,293,228

Current liabilities - discontinued operations:
Accounts payable	$5,555,218	$5,114,559
Accrued payroll and related liabilities	225,515	292,808
Other current liabilities	25,000	-
Accrued interest	176,362	176,362
Operating lease liabilities	3,973,069	349,109
Total current liabilities - discontinued operations	$9,955,164	$5,932,838

Long term liabilities - discontinued operations:
Operating lease liabilities	$-	$3,936,858
Total long term liabilities - discontinued operations	$-	$3,936,858

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended
	September 30,	September 30,
	2023	2022
Revenue	$-	$198,049
Cost of goods sold	-	2,262
Gross margin	-	195,787

Selling, general, and administrative expenses	(188,248)	(1,653,075)

Other (income) expense:
Gain on sale of assets	91,746	-
Gain on settlement of accounts payable	81,263	-
Loss from discontinued operations, net of tax	$(15,239)	$(1,457,288)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Revenue	$-	$487,510
Cost of goods sold	-	13,510
Gross margin	-	474,000

Selling, general, and administrative expenses	(1,085,269)	(5,536,920)

Other (income) expense:
Impairment of assets	(2,211,462)	-
Gain on sale of assets	102,967	-
Gain on settlement of accounts payable	81,263	-
Gain on settlement of operating lease	287,897	-
Loss from discontinued operations, net of tax	$(2,824,604)	$(5,062,920)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Nine months Ended
	September 30,	September 30,
	2023	2022

Depreciation expense	$78,230	$587,222
Cash used for construction in progress	$-	$(1,030,397)
Cash used for the purchase of fixed assets	$-	$(29,771)
Impairment of RTU assets	$544,063	$-
Impairment of property and equipment	$1,799,399	-

Note 5: Net Loss Per Share Applicable to Common Shareholders

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

The following table sets forth the computation of loss per share for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss applicable to common shareholders – continuing operations	$(2,068,872)	$(2,707,575)	$(12,965,966)	$(6,712,506)
Net loss applicable to common shareholders – discontinued operations	$(15,239)	$(1,457,288)	$(2,824,604)	$(5,062,920)

Net loss per share:
Basic and diluted – continuing operations	$(0.39)	$(0.59)	$(2.57)	$(1.52)
Basic and diluted – discontinued operations	$(0.00)	$(0.32)	$(0.56)	$(1.15)
Denominator:
Weighted average common shares outstanding	5,329,816	4,569,115	5,048,070	4,408,891

The Company excluded all common equivalent shares outstanding for warrants, options, and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2023 and 2022, the following shares were issuable and excluded from the calculation of diluted loss:

	For the Nine Months Ended
	September 30,
	2023	2022
Common stock options	100,934	327,099
Common stock purchase warrants	673,208	672,325
Convertible Preferred Stock	63,000	847,652
Accrued interest on Preferred Stock	33,105	30,451
Potentially dilutive securities	870,247	1,377,527

Note 6: Related Party Transactions

For the Nine Months Ended September 30, 2023:

The Company accrued dividends on its Series X Preferred Stock in the total amount of $45,423. Of this amount, a total of $5,905 was payable to officers and directors, $23,620 was payable to a related party shareholder, and $15,898 was payable to non-related parties.

The Company issued a total of 28,275 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 3,739 shares were issued to officers and directors, 14,586 were issued to a related party shareholder, and 9,950 were issued to non-related parties.

The Company issued 1,610 shares of its Series F Preferred Stock to Larry Diamond, it’s CEO, for the conversion of notes payable in the principal amount of $534,927, premium on notes payable of $75,146, accrued interest of $115,381, accrued salary of $250,106, and equity investment incentive in the amount of $634,114 for a total amount of $1,609,674. See notes 11 and 13.

The Company issued 210 shares of its Series F Preferred Stock to Juan Carlos Iturregui, a board member, for the conversion of notes payable in the principal amount of $48,162, premium on notes payable of $2,941, accrued interest of $7,295, accrued board fees of $67,500, and equity investment incentive in the amount of $84,073 for a total amount of $209,971. See notes 11 and 13.

The Company issued 318 shares of its Series F Preferred Stock to Tom Brodmerkel, it’s CFO and a board member, for the conversion of notes payable in the principal amount of $18,750, accrued interest of $2,101, accrued board fees of $45,000, accrued salary of $126,519, and equity investment incentive in the amount of $125,041 for a total amount of $317,411. See notes 11 and 13.

The Company issued 181,606 shares of its restricted common stock to Sheila Schweitzer, it’s COO and a board member, for the conversion of notes payable in the principal amount of $18,750, accrued interest of $2,101, and accrued salary of $64,434 for a total amount of $145,285. Ms. Schweitzer did not receive any equity investment incentive for this, or any other, transactions. The Company recorded a gain in the amount of $139,837 on this transaction. See notes 11 and 13.

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

The Company issued a 10% Promissory Note due as described below (the “Howe Note 2”), dated June 9, 2022, to Michael C. Howe Living Trust and in respect of which we received proceeds of $255,000. Michael C. Howe was the Chief Executive Officer of the Good Clinic LLC, one of the Company’s subsidiaries.

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

On June 13, 2022, the Company issued 4,000 ten-year stock options with an exercise price of $12.50 and a fair value of $23,316 to Tom Brodmerkel, its Chairman, for taking on the position of Chief Financial Officer.

On July 21, 2022, the Company issued a 10% Promissory Notes due to Michael C Howe Living Trust (the “Howe Note 3”) and in respect of which the Company received proceeds of $255,000. The Howe Note 3 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Howe Note 3 has a maturity date, as extended, that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 3 contains a “most favored nations” clause that provides that, so long as the Howe Note 3 is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Note, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 3. In addition, Mr. Howe will be issued (1) 2,460 five-year warrants and (2) 2,460 shares of Common Stock as commitment shares. The Commitment Shares are priced at $12.50. The Warrants have an initial exercise price of $25.00 per share. The Warrants are not exercisable for six months following their issuance. Mr. Howe may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $97,440 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $0 remained outstanding at September 30, 2022.

On July 21, 2022, the Company issued a 10% Promissory Note due to Juan Carlos Iturregui (the “Iturregui Note”) and in respect of which the Company received proceeds of $25,000. Mr. Iturregui is a member of the Company’s Board of Directors. The Iturregui Note carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Iturregui Note has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in The Iturregui Note, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Iturregui Note contains a “most favored nations” clause that provides that, so long as The Iturregui Note is outstanding, if the Company issues any new security, which Mr. Iturregui reasonably believes contains a term that is more favorable than those in The Iturregui Note, the Company shall notify Mr. Iturregui of such term, and such term, at the option of Mr. Iturregui, shall become a part of The Iturregui Note. In addition, Mr. Iturregui will be issued (1) 241 five-year warrants (the “Warrants”) and (2) 242 shares of Common Stock as commitment shares (“Commitment Shares”). The Commitment Shares are priced at $12.50. The Warrants have an initial exercise price of $25.00 per share. The Warrants are not exercisable for six months following their issuance. Mr. Iturregui may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $3,686 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $5,867 remained outstanding at September 30, 2022.

On August 4, 2022, the Company issued a 10% Promissory Note due to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (the “Finnegan Note 3”) and in respect of which the Company received proceeds of $25,000. The Finnegan Note 3 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Finnegan Note 3 has a maturity of February 3, 2023. The amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Finnegan Note 3, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 3 contains a “most favored nations” clause that provides that, so long as the Finnegan Note 3 is outstanding, if the Company issues any new security, which the Finnegans reasonably believes contains a term that is more favorable than those in the Finnegan Note 3, the Company shall notify the Finnegans of such term, and such term, at the option of the Finnegans, shall become a part of the Finnegan Note 3. In addition, the Finnegans will be issued in aggregate (1) 241 five-year warrants and (2) 241 shares of Common Stock as Commitment Shares. The Commitment Shares are priced at $12.50. The Warrants have an initial exercise price of $25.00 per share. The Warrants are not exercisable for six months following their issuance. The Finnegans may exercise the Warrants on a cashless basis if after the six-month anniversary of date of issuance, the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. Discounts in the amount of $2,898 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $6,405 remained outstanding at September 30, 2022.

On August 18, 2022, the Company issued a 10% Promissory Note due to Michael C Howe Living Trust (the “Howe Note 4”) and in respect of which the Company received proceeds of $170,000. The Howe Note 4 carries a 10% interest rate per annum, accrued monthly and payable at maturity. The Howe Note 4 has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The aggregate amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 4, the principal amount shall bear interest for each day until paid, at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 4 contains a “most favored nations” clause that provides that, so long as the Howe Note 4 is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 4, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 4. In addition, Mr. Howe will be issued 1,640 shares of Common Stock as commitment shares (the “Howe Note 4 Commitment Shares”). The Howe Note 4 Commitment Shares are priced at $12.50. Discounts in the amount of $25,128 were amortized to interest expense during the nine months ended September 30, 2022, and total discounts in the amount of $35,647 remained outstanding at September 30, 2022.

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Trade accounts payable	$1,466,337	$1,647,233
Accrued payroll and payroll taxes	437,263	298,108
Other	-	507
Total accounts payable and accrued liabilities	$1,903,600	$1,945,848

Note 8: Right to Use Assets and Lease Liabilities – Operating Leases

During the year ended December 31, 2022, the Company recognized an impairment of Right-to-Use (RTU) assets in the amount of $3.2 million in connection with the closing of its clinics during the period. During the nine months ended September 30, 2023, the Company recognized an additional impairment in the amount of $0.5 million in connection with its remaining leased properties. This amount is included in Net Loss from Discontinued Operations on the Company’s statement of operations for the three and nine months ended September 30, 2023.

As of September 30, 2023, the Company had total operating lease liabilities of approximately $94,000 and right-of-use assets of $0, which were included in the condensed consolidated balance sheet.

Right to use assets – operating leases are summarized below:

	September 30, 2023	December 31, 2022
Right to use assets, net	$-	$83,810

Operating lease liabilities are summarized below:

	September 30, 2023	December 31, 2022
Lease liability	$93,758	$93,758
Less: current portion	(93,758)	(93,758)
Lease liability, non-current	$-	$-

Maturity analysis under these lease agreements are as follows:

For the twelve months ended September 30, 2024	$99,477
For the twelve months ended September 30, 2025	-
For the twelve months ended September 30, 2026	-
For the twelve months ended September 30, 2027	-
For the twelve months ended September 30, 2028	-
Thereafter	-
Total	$99,477
Less: Present value discount	(5,719)
Lease liability	$93,758

Note 9: SBA Loan Payable

PPP Loan Conversion to SBA Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or “PPP”, established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020 (the “PPP Loan”). The PPP Loan bears interest at the rate of 1% per year. During the year ended December 31, 2022, the Company accrued interest in the amount of $4,632.

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the three months ended September 30, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the three and nine months ended September 30, 2023, the Company made principal payments of $4,836 on this loan; during the three and nine months ended September 30, 2023, the Company recorded interest in the amount of $1,081 and $3,351, respectively, on this loan.

Note 10: Notes Payable

AJB Note

On March 18, 2022, the Company entered into a Securities Purchase Agreement (the “AJB Agreement”) with AJB Capital Investments, LLC (“AJB”) with respect to the sale and issuance to AJB of: (i) an initial commitment fee in the amount of $430,000 in the form of 34,400 shares (the “AJB Commitment Fee Shares”) of the Company’s Common Stock, (ii) a promissory note in the aggregate principal amount of $750,000 (the “AJB Note”), and (iii) Common Stock Purchase Warrants to purchase 15,000 shares of the Company’s Common Stock (the “AJB Warrants”). The AJB Note and AJB Warrants were issued on March 17, 2022 and were held in escrow pending effectiveness of the AJB Agreement. Should AJB receive net proceeds of less than $430,000 from the sale of the AJB Commitment Fee Shares, the Company will issue additional shares to AJB or pay the shortfall amount to AJB in cash (the “AJB True-up Obligation”. The terms of the AJB Agreement resulted in the Company recording a derivative liability in the initial amount of $106,608. On November 18, 2022, the Company issued 91,328 shares of common stock to AJB and recorded a loss in the amount of $9,007 in connection with the settlement of the AJB True-up Obligation. See notes 12 and 14.

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

During the nine months ended September 30, 2023, a default penalty in the amount of $375,000 and an additional fee in the amount of $15,000 were added to the principal amount of the AJB note. During the three and nine months ended September 30, 2023, interest in the amounts of $6,270 and $62,897, respectively, was accrued on the AJB Note.

On April 11, 2023, an equity investment incentive in the amount of $800,800 representing 65% of the total amount due under the AJB Note, along with original principal of $750,000, the default penalty of $375,000, the fee of $15,000, and accrued interest of $92,000 (a total of $2,032,800) was converted to 2,033 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $800,800, there was no additional gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the AJB Note.

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

During the nine months ended September 30, 2023, a default penalty in the amount of $281,250 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson Investments Note. During the three and nine months ended September 30, 2023, interest in the amounts of $4,724 and $27,157, respectively, was accrued on the Anson Investments Note.

On April 11, 2023, an equity investment incentive in the amount of $602,815 representing 65% of the total amount due under the Anson Investments Note, along with original principal of $562,500, the default penalty of $281,250, the fee of $15,000, and accrued interest of $68,657 (a total of $1,530,222) was converted to 1,531 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $602,815, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Anson Investments Note.

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

During the nine months ended September 30, 2023, a default penalty in the amount of $93,750 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson East Note. During the three and nine months ended September 30, 2023, the amounts of $9,552 and $23,385, respectively, was accrued on the Anson East Note.

On April 11, 2023, an equity investment incentive in the amount of $207,763 representing 65% of the total amount due under the Anson East Note, along with original principal of $187,500, the default penalty of $93,750, the fee of $15,000, and accrued interest of $23,385 (a total of $527,398) was converted to 528 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $207,763, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Anson East Note.

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

During the nine months ended September 30, 2023, GS Capital converted an aggregate amount of $72,777 of principal and $8,679 of accrued interest in the GS Capital Note into an aggregate of 57,140 shares of the Company’s common stock at an average price of $1.46 per share. These conversions were made pursuant to the terms of the GS Capital Note, and no gain or loss was recorded on these transactions. During the nine months ended September 30, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the GS Capital Note. During the three and nine months ended September 30, 2023, interest in the amount of $2,374 and $13,965, respectively, was accrued on the GS Capital Note.

On April 11, 2023, an equity investment incentive in the amount of $249,439 representing 65% of the total amount due under the GS Capital Note, along with original principal of $205,000, the default penalty of $138,889, the fee of $15,000, and accrued interest of $24,864 (a total of $633,192) was converted to 634 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $249,439, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the GS Capital Note.

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

During the nine months ended September 30, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. During the three and nine months ended September 30, 2023, interest in the amounts of $19,641 and $51,502, respectively, was accrued on the Kishon Note. At September 30, 2023, principal and interest in the amount of $431,666 and $69,324, respectively, were due on the Kishon Note. This note was in default at December 31, 2022 and September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $2,164 and $6,469, respectively, was accrued on the Finnegan Note 1; principal and accrued interest in the amount of $51,765 and $9,754, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $2,706 and $8,084, respectively, was accrued on the M Diamond Note; principal and accrued interest in the amount of $64,705 and $12,013, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $1,353 and $4,042, respectively, was accrued on the Finnegan Note 2; principal and accrued interest in the amount of $32,353 and $6,007, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $3,235 and $29,706, respectively, was accrued on the Dragon Note.

On April 11, 2023, an equity investment incentive in the amount of $463,539 representing 65% of the total amount due under the Dragon Note, along with original principal of $647,059 and accrued interest of $66,078 (a total of $1,176,676) was converted to 1,177 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $463,539, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Dragon Note.

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

During the three and nine months ended September 30, 2023, interest in the amount of $13,382 and $43,614, respectively was accrued on the Mackay Note

On September 29, 2023, an equity investment incentive in the amount of $258,269 representing 65% of the total amount due under the Mackay Note, along with original principal of $294,118, premium of $29,412, accrued interest of $63,807, and fee of $10,000 (a total of $655,606) was converted to 656 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $258,269, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Mackay Note.

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

During the three and nine months ended September 30, 2023, interest in the amount of $1,071 and $3,174, respectively, was accrued on the Schrier Note; principal and accrued interest in the amount of $25,882 and $4,315, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $2,706 and $8,070 was accrued on the Nommsen Note; principal and accrued interest in the amount of $64,705 and $11,016, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $2,706 and $7,789, respectively, was accrued on the Caplan Note; principal and accrued interest in the amount of $64,705 and $10,320, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $1,353 and $3,816, respectively, was accrued on the Finnegan Note 3; principal and accrued interest in the amount of $32,353 and $5,016, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $5,460 and $15,481, respectively, was accrued on the Enright Note.

On September 29, 2023, an equity investment incentive in the amount of $102,116 representing 65% of the total amount due under the Enright Note, along with original principal of $120,000, premium of $12,000, and accrued interest of $20,380 (a total of $254,496) was converted to 255 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $102,116, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Enright Note.

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

During the three and nine months ended September 30, 2023, interest in the amount of $3,266 and $9,730, respectively, was accrued on the Mitchell Note; principal and accrued interest in the amount of $78,100 and $12,547, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $2,760 and $8,223, respectively, was accrued on the Lightmas Note; principal and accrued interest in the amount of $66,000 and $10,603, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $1,380 and $4,112, respectively, was accrued on the Lewis Note; principal and accrued interest in the amount of $33,000 and $5,302, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $1,380 and $4,112, respectively, was accrued on the Goff Note; principal and accrued interest in the amount of $33,000 and $5,302, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $4,600 and $13,700, respectively, was accrued on the Hagan Note; principal and accrued interest in the amount of $110,000 and $17,526, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

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

During the three and nine months ended September 30, 2023, interest in the amount of $0 and $10,192, respectively, was accrued on the Darling Note. On April 11, 2023, an equity investment incentive in the amount of $153,927 representing 65% of the total amount due under the Darling Note, along with original principal of $220,000 and accrued interest of $16,811 (a total of $390,738) was converted to 391 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $153,927, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Darling Note.

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

During the three and nine months ended September 30, 2023, interest in the amount of $2,300 and $6,848, respectively, was accrued on the Leath Note; principal and accrued interest in the amount of $55,000 and $8,489, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

Cavalry Note

On October 5, 2022, the Company issued a 10% Promissory Note in the principal amount of $500,000 to the Cavalry Fund LLP (“Cavalry”), (the “Cavalry Note”) with a due date of December 31, 2022. The Cavalry Note is subject to an exchange agreement (the “Series E Exchange Agreement”) whereby Cavalry will exchange (a) amounts due under the Cavalry Note, (b) 1,000,000 shares of the Company’s Series C Convertible Preferred Stock, and (c) 750,000 shares of the Company’s Series D Convertible Preferred Stock for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Cavalry Note plus 150% of the stated value of the Series C and Series D convertible Preferred Stock. See note 13. The Cavalry Note bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Cavalry Note is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Cavalry Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Cavalry Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Cavalry reasonably believes contains a term that is more favorable than those in the Cavalry Note, the Company shall notify the Cavalry of such term, and such term, at the option of Cavalry, shall become a part of the Cavalry Note. In addition, Cavalry received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Costs in the amount of $7,500 were also charged to discount on the Cavalry Note. Discounts in the amount of $10,500 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $500,000 and $11,918, respectively, were due on the Cavalry Note at December 31, 2022.

Concurrent with the Cavalry Note, the Company entered into an exchange agreement (the “Cavalry Exchange Agreement”). Pursuant to the Cavalry Exchange Agreement, Cavalry shall exchange (a) 1,000,000 shares of the Company’s Series C Convertible Preferred Stock (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock and (c) amounts owing under the Cavalry Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Cavalry Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Cavalry Exchange Agreement during the year ended December 31, 2022. See note 13.

During the three and nine months ended September 30, 2023, interest in the amount of $0 and $25,415 was accrued on the Cavalry Note. On April 11, 2023, an equity investment incentive in the amount of $349,266 representing 65% of the total amount due under the Cavalry Note, along with original principal of $500,000 and accrued interest of $37,333 (a total of $886,599) was converted to 887 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $349,266, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Cavalry Note.

Mercer Note 1

On October 7, 2022, the Company issued a 10% Promissory Note in the principal amount of $300,000 to the Mercer Street Global Opportunity Fund (“Mercer”), (the “Mercer Note 1”) with a due date of December 31, 2022. The Mercer Note 1 is subject to the Series E Exchange Agreement whereby Mercer will exchange (a) amounts due under the Mercer Note 1, (b) 47,619 shares of the Company’s Series C Convertible Preferred Stock, and (c) 750,000 shares of the Company’s Series D Convertible Preferred Stock for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Mercer Note 1 plus 150% of the stated value of the Series C and Series D convertible Preferred Stock. See note 13. The Mercer Note 1 bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Mercer Note 1 is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Mercer Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mercer Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mercer reasonably believes contains a term that is more favorable than those in the Mercer Note 1, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Mercer Note 1. In addition, Mercer received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Interest in the amount of $6,986 was accrued on the Mercer Note 1 during the year ended December 31, 2022. Discounts in the amount of $10,500 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $300,000 and $6,986, respectively, were due on the Mercer Note 1 at December 31, 2022.

Concurrent with the Mercer Note 1, the Company entered into an exchange agreement (the “Mercer Exchange Agreement”). Pursuant to the Mercer Exchange Agreement, Mercer shall exchange (a) 47,619 shares of the Company’s Series C Convertible Preferred Stock, (b) 750,000 shares of the Company’s Series D Convertible Preferred Stock, and (c) amounts owing under the Mercer Note, for a number of Series E Convertible Preferred Stock (the “Series E Shares”) equal to 150% of the principal amount of the Mercer Note, plus 150% of the stated value of the Series C Shares and Series D Shares (the “Series E Exchange Value”). No transactions occurred pursuant to the Cavalry Exchange Agreement during the year ended December 31, 2022. See note 13.

During the three and nine months ended September 30, 2023, interest in the amount of $0 and $15,247, respectively, was accrued on the Mercer Note 1. On April 11, 2023, an equity investment incentive in the amount of $209,452 representing 65% of the total amount due under the Mercer Note 1, along with original principal of $300,000 and accrued interest of $22,233 (a total of $531,685) was converted to 531 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $209,452, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Mercer Note 1.

Pinz Note

On October 10, 2022, the Company issued a 10% Promissory Note in the principal amount of $30,000 to the Pinz Capital Special Opportunities Fund (“Pinz”), (the “Pinz Note”) with a due date of December 31, 2022. The Pinz Note is subject to the Series E Exchange Agreement whereby Pinz will exchange (a) amounts due under the Pinz Note, (b) 100,000 shares of the Company’s Series D Convertible Preferred Stock for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Pinz Note plus 150% of the stated value of the Series D convertible Preferred Stock. See note 13. The Pinz Note bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Pinz Note is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Pinz Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Pinz Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which the Pinz Fund LLP reasonably believes contains a term that is more favorable than those in the Pinz Note, the Company shall notify the Pinz Fund LLP of such term, and such term, at the option of the Pinz Fund, LLP, shall become a part of the Pinz Note. In Interest in the amount of $6,986 was accrued on the Pinz Note during the year ended December 31, 2022. Discounts in the amount of $2,100 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $30,000 and $674, respectively, were due on the Pinz Note at December 31, 2022.

Concurrent with the Pinz Note, the Company entered into an exchange agreement (the “Pinz Exchange Agreement”). Pursuant to the Pinz Exchange Agreement, Pinz shall exchange (a) 100,000 shares of the Company’s Series D Convertible Preferred Stock, and (b) amounts owing under the Pinz Note, for a number of Series E Convertible Preferred Stock equal to 150% of the principal amount of the Pinz Note, plus 150% of the stated value of the Series D Shares. No transactions occurred pursuant to the Pinz Exchange Agreement during the year ended December 31, 2022. See note 13.

During the three and nine months ended September 30, 2023, interest in the amount of $1,650 and $15,247, respectively, was accrued on the Pinz Note. On April 11, 2023, an equity investment incentive in the amount of $20,929 representing 65% of the total amount due under the Pinz Note, along with original principal of $30,000 and accrued interest of $2,198 (a total of $53,127) was converted to 54 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $20,929, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Pinz Note.

Mercer Note 2

On October 24, 2022, the Company issued a 10% Promissory Note in the principal amount of $100,000 to Mercer (the “Mercer Note 2”) with a due date of December 31, 2022. The Mercer Note 2 is subject to the Series E Exchange Agreement whereby Mercer will exchange (a) amounts due under the Mercer Note 2 for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Mercer Note 2. See note 13. The Mercer Note 2 bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Mercer Note 2 is not converted pursuant to the Series E Exchange Agreement by December 10, 2022. Following an event of default as defined in the Mercer Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mercer Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mercer reasonably believes contains a term that is more favorable than those in the Mercer Note 2, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Mercer Note 2. In addition, Mercer received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Interest in the amount of $1,863 was accrued on the Mercer Note 2 during the year ended December 31, 2022. Discounts in the amount of $1,900 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $100,000 and $1,863, respectively, were due on the Mercer Note 2 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $0 and $5,076, respectively, was accrued on the Mercer Note 2. On April 11, 2023, an equity investment incentive in the amount of $69,510 representing 65% of the total amount due under the Mercer Note 2, along with original principal of $100,000 and accrued interest of $6,939 (a total of $176,449) was converted to 177 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $69,510, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Mercer Note 2.

Mercer Note 3

On December 2, 2022, the Company issued a 10% Promissory Note in the principal amount of $125,000 to Mercer (the “Mercer Note 3”) with a due date of May 21, 2023. The Mercer Note 3 is subject to the Series E Exchange Agreement whereby Mercer will exchange amounts due under the Mercer Note 3 for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of the Mercer Note 3. See note 13. The Mercer Note 3 bears interest at the rate of 10% per annum which will accrue from the date of the note only if the Mercer Note 3 is not converted pursuant to the Series E Exchange Agreement by May 10, 2023. Following an event of default as defined in the Mercer Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Mercer Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mercer reasonably believes contains a term that is more favorable than those in the Mercer Note 3, the Company shall notify Mercer of such term, and such term, at the option of Mercer, shall become a part of the Mercer Note 3. In addition, Mercer received five-year warrants to purchase 750 shares of common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet. determined. Discounts in the amount of $4,028 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $20,972 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $125,000 and $993, respectively, were due on the Mercer Note 3 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $0 and $3,521, respectively, was accrued on the Mercer Note 3. Also during the three and nine months ended September 30, 2023, discounts in the amount of $12,500 and $20,972, respectively, were amortized to interest expense. On April 11, 2023, an equity investment incentive in the amount of $67,934 representing 65% of the total amount due under the Mercer Note 3, along with original principal of $100,000 and accrued interest of $4,514 (a total of $172,448) was converted to 173 shares of the Company’s Series F Preferred Stock. The premium on the Mercer Note 3 in the amount of $25,000 was forgiven by Mercer, and the Company recognized a gain on forgiveness of debt in the amount of $25,000. Other than the equity investment incentive of $67,934, there was no other gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Mercer Note 3.

These amounts are reflected in the table below:

	September 30, 2023	December 31, 2022
Notes Payable	$1,143,235	$5,144,741
Less: Discount	-	(32,040)
Notes payable - net of discount	$1,143,235	$5,112,701

Current Portion, net of discount	$1,143,235	$5,112,701
Long-term portion, net of discount	$-	$-

Interest expense on notes payable was $69,525 and $50,321 for the three months ended September 30, 2023 and 2022, respectively; interest expense on notes payable was $413,137 and $86,438 for the nine months ended September 30, 2023 and 2022, respectively. Accrued interest on notes payable was $187,264 and $362,094 at September 30, 2023 and December 31, 2022, respectively.

Note 11: Notes Payable – Related Parties

Howe Note 1

On December 30, 2021, we issued a 10% Promissory Note in the principal amount of $1,000,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 1”). Michael C. Howe was the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 1 bears interest at the rate of 10% interest rate per annum and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five (5) business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 1 was $850,000; the amount payable at maturity will be $1,000,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default, as defined in the Howe Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 1 entered delinquent status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security, which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 1, we shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 1. In addition, Mr. Howe five-year warrants to purchase 42,000 shares of common stock at a price of $25.00 per share, and five-year warrants to purchase 42,000 shares of common stock at $37.50 per share with an aggregate fair value of $261,568 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $106,795 was accrued on the Howe Note 1 during the year ended December 31, 2022. Discounts in the amount of $511,568 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $1,100,000 and $106,795, respectively, were due on the Howe Note 1 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $46,000 and $138,261, respectively, was accrued on the Howe Note 1; principal and accrued interest in the amount of $1,100,000 and $245,056, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023. See note 16.

Diamond Note 1

On February 24, 2022, the Company issued a 10% Promissory Note in the principal amount of $175,000 in a related party transaction to Lawrence Diamond, who was Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 1”). The Diamond Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 1 was $148,750; the amount payable at maturity will be $175,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 1 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 1, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 2. In addition, Mr. Diamond received five-year warrants to purchase 7,350 shares of common stock at a price of $25.00 per share, and five-year warrants to purchase 7,350 shares of common stock at $37.50 per share with an aggregate fair value of $2,914 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $16,052 was accrued on the Diamond Note 1 during the year ended December 31, 2022. Discounts in the amount of $46,664 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $192,500 and $16,052, respectively, were due on the Diamond Note 1 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $7,963 and $24,024, respectively, was accrued on the Diamond Note 1

On September 29, 2023, an equity investment incentive in the amount of $151,174 representing 65% of the total amount due under the Diamond Note 1, along with original principal of $175,000, premium of $17,500, and accrued interest of $40,076 (a total of $383,750) was converted to 384 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $151,174, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Diamond Note 1.

Diamond Note 2

On March 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $235,294 in a related party transaction to Lawrence Diamond, who was Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 2). The Diamond Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 2 was $200,000; the amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 2, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 2. In addition, Mr. Diamond received five-year warrants to purchase 1,930 shares of common stock at a price of $25.00 per share a fair value of $2,213 at the date of issuance, which was recorded as a discount to this note. Interest in the amount of $1,676 was accrued on the Diamond Note 2 during the year ended December 31, 2022. Principal in the amount of $235,294 was paid on the Diamond Note 2 during the year ended December 31, 2022. Discounts in the amount of $61,036 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $23,529 and $1,676, respectively, were due on the Diamond Note 2 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $0 was accrued on the Diamond Note 2

On September 29, 2023, an equity investment incentive in the amount of $16,398 representing 65% of the total amount due under the Diamond Note 2, along with the premium of $23,529 and accrued interest of $1,699 (a total of $41,626) was converted to 42 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $16,398, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Diamond Note 2.

Diamond Note 3

On April 27, 2022, the Company issued a 10% Promissory Note in the principal amount of $235,294 in a related party transaction to Lawrence Diamond, who was Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 3”). The Diamond Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 3 was $200,000; the amount payable at maturity will be $235,294 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 3 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 3, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 3. In addition, Mr. Diamond received five-year warrants to purchase 1,930 shares of common stock at a price of $25.00 per share with a fair value of $8,800 at the date of issuance, and 1,930 shares of common stock with a value of $16,200; these amounts were recorded as discounts on the Diamond Note 3. Interest in the amount of $17,586 was accrued on the Diamond Note 3 during the year ended December 31, 2022. Discounts in the amount of $83,823 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $258,823 and $17,586, respectively, were due on the Diamond Note 3 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $10,706 and $32,244, respectively, was accrued on the Diamond Note 3.

On September 29, 2023, an equity investment incentive in the amount of $200,624 representing 65% of the total amount due under the Diamond Note 3, along with original principal of $235,294, premium of $23,529, and accrued interest of $49,830 (a total of $509,277) was converted to 509 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $200,624, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Diamond Note 3.

Diamond Note 4

On May 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $47,059 in a related party transaction to Lawrence Diamond, who was Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 4”). The Diamond Note 4 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 4 was $40,000; the amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 4, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 4 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 4 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 4, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 4. In addition, Mr. Diamond received five-year warrants to purchase 386 shares of common stock at a price of $25.00 per share with a fair value of $2,960 at the date of issuance, and 1,930 shares of common stock with a value of $3,160; these amounts were recorded as discounts on the Diamond Note 4. Interest in the amount of $3,245 was accrued on the Diamond Note 4 during the year ended December 31, 2022. Discounts in the amount of $17,885 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $51,765 and $3,245, respectively, were due on the Diamond Note 4 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $2,141 and $6,446 was accrued on the Diamond Note 4.

On September 29, 2023, an equity investment incentive in the amount of $39,946 representing 65% of the total amount due under the Diamond Note 4, along with original principal of $47,059, premium of $4,706, and accrued interest of $9,691 (a total of $101,402) was converted to 101 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $200,624, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Diamond Note 4.

Diamond Note 5

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 in a related party transaction to Lawrence Diamond, who was Chief Executive Officer and a member of our Board of Directors (the “Diamond Note 5”). The Diamond Note 5 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Diamond Note 5 was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Diamond Note 5, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Diamond Note 5 entered default status on December 1, 2022, and the interest rate increased to 18%. The Diamond Note 5 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Diamond reasonably believes contains a term that is more favorable than those in the Diamond Note 5, the Company shall notify Mr. Diamond of such term, and such term, at the option of Mr. Diamond, shall become a part of the Diamond Note 5. In addition, Mr. Diamond received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $2,500 at the date of issuance, and 483 shares of common stock with a value of $4,050; these amounts were recorded as discounts to the Diamond Note 5. Interest in the amount of $3,929 was accrued on the Diamond Note 5 during the year ended December 31, 2022. Discounts in the amount of $21,256 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $3,929, respectively, were due on the Diamond Note 5 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $2,677 and $8,055, respectively, was accrued on the Diamond Note 5.

On September 29, 2023, an equity investment incentive in the amount of $49,849 representing 65% of the total amount due under the Diamond Note 5, along with original principal of $58,824, premium of $5,882, and accrued interest of $11,984 (a total of $126,539) was converted to 127 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $200,624, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Diamond Note 5.

Lindstrom Note 1

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $41,176 in a related party transaction to Jenny Lindstrom, who was the Company’s Chief Legal Officer (the “Lindstrom Note 1”). The Lindstrom Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Lindstrom Note 1 was $35,000; the amount payable at maturity will be $41,176 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Lindstrom Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lindstrom Note 1 entered default status on December 1, 2022, and the interest rate increased to 18%. The Lindstrom Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Lindstrom reasonably believes contains a term that is more favorable than those in the Lindstrom Note 1, the Company shall notify Ms. Lindstrom of such term, and such term, at the option of Ms. Lindstrom, shall become a part of the Lindstrom Note 1. In addition, Ms. Lindstrom received five-year warrants to purchase 338 shares of common stock at a price of $25.00 per share with a fair value of $1,750 at the date of issuance, and 338 shares of common stock with a value of $2,835; these amounts were recorded as discounts to the Lindstrom Note 1. Interest in the amount of $2,750 was accrued on the Lindstrom Note 1 during the year ended December 31, 2022. Discounts in the amount of $14,879 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $45,294 and $2,750, respectively, were due on the Lindstrom Note 1 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $1,894 and $5,659, respectively, was accrued on the Lindstrom Note; principal and accrued interest in the amount of $45,294 and $8,409, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

Dobbertin Note

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $17,647 in a related party transaction to Alexander Dobbertin (the “Dobbertin Note”). Mr. Dobbertin is the spouse of Jenny Lindstrom, who was the Company’s Chief Legal Officer. The Dobbertin Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Dobbertin Note was $15,000; the amount payable at maturity will be $17,647 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Dobbertin Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Dobbertin Note entered default status on December 1, 2022, and the interest rate increased to 18%. The Dobbertin Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Dobbertin reasonably believes contains a term that is more favorable than those in the Dobbertin Note, the Company shall notify Mr. Dobbertin of such term, and such term, at the option of Mr. Dobbertin, shall become a part of the Dobbertin Note. In addition, Mr. Dobbertin received five-year warrants to purchase 145 shares of common stock at a price of $25.00 per share with a fair value of $750 at the date of issuance, and 145 shares of common stock with a value of $1,215; these amounts were recorded as discounts to the Dobbertin Note. Interest in the amount of $1,179 was accrued on the Dobbertin Note during the year ended December 31, 2022. Discounts in the amount of $6,377 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $19,412 and $1,179, respectively, were due on the Dobbertin Note at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $811 and $2,425, respectively, was accrued on the Dobbertin Note; principal and accrued interest in the amount of $19,412 and $3,604, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

Howe Note 2

On June 9, 2022, the Company issued a 10% Promissory Note in the principal amount of $300,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 2”). Michael C. Howe was the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 2 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 2 was $255,000; the amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Howe Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 2 entered default status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 2, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 2. In addition, Mr. Howe received five-year warrants to purchase 2,460 shares of common stock at a price of $25.00 per share with a fair value of $10,965 at the date of issuance, and 2,460 shares of common stock with a value of $22,440; these amounts were recorded as discounts to the Howe Note 2. Interest in the amount of $18,888 was accrued on the Howe Note 2 during the year ended December 31, 2022. Discounts in the amount of $108,405 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $330,000 and $18,888, respectively, were due on the Howe Note 2 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $13,800 and $41,212, respectively, was accrued on the Howe Note 2; principal and accrued interest in the amount of $330,000 and $60,100, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

Howe Note 3

On July 21, 2022, the Company issued a 10% Promissory Note in the principal amount of $300,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 3”). Michael C. Howe was the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, as extended, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 3 was $255,000; the amount payable at maturity will be $300,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Howe Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 3 entered default status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 3, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 3. In addition, Mr. Howe received five-year warrants to purchase 2,460 shares of common stock at a price of $25.00 per share with a fair value of $9,945 at the date of issuance, and 2,460 shares of common stock with a value of $12,495; these amounts were recorded as discounts to the Howe Note 3. Interest in the amount of $15,436 was accrued on the Howe Note 3 during the year ended December 31, 2022. Discounts in the amount of $97,440 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $330,000 and $15,436, respectively, were due on the Howe Note 3 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $13,800 and $41,164, respectively, was accrued on the Howe Note 3; principal and accrued interest in the amount of $330,000 and $56,600, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

Iturregui Note 1

On July 21, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 in a related party transaction to Juan Carlos Iturregui, who was a member of the Company’s Board of Directors (the “Iturregui Note 1”). The Iturregui Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) January 21, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Iturregui Note 1 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Iturregui Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Iturregui Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Iturregui reasonably believes contains a term that is more favorable than those in the Iturregui Note 1, the Company shall notify Mr. Iturregui of such term, and such term, at the option of Mr. Iturregui, shall become a part of the Iturregui Note 1. In addition, Mr. Iturregui received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $975 at the date of issuance, and 242 shares of common stock with a value of $1,225; these amounts were recorded as discounts to the Iturregui Note 1. Interest in the amount of $1,313 was accrued on the Iturregui Note 1 during the year ended December 31, 2022. Discounts in the amount of $8,464 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $1,089 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $32,353 and $1,313, respectively, were due on the Iturregui Note 1 at December 31, 2022.

During the three and nine months ended September 2023, interest in the amount of $1,338 and $3,881, respectively, was accrued on the Iturregui Note 1.

On September 29, 2023, an equity investment incentive in the amount of $24,406 representing 65% of the total amount due under the Iturregui Note 1, along with original principal of $29,412, premium of $2,941, and accrued interest of $5,194 (a total of $61,953) was converted to 62 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $24,406, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At September 30, 2023, there were no amounts due under the Iturregui Note 1.

Howe Note 4

On August 18, 2022, the Company issued a 10% Promissory Note in the principal amount of $200,000 in a related party transaction to the Michael C. Howe Living Trust (the “Howe Note 4”). Michael C. Howe was the Chief Executive Officer of the Good Clinic LLC, one of our subsidiaries. The Howe Note 4 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Howe Note 4 was $170,000; the amount payable at maturity will be $200,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Howe Note 4, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Howe Note 4 entered default status on December 1, 2022, and the interest rate increased to 18%. The Howe Note 4 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Howe reasonably believes contains a term that is more favorable than those in the Howe Note 4, the Company shall notify Mr. Howe of such term, and such term, at the option of Mr. Howe, shall become a part of the Howe Note 4. In addition, Mr. Howe received 1,640 shares of common stock with a value of $10,775; this amount was recorded as a discount to the Howe Note 4. Interest in the amount of $8,756 was accrued on the Howe Note 4 during the year ended December 31, 2022. Discounts in the amount of $60,775 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $220,000 and $8,756, respectively, were due on the Howe Note 4 at December 31, 2022.

During the three and nine months ended September 30, 2023, interest in the amount of $9,200 and $27,977, respectively, was accrued on the Howe Note 4; principal and accrued interest in the amount of $220,000 and $36,733, respectively, were due on this note at September 30, 2023. This note was in default at September 30, 2023.

November 29, 2022 Notes

On November 29, 2022, the Company issued seven identical promissory notes (the “November 29 Notes”) in related party transactions to the following individuals: (1) Thomas Brodmerkel, who was the Company’s CFO and Board Member; (2) Lawrence Diamond, who was the Company’s Chief Executive Officer and Board Member; (3) Sheila Schweitzer, who was Board Member; (4) Faraz Naqvi, a former Board Member; (5) Juan Carlos Iturregui, who was a Board Member; (6) Jenny Lindstrom, who was the Company’s former Vice President and Chief Legal Officer; and (7) Michael C. Howe, who was the Chief Executive Officer of The Good Clinic, one of our subsidiaries (collectively, the “November 29 Lenders”).

The November 29 notes have due dates of May 28, 2023. The November 29 Notes are subject to the Series E Exchange Agreement whereby each of the November 29 Lenders will exchange (a) amounts due under the November 29 Notes for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of each November 29 Note. See note 13. The November 29 Notes bear interest at the rate of 10% per annum which will accrue from the date of the note only if the November 29 Notes are not converted pursuant to the Series E Exchange Agreement by May 10, 2023. Following an event of default as defined in the November 29 Notes, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The November 29 Notes contain a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which November 29 Lender reasonably believes contains a term that is more favorable than those in the November 29 Note, the Company shall notify the November 29 Lenders of such term, and such term, at the option of the November 29 Lenders, shall become a part of the November 29 Note. In addition, each of the November 29 Lenders will receive five-year warrants to purchase 750 shares of the Company’s common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022 because the exercise price was not yet determined. Discounts in the amount of $667 were amortized to interest expense for each of the November 29 Notes during the year ended December 31, 2022, and discounts in the amount of $3,083 remained outstanding for each of the November 29 Notes at December 31, 2022. Principal and accrued interest in the amounts $18,750 and $164, respectively, were due on each of the seven November 29 Note at December 31, 2022.

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

During the three and nine months ended September 30, 2023, interest in the amount of $854 and $1,937, respectively, was accrued on each of the November 29 Notes.

On September 29, 2023, three of the November 29 Lenders (1) Thomas Brodmerkel, (2) Lawrence Diamond, and (3) Faraz Naqvi converted their November 29 Notes into shares of the Company’s Series F Preferred Stock as follows: Each of the noteholders converted an equity investment incentive in the amount of $13,553 representing 65% of the total amount due under the November 29 Note , along with original principal of $18,750 and accrued interest of $2,101 (a total of $34,404) into 34 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentives of $13,553, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share.

On September 29, 2023, one of the November 29 Lenders, Sheila Schweitzer, converted her November 29 Note into shares of the Company’s restricted common stock as follows: principal of $18,750 and accrued interest of $2,101 were converted at a price of $0.80 per share into 26,064 shares of the Company’s common stock.

At September 30, 2023, there were no amounts due under the converted notes; there was principal and interest in the aggregate amount of $56,250 and $6,303, respectively, due on the three November 29 Notes that were not converted.

These amounts are reflected in the table below:

	September 30, 2023	December 31, 2022
Notes Payable	$2,100,956	$2,799,632
Less: Discount	$-	$(22,670)
Notes payable – net of discounts	$2,100,956	$2,776,962

Current Portion, net of discount	$2,100,956	$2,776,962
Long-term portion, net of discount	$-	$-

Interest expense on notes payable – related parties was $116,308 and $27,174 for the three months ended September 30, 2023 and 2022, respectively; interest expense on notes payable – related parties was $358,894 and $120,866 for the nine months ended September 30, 2023 and 2022, respectively. Accrued interest on notes payable – related parties was $416,805 and $198,753 at September 30, 2023 and December 31, 2022, respectively.

Note 12: Derivative Liabilities

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

Derivative liability activity for the for the periods ended September 30, 2023, December 31, 2022 and 2021 is summarized in the table below:

December 31, 2021	$-
True-up features issued	192,375
Settled upon conversion or exercise	(310,641)
Loss on revaluation	687,178
December 31, 2022	$568,912
Settled upon conversion or exercise	(501,740)
Loss on revaluation	85,765
September 30, 2023	$152,937

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following table summarizes the assumptions for the valuations:

December 31,
2022
Volatility	95.1% to 123.2%
Stock Price	$1.06 to 3.50
Risk-free interest rates	4.35% to 4.37%
Term (years)	0.73 to 0.86

September 30,
2023
Volatility	159.6% to 540.40%
Stock Price	$0.025 to 1.44
Risk-free interest rates	4.35 to 5.24%
Term (years)	0.11 to 0.61

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

Note 13: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 5,544,519 shares were issued and outstanding on September 30, 2023.

Common Stock Transactions During the Nine Months Ended September 30, 2023

On January 23, 2023, the Company issued 150,000 shares of common stock at the market price of $3.45 per share to a service provider. The aggregate value of $517,500 was charged to operations during the nine months ended September 30, 2023.

On February 21, 2023, the Company issued 150,000 shares of common stock at the market price of $2.53 per share to a service provider. The aggregate value of $379,500 was charged to operations during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, GS Capital converted principal and accrued interest in a convertible note payable into shares of common stock as follows: On February 14, 2023, principal of $15,000 and accrued interest of $1,632 were converted at a price of $1.74 per share into 9,846 shares of common stock; on February 28, 2023, principal of $17,777 and accrued interest of $2,057 were converted at a price of $1.50 per share into 13,555 shares of common stock; on March 9, 2023, principal of $20,000 and accrued interest of $2,399 were converted at a price of $1.50 per share into 15,265 shares of common stock; and on March 28, 2023, principal of $20,000 and accrued interest of $2,581 were converted at a price of $1.25 per share into 18,472 shares of common stock. These conversions were made pursuant to the terms of the convertible note agreement and no gain or loss was recognized on these transactions.

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

On April 4, 2023, the Company issued 94,738 shares of common stock to GS Capital at an average price of pursuant to a make-whole agreement entered into in connection with the GS Capital Warrants. See note 10. A gain in the amount of $21,506 was recorded on the settlement of this derivative liability. See note 12.

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

On August 21, 2023, the Company issued 131,362 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $105,089. A gain in the amount of $59,112 was recorded on this transaction.

On August 21, 2023, the Company issued 43,750 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $35,000. A gain in the amount of $19,687 was recorded on this transaction.

On August 21, 2023, the Company issued 49,226 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $39,380. A gain in the amount of $22,151 was recorded on this transaction.

Effective September 29, 2023, the Company’s now former Chief Operating Officer and now former board member converted a note in the amount of $18,750, accrued interest of $2,101, accrued salary of $64,434, and board of director fees of $60,000 (a total of $145,285) at a price of $0.80 per share into 181,606 shares of the Company’s common stock. A gain in the amount of $138,531 was recorded on this transaction.

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

On March 31, 2022, the Company issued 34,400 Commitment Fee Shares to AJB Capital Investors, LLC; see note 9. The Company utilized an outside valuation consultant to value the commitment fee shares, the True-Up Provision, and warrants. A Monte Carlo model was used to value the warrants and call features, and a probability weighted expected return model was used to value the True-Up Provision. The contractual price of the common stock $12.50 per share; valuation purposes, the common stock was valued at the market price on the date of the transaction of $6.14 per share. The derivative liability was valued at $106,608 on the date of the transaction. The discount on the notes due to the Commitment Fee Shares and warrants was valued at $349,914. The Company recorded the amount of $226,106 to additional paid-in capital pursuant to this transaction.

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

On June 7, 2022, the Company issued 8,103 shares of common stock at a price of $12.50 per share to investors for accumulated dividends on Series X Preferred Stock. See Note 13.

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

On July 7, 2022, the Company issued 2,412 shares of common stock to William Mackay at a contractual price of $12.50 per share and a market price at issuance date of $7.45 per share as commitment shares as set forth and defined in the Mackay Note. The Company recorded these shares at their relative fair value of the components of Mackay Note, or $12,500, and recorded a gain in the amount of $5,456 on this transaction. The Company also issued five-year warrants to purchase 2,412 shares of common stock at a price of $25.00 to Mr. Mackay pursuant to the Mackay Note. See Note 10.

On July 7, 2022, the Company issued 193 shares of common stock to Charlies Schrier at a contractual price of $12.50 per share and a market price at issuance date of $7.45 per share as commitment shares as set forth and defined in the Schrier Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,000, and recorded a gain in the amount of $436 on this transaction. The Company also issued five-year warrants to purchase 193 shares of common stock at a price of $12.50 to Mr. Schrier pursuant to the Schrier Note. See Note 10.

On July 21, 2022, the Company issued 241 shares of common stock to Juan Carlos Iturregui, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $7.23 per share as commitment shares as set forth and defined in the Iturregui Note. The Company recorded these shares at their relative fair value of the components of Schrier Note, or $1,225, and recorded a gain in the amount of $518 on this transaction. The Company also issued five-year warrants to purchase 241 shares of common stock at a price of $12.50 to Mr. Iturregui pursuant to the Iturregui Note. See Note 11.

On July 21, 2022, the Company issued 2,460 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $7.23 per share as commitment shares as set forth and defined in the Howe Note 3. The Company recorded these shares at their relative fair value of the components of Howe Note 3, or $12,495, and recorded a gain in the amount of $5,729 on this transaction. The Company also issued five-year warrants to purchase 2,460 shares of common stock at a price of $12.50 to the Michael C. Howe Living Trust pursuant to the Howe Note 3. See Note 11.

On July 26, 2022, the Company issued 482 shares of common stock to Eric S. Nommsen at a contractual price of $12.50 per share and a market price at issuance date of $6.84 per share as commitment shares as set forth and defined in the Nommsen Note. The Company recorded these shares at their relative fair value of the components of Nommsen Note, or $2,350, and recorded a gain in the amount of $949 on this transaction. The Company also issued five-year warrants to purchase 482 shares of common stock at a price of $12.50 to Mr. Nommsen pursuant to the Nommsen Note. See Note 10.

On July 27, 2022, the Company issued 482 shares of common stock to James H. Caplan at a contractual price of $12.50 per share and a market price at issuance date of $6.94 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their relative fair value of the components of the Caplan Note, or $2,350, and recorded a gain in the amount of $995 on this transaction. The Company also issued five-year warrants to purchase 482 shares of common stock at a price of $12.50 to Mr. Caplan pursuant to the Caplan Note. See Note 10.

On August 4, 2022, the Company issued a total of 241 shares of common stock to Jessica, Kevin C., Brody, Isabella, and Jack Finnegan at a contractual price of $12.50 per share and a market price at issuance date of $6.42 per share as commitment shares as set forth and defined in the Finnegan Note 3. The Company recorded these shares at their relative fair value of the components of the Finnegan Note 3, or $1,000, and recorded a gain in the amount of $448 on this transaction. The Company also issued five-year warrants to purchase a total of 241 shares of common stock at a price of $12.50 to the holders of the Finnegan Note 3. See Note 10.

On August 4, 2022, the Company issued 984 shares of common stock to Jack Enright at a contractual price of $12.50 per share and a market price at issuance date of $6.42 per share as commitment shares as set forth and defined in the Caplan Note. The Company recorded these shares at their fair value of $6,317. See Note 10.

On August 4, 2022, the Company issued 12,064 shares of common stock to a service provider as payment for investor relations services. The transaction was effective August 1, 2022 and has a six month term. The shares were valued at the closing price of the Company’s common stock on August 4, 2022, of $6.42 per share or $77,448.

On August 18, 2022, the Company issued 1,640 shares of common stock to the Michael C. Howe Living Trust, a related party, at a contractual price of $12.50 per share and a market price at issuance date of $6.57 per share as commitment shares as set forth and defined in the Howe Note 4. The Company recorded these shares at their fair value of $10,775. See Note 11.

On September 2, 2022, the Company issued 582 shares of common stock to John Mitchell at a contractual price of $12.50 per share and a market price at issuance date of $5.37 per share as commitment shares as set forth and defined in the Mitchell Note. The Company recorded these shares at their fair value of $3,124. See Note 10.

On September 2, 2022, the Company issued 492 shares of common stock to Frank Lightmas at a contractual price of $12.50 per share and a market price at issuance date of $5.37 per share as commitment shares as set forth and defined in the Lightmas Note. The Company recorded these shares at their fair value of $2,640. See Note 10.

On September 2, 2022, the Company issued 246 shares of common stock to Lisa Lewis at a contractual price of $12.50 per share and a market price at issuance date of $5.37 per share as commitment shares as set forth and defined in the Lewis Note. The Company recorded these shares at their fair value of $1,320. See Note 10.

On September 2, 2022, the Company issued 246 shares of common stock to Sharon Goff at a contractual price of $12.50 per share and a market price at issuance date of $5.37 per share as commitment shares as set forth and defined in the Goff Note. The Company recorded these shares at their fair value of $1,320. See Note 10.

On September 9, 2022, the Company issued 820 shares of common stock to Cliff Hagan at a contractual price of $12.50 per share and a market price at issuance date of $5.75 per share as commitment shares as set forth and defined in the Hagan Note. The Company recorded these shares at their fair value of $4,715. See Note 10.

On September 14, 2022, the Company issued 1,640 shares of common stock to Darling Capital at a contractual price of $12.50 per share and a market price at issuance date of $6.60 per share as commitment shares as set forth and defined in the Darling Capital Note. The Company recorded these shares at their fair value of $10,824. See Note 10.

On September 15, 2022, the Company issued 410 shares of common stock to Mack Leath at a contractual price of $12.50 per share and a market price at issuance date of $7.00 per share as commitment shares as set forth and defined in the Leath Note. The Company recorded these shares at their fair value of $2,868. See Note 10.

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

Series A Preferred Stock Transactions During the Nine Months Ended September 30, 2023

None.

Series A Preferred Stock Transactions During the Nine Months Ended September 30, 2022

None.

Series C Preferred Stock

Series C Preferred Stock Transactions During the Nine Months Ended September 30, 2023

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

Series D Preferred Stock

Series D Preferred Stock Transactions During the Nine Months Ended September 30, 2023

The Company accrued dividends in the amount of $76,307 on the Series D Preferred Stock.

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

Series F Preferred Stock Transactions During the Nine Months Ended September 30, 2023

On April 11, 2023, the Company issued a total of 8,116 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to nine investors upon the conversion of notes payable. The total amount converted was $8,111,334, consisting of principal $3,602,059, default penalties of $888,889, fees of $60,000, accrued interest of $365,012, and equity investment incentives of $3,195,374. Other than the equity investment incentive, there were no gains or losses recorded in connection with these transactions. See note 10.

On April 11, 2023, the Company issued a total of 2,289 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two investors upon the conversion of Series C Preferred Stock. The total amount converted was $2,287,997, consisting of the Series C Preferred Stock stated value of $1,100,000, accrued dividends of $171,109, and equity investment incentives of $1,016,888. Other than the equity investment incentive, there were no gains or losses recorded in connection with these transactions.

On April 11, 2023, the Company issued a total of 4,055 shares of Series F Preferred Stock to two investors at its liquidation value of $1,000 per share upon the conversion of Series D Preferred Stock. The total amount converted was $4,055,005 consisting of the Series D Preferred Stock stated value of $2,467,500, accrued dividends of $215,659, and equity investment incentives of $1,371,846. Other than the equity investment incentive, there were no gains or losses recorded in connection with these transactions.

On April 11, 2023, the Company sold a total of 1,746 shares of Series F Preferred Stock to three investors at its liquidation value of $1,000 per share for cash. The total value of Series F Preferred Stock of issued was $1,745,000 consisting of cash proceeds of $900,000 and an equity investment incentive of $845,000, less costs of $161,500. Other than the equity investment incentive, there were no gains or losses recorded in connection with these transactions.

On June 29, 2023, the Company issued a total of 147 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two service providers for accounts payable in the amount of $146,214. There was no gain or loss recorded on these transactions.

On September 29, 2023, the Company issued a total of 2,138 shares of Series F Preferred Stock to three related parties at its liquidation value of $1,000 per share upon the conversion of notes payable in the amount of $601,839, premium on notes payable of $78,087, accrued interest of $124,777, accrued salary of $376,625, accrued board fees of $112,500, and equity investment incentives of $843,228. Other than the equity investment incentives, there were no gains or losses recorded in connection with these transactions.

On September 29, 2023, the Company issued a total of 911 shares of Series F Preferred Stock to two investors at its liquidation value of $1,000 per share upon the conversion of notes payable in the aggregate amount of $414,118, premium on notes payable in the aggregate amount of $41,412, accrued interest in the aggregate amount of $84,187, and fees of $10,000, and equity investment incentive of $360,385. Other than the equity investment incentive, there were no gains or losses recorded in connection with these transactions.

The Company accrued dividends in the amount of $940,769 on the Series F Preferred Stock.

Series F Preferred Stock Transactions During the Nine Months Ended September 30, 2022

None.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of September 30, 2023 and December 31, 2022. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in July 2023 the Company elected to use a price per share of $.80, a 20% discount to the average price of its common stock of $1.00, before the trading of its common stock was moved to the OTC Expert Market system. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company accrued dividends on its Series X Preferred Stock in the total amount of $45,423. Of this amount, a total of $5,905 was payable to officers and directors, $23,620 was payable to a related party shareholder, and $15,898 was payable to non-related parties.

During the nine months ended September 30, 2023, the Company issued a total of 28,275 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 3,739 shares were issued to officers and directors, 14,586 were issued to a related party shareholder, and 9,950 were issued to non-related parties.

Series X Preferred Stock Transactions During the Nine Months Ended September 30, 2022

On June 7, 2022, the Company issued 8,103 shares of common stock at an average price of $10.75 per share as payment for dividends payable on the Series X Preferred Stock in the amount of $87,053.

During the nine months ended September 30, 2022, the Company accrued dividends in the amount of $45,423 on the Series X Preferred Stock.

Stock Options

The following table summarizes the options outstanding at September 30, 2023 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50 - 16.00	100,934	7.41	$10.05	15,767	$15.48
	100,934	7.41	$10.05	15,767	$15.48

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2022	310,692	$10.01
Granted	-	-
Expired	(209,758)	10.00
Outstanding at September 30, 2023	100,934	$10.05
Options vested and exercisable	15,767	$15.48

At September 30, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $0.8 million.

Warrants

The following table summarizes the warrants outstanding on September 30, 2023, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding on December 31, 2022	672,334	$30.68
Granted	874	$2.50
Exercised	-	$-
Outstanding on September 30, 2023	673,208	$30.64

Note 14: Fair Value Measurements

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,937	$152,937

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$568,912	$568,912

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

●

The Eagan clinic, aka Vikings clinic, the Good Clinic gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement. The Landlord terminated the lease as of March 3, 2023. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations. The Landlord filed suit against the Company on July 21, 2023 for unpaid rent, expenses related to unpaid lease obligations and the settled construction lien. The Company has received discovery requests and a renewed request to agree to a stipulated judgement. The discovery is onerous and not feasible for the Company to comply with given the current staff and limited resources. Negotiations are underway. See note 16.

●

The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remains in negotiation as does the handling of the mechanics liens placed on the properties. Our existing legal counsel has agreed to represent Mitesco, Inc. and The Good Clinic in these matters.

In Ramsey County, Continental 560 Fund LLC (Case No. 62-CV-23-2910) initiated a lawsuit. The Company’s attorney will prepare a Notice of Appearance and draft Answer in the Continental 560 Fund matter. The deadline under the Minnesota Rules of Civil Procedure for filing an answer has passed. Accordingly, the plaintiff could seek a default judgment at any time See note 16.

●

The St. Louis Park clinic possession was relinquished in April 2023. The handling of lease obligations remains in negotiations as does the handling of the mechanics liens placed on the properties. The plaintiff’s counsel reached out to our attorney to reinitiate negotiations. We proposed to our attorney a settlement approach using a zero coupon note with common stock used as collateral. On November 1, 2023, we were notified that the landlord had rejected our settlement proposal and wishes to proceed with the lawsuit. At that time, plaintiff Excelsior & Grand Apartments, LLC submitted interrogatories and request for the production of documents. See note 16.

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

Issuance of Common Stock

On October 10, 2023, the Company issued 23,438 shares of common stock to a service provider at a price of $0.80 per share for accounts payable in the amount of $18,750.

On February 9, 2024, the Company issued 41,057 shares of common stock for dividends payable on its Series X Preferred Stock.

Court Order Stipulating Judgments

Gardner Builders

On November 14, 2023, the District Court, City and County of Denver, Colorado, in Case Number 2022CV33173 consolidated with Case Number 2022cv33653, stipulated an entry of judgment against the Company’s subsidiary The Good Clinic, LLC, and in favor of Gardner Builders Minneapolis, LLC, in the amount of $348,764 and interest at the rate of 12% per annum until the amount is paid in full.

Egan Clinic

A Summary Judgment was granted December 4, 2023 in the amount of $488,491. Plaintiff has submitted a separate request for attorneys’ fees, and we are awaiting entry of final judgment.

St. Paul Clinic

A Stipulation for Judgment was filed December 21, 2023 in the amount of $421,678. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. We are awaiting a final entry of judgment by the Court.

St. Louis Park Clinic

Excelsior & Grand provided a proposed Settlement Agreement and Confession of Judgment in the amount of $421,678. We have countered with a redline of the proposed Settlement Agreement in the amount of $256,727 which includes amounts for unpaid rent, resolution of mechanics’ liens, and attorneys’ fees. Plaintiffs’ counsel has provided our counterproposal to Excelsior & Grand.

Debt Exchange Agreement

On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. Consideration consisted of cancelling existing notes payable and accrued interest owed to Mr. Howe in the amount of approximately $2.5 million. The Company expects to recognize a gain on this transaction in the amount of approximately $2.5 million. Significant liabilities remain in The Good Clinic, LLC.

On December 8, 2023, Mr. Howe also exchanged (i) 500,000 shares of Series D Preferred Stock with a stated value of approximately $0.5 million and accrued dividends of approximately $67,000, and (ii) accrued salary owed to Mr. Howe in the amount of approximately $38,000 plus a conversion incentive of 65% or approximately $25,000 for 655 shares of the Company’s Series F Preferred Stock with a liquidation value of approximately $0.6 million. Other than the conversion of incentive of the approximately $25,000, there was no gain or loss recorded on this transaction.

On December 8, 2023, Mr. Howe also exchanged accrued salary in the amount of $39,300 plus a conversion premium in the amount of 65% or approximately $25,545 for 65 shares of the Company’s Series F Preferred Stock with a liquidation value of approximately $65,000. Other than the conversion of incentive of the approximately $25,554, there was no gain or loss recorded on this transaction.

Resignation of Directors

On November 7, 2023, Mr. Juan Carlos Iturregui resigned from his position as a director effective November 5, 2023. The decision by Mr. Iturregui to resign was not the result of any disagreement with the Company on any matter relating to the operations, internal controls, policies or practices of the Company but related to his transition to public service on a full-time basis.

On December 12, 2023, Mr. Allen Plunk resigned from his position as a director. The decision by Mr. Plunk to resign was not the result of any disagreement with the Company on any matter relating to the operations, internal controls, policies, or practices of the Company but related to personal matters.

On December 15, 2023, Mr. Larry Diamond resigned from all positions including the Board of Directors, CEO of Mitesco and all positions related to The Good Clinic, LLC and its sole member Mitesco N.A. LLC. The decision by Mr. Diamond to resign was not the result of any disagreement with the Company on any matter relating to the operations, internal controls, policies, or practices of the Company but related to personal matters.

On December 15, 2023, Mr. Tom Brodmerkel resigned from his position as Chief Financial Officer and a director. The decision by Mr. Brodmerkel to resign was not the result of any disagreement with the Company on any matter relating to the operations, internal controls, policies, or practices of the Company but related to personal matters.

On December 19, 2023, Ms. Sheila Schwartz resigned from her position as Chief Operating Officer and a director, citing a limited time availability to support the needs of the Company.

Appointment of Directors

During December 2023, the following appointments were made to the Board of Directors:

Mr. Mack Leath

Mr. Leath will serve as CEO, CFO and Chairman of the Board of Directors. Mr. Leath is a senior executive with 30 + years’ experience in business management, including a number of rapid growth and start-up situations. He has been a sales and marketing professional in Petro-chemical distribution, software and construction related products as well as healthcare. His roles include financial management and capital markets. He has previously served on the Board of the Company from September 2016 until May 2017 where he assisted in restructuring and evaluating various business situations. Mr. Leath provided bridge financing to the Company in September 2022 which remains unpaid.

Dr. Jordan Balencic

Mr. Balencic will serve as a board member. Mr. Balencic’s history includes positions in both the healthcare arena, and as an entrepreneur. His healthcare experience is as follows: From October 2016 until the present, he has served as the Service Chief, Medical Director, and a staff physician for Home Based Primary Care (HBPC) November for the U.S. Department of Veterans Affairs, Veterans Health Administration, Lebanon, PA (Lebanon VA Medical Center).

Mr. John Mitchell

Mr. Mitchell will serve as Secretary and Treasurer. Mr. Mitchell has been an independent business owner and advisor since 2001 until the present with an emphasis on the lighting and electrical products area in the yachting industry, as well as certain home improvement business activities. From 1997 until 2001 he was employed by Microsoft Corporation as a recruiter. From 1989 until 1997 Mr. Mitchell served in the U.S. Marine Corps, most recently as Sergeant E-5. Mr. Mitchell provided bridge financing to the Company in September 2022, which remains unpaid.

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

History and Outlook

Mitesco Inc. is a holding company with plans to participate in the healthcare technology, services and/or delivery industries. From 2020 through 2022, the Company was executing against a strategic plan to open primary care clinics utilizing advanced degreed nurse practitioners in select markets. The clinics operated under the name The Good Clinic. However, the business failed to achieve profitability, and the markets were not favorable to additional funding, therefore in late 2022 the decision was made to close the clinics. As a result, Mitesco currently has no operating business other than the winding down of its previous operations.

Since the beginning of 2023, the Company has focused on winding down operations of The Good Clinic along with reducing other costs and there are ongoing discussions to convert amounts owed to equity. Through November 2023 we sold the majority of the remaining assets consisting of furniture, equipment, and supplies; the funds generated from the sale of assets will be used primarily to cover the costs of our SEC filings and legal costs related to the winding down of previous operations. On October 13, 2023, we completed our Redomestication from Delaware to Nevada.

Results of Operations

The following period-to-period comparisons of our financial results are not necessarily indicative of results for the current period of any future periods. Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted. See Note 3 – discontinued operations in the accompanying notes to consolidated financial statements. Further, as a result of any acquisitions of other businesses, and any additional pharmacy acquisitions or other such transactions we may pursue, we may experience large expenditures specific to the transactions that are not incident to our operations.

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

The Company recognized revenue of $0 for the three months ended September 30, 2023 and 2022 due to the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Cost of Sales

The Company incurred $0 of cost of goods sold for the three months ended September 30, 2023 and 2022 due to the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Gross Profit/(Loss)

Our gross loss was $0 for the three months ended September 30, 2023 and 2022 due to the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2023, were approximately $0.3 million. For the comparable period in 2022, the operating expenses were approximately $0.9 million. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

General and administrative expenses for the three months ended September 30, 2023 were comprised primarily of payroll and related costs of approximately $0.2 million and legal and professional fees of approximately $0.1 million

General and administrative expenses for the three months ended September 30, 2022 were comprised primarily of payroll and related costs of approximately $0.4 million, legal and professional fees of approximately $0.2 million, and share based compensation of approximately $0.1 million.

Other Income and Expenses

Interest expense was approximately $70,000 for the three months ended September 30, 2023, compared to approximately $1.7 million for the three months ended September 30, 2022.

Interest expense – related parties was approximately $0.1 million for the three months ended September 30, 2023, compared to approximately $0 in the prior period.

During the three months ended September 30, 2023, we recorded equity investment incentives of approximately $1.2 million. There were no comparable transactions in the prior period.

During the three months ended September 30, 2022, we recorded a loss on waiver and commitment fee shares in the amount of approximately $14,000. There were no comparable transactions in the current period.

During the three months ended September 30, 2023, we recorded other income of $40,622. There were no comparable transactions in the prior period.

During the three months ended September 30, 2023, we recorded a gain on conversion of notes and accounts payable to common stock – related party in the amount of approximately $0.1 million. There were no comparable transactions in the current period.

During the three months ended September 30, 2023, we recorded a gain on conversion of notes and accounts payable to common stock in the amount of approximately $20,000 compared to a loss of approximately $10,000 in the prior period.

During the three months ended September 30, 2023, we recorded a loss on revaluation of derivative liabilities of $14,725 compared to a loss of $37,977 in the prior period.

The Company accrued Preferred Stock dividends of approximately $0.5 million including $1,236 to related parties compared to approximately $0.1 million including $28,389 to related parties for the three months ended September 30, 2022. The increase was due to accrued dividends on the Series F Preferred Stock.

For the three months ended September 30, 2023, we had a net loss available to common shareholders from continuing operations of approximately $1.5 million, or a net loss per share, basic and diluted of ($0.39) compared to a net loss available to common shareholders from continuing operations of approximately $2.6 million, or a net loss per share, basic and diluted of ($0.59), for the three months ended September 30, 2022.

For the three months ended September 30, 2023, we had a net loss available to common shareholders from discontinued operations of approximately $15,000 million, or a net loss per share, basic and diluted of ($0.00) compared to a net loss available to common shareholders from discontinued operations of approximately $1.5 million, or a net loss per share, basic and diluted of ($0.32), for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

The Company recognized revenue of $0 for the nine months ended September 30, 2023 and 2022 due to the winding down of the Company’s clinic operations.

Cost of Sales

The Company incurred $0 of cost of goods sold for the nine months ended September 30, 2023 and 2022 due to the winding down of the Company’s clinic operations.

Gross Profit/(Loss)

Our gross loss was $0 for the nine months ended September 30, 2023 and 2022 due to the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2023, were approximately $2.4 million. For the comparable period in 2022, the operating expenses were approximately $3.1 million. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

General and administrative expenses for the nine months ended September 30, 2023 were comprised primarily of share based compensation of approximately $0.9 million, payroll and related costs of approximately $0.7 million, and legal and professional costs of approximately $0.4 million.

General and administrative expenses for the nine months ended September 30, 2022 were comprised primarily of payroll and related costs of approximately $1.2 million, legal and professional costs of approximately $0.7 million, and share based compensation of approximately $0.5 million.

Other Income and Expenses

Interest expense was approximately $1.6 million for the nine months ended September 30, 2023, compared to approximately $3.4 million for the nine months ended September 30, 2022.

Interest expense – related parties was approximately $0.4 million for the nine months ended September 30, 2023, compared to approximately $0 million in the prior period.

During the nine months ended September 30, 2023, we recorded equity investment incentives of approximately $7.6 million. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2023, we recorded a gain on forgiveness of debt of $25,000. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2023, we recorded a loss on settlement of true-up obligation of $0.1 million. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2022, we recorded a gain on waiver and commitment fee shares of $0.2 million. There were no comparable transactions in the current period.

During the nine months ended September 30, 2023, we recorded a gain on issuance of shares to a service provider of $33,092. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2023, we recorded a gain on sale of assets in the amount of approximately $9,000. There were no comparable transactions in the prior period.

During the three months ended September 30, 2023, we recorded other income of $40,622. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2023, we recorded a loss on legal settlement of $18,759. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2022, we recorded a gain on settlement of accrued salary of $15,032. There were no comparable transactions in the current period.

During the nine months ended September 30, 2023, we recorded a gain on settlement of notes and accounts payable to a related party of approximately $0.1 million; there was no comparable transaction in the prior period.

During the nine months ended September 30, 2023, we recorded a gain on settlement of notes and accounts payable of approximately $20,000 compared to a loss of approximately $0.1 million in the prior period.

During the nine months ended September 30, 2023, we recorded a loss on revaluation of derivative liabilities of $0.1 million compared to a loss of approximately $0.1 million in the prior period.

The Company accrued Preferred Stock dividends of approximately $1.0 million including $78,357 to related parties in the nine months ended September 30, 2023, compared to approximately $0.2 million including $54,977 to related parties for the nine months ended September 30, 2022. The increase was due to accrued dividends on the Series F Preferred Stock.

For the nine months ended September 30, 2023, we had a net loss available to common shareholders of approximately $15.8 million, or a net loss per share, basic and diluted of ($3.14) compared to a net loss available to common shareholders of approximately $11.8 million, or a net loss per share, basic and diluted of ($2.67), for the nine months ended September 30, 2022.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through sale of equity securities and short-term borrowings. As of February 6, 2024, we had cash of approximately $12,000 compared to cash of approximately $36,000 as of December 31, 2022.

Net cash used in operating activities was approximately $0.8 million for the nine months ended September 30, 2023. This is the result of the winding down of the Company’s clinic operations. Cash used in operations for the nine months ended September 30, 2022, was approximately $5.5 million.

Net received from in investing activities was approximately $0.1 million for the nine months ended September 30, 2023 compared to approximately $0.2 million for the nine months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2023, was approximately $0.7 million, compared to approximately $4.5 million for the three months ended September 30, 2022.

At September 30, 2023, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $1.9 million; notes payable of $1.1 million; notes payable to related parties of $2.1 million; SBA Loan Payable of $0.4 million; lease liabilities of $0.1 million; accrued interest payable of $0.2 million; accrued interest payable to related parties of $0.4 million; and other current liabilities of $0.1 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.2 million, preferred stock dividends of $1.0 million, and preferred stock dividends payable to related parties of $0.1 million.

We have undertaken the following action plan to improve our liquidity: (i) We have raised approximately $194,000 from the sale of office equipment, supplies, and other assets; (ii) several institutional investors have invested in our Series F Preferred Stock; (iii) we have restructured our SBA Loan; (iv) we are negotiating with vendors to convert our accounts payable into common stock or Series F Preferred stock, (iv) We are negotiating with lenders to convert our notes payable into restricted common or preferred stock, or revise the terms of the notes; (v) We are negotiating with landlords to resolve the amounts due under the leases by offering to convert these amounts to equity or promissory notes. See below for details regarding the progress we have made in the implementation of this plan.

Initial funds raised via the above efforts will be used primarily to complete the Company’s SEC filings and to fund legal costs related to the winding down of our previous operations.

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

On September 30, 2023, the Company entered into a Purchase Agreement for the sale of 250 Securities at a price of $1,000 per Security for cash in the amount of $0.3 million.

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

On September 29, 2023, in transactions with three investors, we converted an additional $0.5 million in debt and accrued interest into 911 shares of Series F Preferred Stock.

Series F Preferred Stock Issued for Conversion of Debt, Accrued Salaries, and Accrued Fees by Officers and Directors

We have issued a total of 2,006 shares of Series F Preferred Stock to officers and directors for the satisfaction of liabilities in the aggregate amount of $2.0 million as follows:

On September 29, 2023, 1,610 shares of Series F Preferred Stock were issued to Larry Diamond, our now former CEO and a board member, for debt, accrued interest, and accrued salary and equity investment incentive in the aggregate amount of $1.6 million; 210 shares of Series F Preferred Stock were issued to Juan Carlos Iturregui, a former board member, for debt, accrued interest, accrued board fees and equity investment incentive in the aggregate amount of $0.2 million; and 318 shares of Series F Preferred Stock were issued to Tom Brodmerkel, our now former CFO, for debt, accrued interest, and accrued salary in the aggregate amount of $0.3 million.

Series F Preferred Stock Issued for Conversion of Series C and Series D Preferred Stock

Through September 30, 2023, we have converted a total Series C and D Preferred Stock and accrued interest with a total stated value in the amount of $4.0 million to Series F Preferred Stock as follows:

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

Series F Preferred Stock Issued for Conversion of Accounts Payable

Through September 30, 2023, we have converted a total of $0.1 million of accounts payable to Series F Preferred Stock as follows:

On September 29, 2023, we issued an aggregate 147 shares of Series F Preferred Stock to two creditors in satisfaction of accounts payable in the aggregate amount of $0.1 million.

Common Stock issued for conversion of Accounts payable

Through September 30, 2023, we have converted a total of $0.2 million of accounts payable to common stock as follows:

On September 29, 2023, we issued 131,362 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of $0.1 million.

On August 29, 2023, we issued 43,750 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of approximately $44,000.

On September 28, 2023, we issued 49,226 shares of common stock at a price of $0.80 per share to a vendor in satisfaction of accounts payable in the amount of approximately $49,000.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our third quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. Mitesco (Company) was not named in the suit. We have settled this matter as of January 11, 2024 for total consideration consisting of a cash payment of $3,000.

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

●

The Eagan clinic, aka Vikings clinic, the Good Clinic gave up possession in January of 2023. The mechanics lien has been placed on the property and was settled by the landlord in a confidential settlement. The Landlord terminated the lease as of March 3, 2023. Mitesco is now in settlement negotiations with the landlord for the handling of lease obligations. The Landlord file suit against the Company on July 21, 2023 for unpaid rent, expenses related to unpaid lease obligations and the settled construction lien. A Summary Judgment was granted December 4, 2023 in the amount of $488,491. Plaintiff has submitted a separate request for attorneys’ fees and we are awaiting entry of final judgment.

●

The St. Paul clinic possession was relinquished in March 2023. The handling of lease obligations remains in negotiation as does the handling of the mechanics liens placed on the properties. Our existing legal counsel has agreed to represent Mitesco, Inc. and The Good Clinic in these matters.

In Ramsey County, Continental 560 Fund LLC (Case No. 62-CV-23-2910) initiated a lawsuit. The Company’s attorney will prepare a Notice of Appearance and draft Answer in the Continental 560 Fund matter. The deadline under the Minnesota Rules of Civil Procedure for filing an answer has passed. Accordingly, the plaintiff could seek a default judgment at any time. A Stipulation for Judgment was filed December 21, 2023 in the amount of $421,678. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. We are awaiting a final entry of judgment by the Court.

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

On April 4, 2023, the Company issued 94,738 shares of common stock to GS Capital at an average price of $1.26 per share pursuant to a make-whole agreement entered into in connection with the GS Capital Warrants.

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

On August 21, 2023, the Company issued 131,362 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $105,089.

On August 21, 2023, the Company issued 43,750 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $35,000.

On August 21, 2023, the Company issued 49,226 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $39,380.

Effective September 29, 2023, the Company’s now former Chief Operating Officer and a board member converted a note in the amount of $18,750, accrued interest of $2,101, accrued salary of $64,434, and board of director fees of $60,000 (a total of $145,285) at a price of $0.80 per share into 181,606 shares of the Company’s common stock.

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

On June 29, 2023, the Company issued a total of 147 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two service providers for accounts payable in the amount of $146,214.

On September 29, 2023, the Company issued a total of 2,138 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to three related party investors for notes payable of $601,839, premium on notes payable of $78,087, accrued interest of $124,777, accrued salaries and board fees of $489,125, and equity investment incentives of $844,238 or total consideration of $2,137,056.

On September 29, 2023, the Company issued a total of 911 shares of Series F Preferred Stock at its liquidation value of $1,000 per share to two investors for notes payable of $414,118, premium on notes payable of $41,412, accrued interest of $84,187, fees of $10,000, and equity investment incentives of $360,385 or total consideration of $910,102.

ITEM 3. DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10Q

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

		Form Type	Exhibit Number	Date Filed	Filed Herewith

3.5	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.6	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.7	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.8	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

3.9	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020	10-Q	3.9	11/13/2020

3.10	Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.1	03/26/2021

3.11	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Mitesco, Inc.	8-K	3.2	03/26/2021

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: February 13, 2024	By:	/s/ Mack Leath
Mack Leath Chief Executive Officer, Chief Financial Officer and Principal Financial Officer