Form 10-K
period 2023-12-31
Mitesco, Inc.
filed 2024-04-16
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(844) 383-8689

(Registrant's telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,571,231. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of April 1, 2024, the registrant had outstanding 5,635,044 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

MITESCO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report on Form 10-K (this “Annual Report”), unless indicated or the context requires otherwise, the terms the “Company”, “Mitesco” or “MITI” refer to Mitesco, Inc.

In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC” or the “Commission”).

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

Risks Related to our Financial Condition

●

Effective December 8, 2022, we closed all of our clinic locations due to a lack of funding. Subsequent to that date we have entered into negotiations to terminate all locations. We do not intend to reenter the clinic business area.

●

We are evaluating a number of acquisitions at this time and are in the initial stages of our revised business plan and have limited or no historical performance on which to base an investment decision and may never become profitable.

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

●	Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturns

Risks Related to our Business

●	We are currently focused on developing a new business model and have extremely limited operating history and limited information and therefore our business may be difficult to evaluate.

●	We may be unable to attract and retain sufficient numbers of qualified personnel.

●	We may become involved in legal proceedings.

●	We may not manage our strategy effectively. Rapid technological change in our industry present us with significant risks and challenges.

●	Any damage to our reputation may materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Government Regulation

●	If the statutes and regulations in our industry change, we could be negatively impacted.

●	The impact on our planned operations by recent and future legislation and other changes in the industry and in spending is unpredictable and volatile.

●	We are subject to federal Anti-Kickback Statutes and Federal Stark Law.

Risks Related to Acquisitions

●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

●	We may be unable to implement our strategy of acquiring companies.

●	Future acquisitions may result in potentially dilutive issuances of equity securities, incurrence of additional indebtedness and increased amortization expenses.

●	We face risks arising from acquisitions that we may pursue in the future.

Risks Related to our Management

●	Our success is dependent, in part, on the performance and continued service of certain of our officers and directors.

●

A sizable portion of our voting securities is owned and controlled by our Board of Directors and certain key stockholders, and they therefore maintain significant control over the company and the outcome of matters put to a stockholder vote.

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

●

There can be no assurances that our Common Stock can be listed on the Nasdaq will not be subject to potential delisting if we do not continue to maintain the listing requirements of the Nasdaq Capital Market.

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

●	Our Common Stock is often thinly traded and may prevent you from selling at or near asking prices, if at all.

PART I

ITEM 1. BUSINESS

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we completed a “spin out” of our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. On October 13, 2023, the Company effected a re-domestication to Nevada.

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

Discontinued Operations and Debt Exchange Agreement

We have discontinued business activities as a result of the closure of “The Good Clinic, LLC” healthcare subsidiary in late 2022. It has been permanently shuttered due to a lack of profitability. See note 4. On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million in the form of forgiveness of certain notes payable held by Howe. See note 16. As a result, the accounts of The Good Clinic, LLC have been included in “Net (loss) from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our consolidated balance sheet as of December 31, 2023 and December 31, 2022. See Note 4 - Discontinued Operations for additional information.

Reverse Stock Split

On December 12, 2022, our board of directors approved the filing of a certificate of amendment to our amended and restated certificate of incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to affect a one-for-fifty reverse stock split. The Amendment became effective at 5:00 p.m. Eastern Time on December 12, 2022.

Pursuant to the Amendment, at the effective time of the Amendment, every fifty (50) shares of our issued and outstanding common stock was automatically combined into one (1) issued and outstanding share of common stock. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a full share thereof. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment were reduced proportionately. All share and per share amounts of common stock presented in this Annual Report on Form 10k have been retroactively adjusted to reflect the Reverse Stock Split.

On January 4, 2023, the Company disclosed in a DEF 14C filing with the SEC that its shareholders had authorized the Board of Directors to affect a reverse split of up to four (4) to one (1) reverse split. Authorization to be available until December 18, 2025. The SEC filing can be found at the following link:

https://www.sec.gov/Archives/edgar/data/802257/000118518523000003/mitesco20230104_def14c.htm

On February 20, 2024 the Board of Directors of Mitesco unanimously voted to terminate this previously approved authorization.

Competition

There is a large market for acquisitions by other holding companies, investors, private equity, venture capital and other existing businesses in the subject matter areas of the targets.

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

We cannot be assured that we will be able to compete any of the markets in which we intend to operate. This could cause you to lose your investment.

Our Competitive Strengths

We believe the following strengths and market dynamics provide us a competitive advantage. As additional capital is available to the Company, we will pursue the acquisition of existing healthcare services and technology business, and we may consider opening new clinics using our revised and less capital-intensive approach going forward:

●	Experienced team - with a proven track record of growing businesses both organically and through acquisition.
●	Public company experience – solid knowledge of the equity markets and participants in the financing of public companies.
●	Compliance experience – extensive securities law experience and in SEC reporting.
●	Knowledge of audit and accounting requirements – any acquisition into a publicly held company must be able to be fully audited according to PCOAB standards.

Operational Overview

During 2021 and through the year ended December 31, 2022, we focused on establishing medical clinics utilizing nurse practitioners and telemedicine technology under “The Good Clinic” name. Our strategy was to utilize a mix of nurse practitioners and telemedicine technology in clinics to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As previously noted, we made a strategic decision to shutter the clinic in the fourth quarter of 2022 and released the entire staff. Our senior management team and the Board of Directors within the holding company was replaced in December 2023, adding individuals with greater knowledge of turnaround management, and acquisition development. As we redevelop our new strategy for lower cost operations, we expect to focus on the acquisition of existing technology and services businesses, or those with very near-term potential.

Management/Human Capital

We believe that the Company’s management team will remain relatively small in the near term and should consist of a team with experience in 1) public company accounting and finance, 2) software and systems, 3) brand marketing, and 4) public equities financing.

We also use the services of additional advisors and consultants on an as needed basis to perform outsourced tasks including accounting, SEC reporting, corporate finance, and investor relations. As of December 31, 2023, none of our employees were represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Intellectual Property

In August 2020, we applied for trademark protection of “The Good Clinic”, with the United States Patent & Trademark Office (USPTO). Our federal trademark registration for the mark THE GOOD CLINIC is on the Supplemental Register, not the Principal Register. The Supplemental Register does not confer the same rights and benefits as the Principal Register. After a period of five years of use, or sooner based upon our marketing resources and our use of the name, we intend to apply to have the name transferred to the Principle Register. These assets, along with remaining clinic equipment, operating documentation and computers were sold in exchange for cancellation of certain debts, as noted below.

Debt Exchange Agreement

On December 8, 2023, effective November 30, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. Consideration consisted of cancelling existing notes payable and accrued interest owed to Mr. Howe in the amount of approximately $2.5 million. The Company recognized a contribution to capital on this transaction in the amount of approximately $2.5 million as Mr. Howe is a related party.

On December 8, 2023, Mr. Howe also exchanged (i) 500,000 shares of Series D Preferred Stock with a stated value of approximately $0.5 million and accrued dividends of approximately $67,000, and (ii) accrued salary owed to Mr. Howe in the amount of approximately $38,000 or approximately $25,000 (the investment incentive of 65% applied only to the accrued salary portion), for 655 shares of the Company’s Series F Preferred Stock with a liquidation value of approximately $0.6 million. Other than the conversion of incentive of the approximately $25,000, there was no gain or loss recorded on this transaction.

See the Form 8k filing of December 13, 2023, located here, for additional details: https://www.sec.gov/Archives/edgar/data/802257/000118518523001292/0001185185-23-001292-index.htm .

Government Regulation

Acquisitions of many businesses are subject to federal, state and local review and regulation. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by regulatory agencies could result in significant restrictions. Any regulatory action could have a negative impact on us and materially affect our reputation, business, and operations. Our operations and economic viability may be adversely affected by the changes in such regulations.

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

Environmental and Occupational Safety and Health Administration Regulations

We have been subject to federal, state, and local regulations governing the storage, use and disposal of waste materials and products with regard to our previous clinic subsidiary operations. Although we believe that our safety procedures for storing, handling, and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

Recent Developments

We are a holding company with current operating plans to acquire one or more existing businesses that may have the ability to scale i operations organically, or through additional acquisitions and capital from the public equity markets. While from late 2012 through late 2022 we did operate a subsidiary focused on primary care focused healthcare clinics, we made a strategic decision to close those clinic due to a lack of profitability.

The clinics closed and leases cancelled include the clinics in: 1) Eagan, MN, 2) St. Paul MN, 3) St. Louis Park, MN, 4) Maple Grove, MN, 5) NE Minneapolis, 6) Wayzata, MN (under construction), and 7) two clinics in Denver, CO (under construction). We have settlements in place, or in process with the leaseholders and construction entities which participated in the clinic operation. We expect continued efforts to negotiate the settlement of any remaining liabilities during the first half of 2024.

There were investments of over $15 million generated from the sale of certain securities, and debt instruments starting in 2021 and continuing through 2023. As we move forward, we expect to integrate those securities into common stock, or certain forms of preferred shares where we may find a path of liquidity in the public equity markets for their ultimate repayment.

We currently operate with a three (3) person Board of Directors and a small number of advisors and consultants. Two (2) of our Board members have assumed operating roles in order to minimize operating expenses. They are not compensated for their operating roles and received only a small stock issuance in consideration of their role as a member of the Board. There is no source of cash revenue currently, instead we have relied on small debt offerings from existing institutional shareholders.

We expect to continue our efforts to reduce our costs of carry from prior issuances of securities by renegotiating their terms. Our ability to attract acquisitions, and the capital necessary to grow those acquisitions, we depend on a liquid market for our common stock, continued compliance with all securities laws, and the availability for capital within the current investor base, and with new participants.

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

On January 4, 2023, the Company disclosed in a DEF 14C filing with the SEC that its shareholders had authorized the Board of Directors to affect a reverse split of up to four (4) to one (1) reverse split. Authorization to be available until December 18, 2025. The SEC filing can be found at the following link:

https://www.sec.gov/Archives/edgar/data/802257/000118518523000003/mitesco20230104_def14c.htm

On February 20, 2024 the Board of Directors of Mitesco unanimously voted to terminate this previously approved authorization.

Legal Settlements on Sites Previously Operated by The Good Clinic, LLC Subsidiary

Nordhaus Clinic

On November 1, 2020, we entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000. On November 6, 2023, the Company received a termination notice from the landlord indicating the lease had been terminated. No additional claims have been received from the landlord and the Company believes no additional amounts are owed.

Egan Clinic a.k.a. Vikings

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000. A Summary Judgment was granted on December 4, 2023, in the amount of $488,491, and the entry of final judgment was entered on December 15, 2023 and the Company has released the property back to the leaseholder.

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023 in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. Final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

St. Louis Park Clinic a.k.a. Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,351 on April 2, 2024 and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

Eden Prairie Clinic a.k.a. TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a. Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company has released the property back to the leaseholder.

Radiant Clinic a.k.a. LMC Welton

On September 9, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $782,000. As of April 10, 2024, the Company has settled the amounts owed to the leaseholder and full resolution of all liens for approximately $530,000 and the Company has released the property back to the leaseholder.

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder.

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	ALSO KNOWN AS:	PROPERTY NAME/OWNER	ORIGINAL OBLIGATION (NOT INC. CAPX)	SETTLEMENT AMOUNT	TYPE OF SETTLEMENT
MINNEAPOLIS, MN	NORDHAUS	LENNAR	$511,000	$-	N.A.
WAYZETTA, MN	PROMINADE	WAZETTA BAY	$407,000	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	EAGAN CLINIC	VIKINGS	$767,000	$488,491	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR & GRAND	EXCELSIOR	$673,000	$425,350	DEFAULT JUDGEMENT
ST. PAUL, MN	THE GROVE	CONTINENTAL 560	$1,153,000	$415,606	DEFAULT JUDGEMENT
EDEN PRARIE	ELEVATE	TP ELEVATE	$620,000	$-	IN PROCESS
MAPLE GROVE, MN	ARBOR LAKES	BUTTNICK	$1,153,127	$219,575	SETTLEMENT AGREE
DENVER, CO	LMC WELTON	RADIANT	$782,000	$530,000	DEFAULT JUDGEMENT
DENVER, CO	1776 CURTIS	QUINCY	$1,079,000	$348,764	DEFAULT JUDGEMENT
		TOTAL	$7,145,127	$2,452,768

Administrative offices

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000. We have not entered into a settlement agreement on this site as of the date of this filing but expect to shortly.

Gardner Debt for Equity Agreement and other obligations

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settled certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as then upcoming amounts that would become due between the date of the Agreement and April 1, 2022. The Agreement also settled incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12.50. As a result, 63,593 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022. Much of the amounts claimed by Gardner has been resolved by the settlements with the various leaseholders where Gardner had filed liens. During 2021 and through 2022 a total of $2,305,155 was paid by the Company directly to Gardner for their services. As of the date of this filing the Company is continuing an effort to negotiate a settlement of any remaining obligations to this vendor.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

Except for the limitations excluded by the JOBS Act discussed under the preceding heading “Smaller Reporting Company,” we are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insiders from trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act, like we are, to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have 3 full-time employees and no part-time employees.

We do not now, or expect in the near term, to provide any benefits to our employees, advisors or consultants. We have historically provided incentive stock options and other equity incentives to officers, directors and key employees to provide ownership and alignment of interests with our shareholders. As a company, we seek diversity and inclusion in our workplace.

Other Corporate Information

Our website is www.mitescoinc.com and our principal executive offices is located at 505 Beachland Blvd, Vero Beach, Florida 32963. Our telephone number is (844) 383 8689. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our website (www.mitescoinc.com) and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K. Our filings are also available through the SEC website www.sec.gov.

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

We have a history of losses. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern, since we have had recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have generated only minimal revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We will need additional capital to implement and fund our operations.

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

As of December 31, 2023, there were outstanding options and warrants to purchase 100,934 and 673,208 shares of Common Stock, respectively. The exercise of such options and warrants and conversion of convertible securities would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of Common Stock underlying such securities could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants could exercise them at a time when we would likely be able to obtain any needed capital on terms more favorable to us than those provided by such securities. In January 2024 we terminated our stock option plan and cancelled all outstanding options.

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

Settlements with various leaseholders and vendors have created obligations that may hinder our ability to finance future operations

As a result of obligations to leaseholders and construction related vendors we now have settlement agreements and consent judgements in the total amount of approximately $3 million. These obligations bear interest at various rates according to the local law in addition to the face amounts owed. The existence of these obligations may inhibit our ability to attain further financing.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the twelve months ended December 31, 2023, and the balance of the loan was recorded at the amount of $421,788 representing the net cash flows discounted at 1%. During the twelve months ended December 31, 2023, the Company made principal payments of $11,555 on this loan; during the twelve months ended December 31, 2023, the Company recorded interest in the amount of $5,719 on this loan.

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

Because we are a new business, our competitors may have greater name recognition, longer operating history and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer and patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary services, technologies, or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage.

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

We have not yet generated significant revenues from our present operations and may not do so for an indefinite period of time. Our strategy to operate walk-in clinics, provide telemedicine and acquire complimentary business in the future was not successful. Our future revenues and profitability depend upon our ability to successfully implement a growth strategy. There can be no assurance given that we will be successful in executing our growth strategy, and even if we achieve our strategic plan, that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition, and results of operations. Acquisitions may require greater than anticipated investment of operational and financial resources. Acquisitions and related growth may also require the integration of different services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition, and results of operations. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our resources and may require us to hire and train additional employees. We will need to expand and acquire systems and infrastructure to accommodate our planned operations. The failure to implement our plan of operations and manage any future growth effectively will materially and adversely affect our business.

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

We must comply with Environmental and Occupational Safety and Health Administration Regulations.

While operating our healthcare clinic subsidiary we were subject to federal, state, and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling, and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject to as those regulations are being implemented, which could adversely affect our operations.

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

Our directors as well as certain other key shareholders are the owners of approximately 53% of the voting shares of the Company as of March 11, 2024 as a result of their ownership over our Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”), and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 400 votes for each share owned, one (1) vote for each common holder. As such, our management can determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

Risks Relating to Ownership of our Stock

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

Shares eligible for future sale may have an adverse effect on our share price.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On April 1, 2024, the reported closing price of our Common Stock was $0.26, while on April 2, 2024 the reported closing sales price was $.43. For comparison purposes during the last 52 weeks prior to April 2, 2024 our stock price had a low closing price of $.02 and a high closing price of $1.51. The decrease in stock price is believed to be related to the closing of our clinics in 2022, as well as a general reduction in market liquidity for smaller companies and their stocks. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for telehealth companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the recent outbreak of the COVID-19 coronavirus has caused broad stock market and industry fluctuations. In addition, sales of substantial amounts of our Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our Common Stock and Warrants and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price for our Common Stock may be influenced by many factors, including the following:

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

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although our ability to designate and issue preferred stock is currently restricted by covenants in the Certificate of Designation for the Series D or Series F Preferred Stock. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock, Series A Warrants and Series B Warrants. This could make it more difficult for shareholders to sell their Common Stock. This could also cause the market price of our Common Stock to drop significantly, even if our business is performing well.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

Sales of large blocks of our Common Stock could depress the price of our Common Stock. The existence of these shares and shares of Common Stock that may be issuable upon conversion or exercise, as applicable, of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to the price of our Common Stock. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to convert or exercise such securities or sell a substantial number of shares of our Common Stock, such selling efforts may cause significant declines in the market price of our Common Stock and Warrants. In addition, the shares of our Common Stock sold in the offering will be freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”). As a result, a substantial number of shares of our Common Stock may be sold in the public market following this offering. If there are significantly more shares of Common Stock offered for sale than buyers are willing to purchase, then the market price of our Common Stock, may decline to a market price at which buyers are willing to purchase the offered Common Stock Warrants and sellers remain willing to sell our Common

Risks Related to Cybersecurity

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

We may rely on third parties (such as service providers and technologies) to process sensitive information in a variety of contexts, including without limitation third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Any of the previously identified or similar threats could cause a security incident or other incident during which our information technology systems or data could be compromised, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data; it could also disrupt our ability (and that of third parties upon which we rely) to operate our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company does not have its own cybersecurity policy but relies on the policies and procedures of its Contract Research Organizations (CROs) and Software as a Service (SaaS) contractors that handle its data and software. We are committed to protecting the confidentiality, integrity, and availability of our information assets and complying with applicable laws and regulations regarding cybersecurity.

Cybersecurity Risks and Incidents

The Company faces various cybersecurity risks and threats that could potentially affect its operations, reputation, financial condition, and competitive position. These risks and threats include, but are not limited to, unauthorized access, use, disclosure, modification, or destruction of our data, systems, or networks; denial of service attacks; malware infections; phishing or social engineering attacks; ransomware attacks; loss or theft of devices or media containing our data; human error or negligence; natural disasters; power outages; or sabotage. Our data and systems may also be subject to cybersecurity breaches or incidents at its CROs, vendors, partners, or other third parties that we interact with or rely on.

We have not experienced any material cybersecurity breaches or incidents to date, but we cannot guarantee that we will not suffer any such breaches or incidents in the future. We may not be able to detect, prevent, or respond to all cybersecurity risks and threats in a timely or effective manner. We may also incur significant costs and liabilities as a result of any cybersecurity breaches or incidents, such as legal claims, regulatory fines, remediation expenses, reputational damage, loss of business opportunities, or competitive disadvantage. We may also face litigation, investigations, or enforcement actions by governmental authorities, customers, shareholders, or other parties arising from any cybersecurity breaches or incidents.

Cybersecurity Policies and Procedures

The Company does not have its own cybersecurity policy, but it contracts with CROs that handle all of its data and software. Our CRO’s data systems are 21 CFR 11 (Part 11) compliant, which means that they have implemented controls to ensure the reliability and integrity of electronic records and signatures. Our CRO also runs industry standard antivirus and antimalware software on their networks and have written procedures for cybersecurity management, incident response, backup and recovery, and employee training. We have reviewed the cybersecurity policies and procedures of our CRO and require them to report any cybersecurity breaches or incidents that may affect our data or systems.

All of the software that we use is Commercial Off the Shelf Software (COTS) and Microsoft, Dropbox, and Google cloud services. We do not develop, modify, or customize any software for our own use. We rely on the cybersecurity measures and practices of our software and cloud service providers and update our software and systems regularly to address any known vulnerabilities or issues. We also limit the access and use of our software and cloud services to authorized personnel and encourage them to use strong passwords and multifactor authentication. We do not store any sensitive or confidential data on our own devices or media, but use password-protected cloud storage.

Cybersecurity Oversight and Governance

The Company’s management is responsible for overseeing and managing our cybersecurity risks and activities as part of its overall risk assessment portfolio. Our management regularly evaluates and reviews the Company’s cybersecurity posture and performance and reports to the board of directors on any material cybersecurity matters or developments. Our management also coordinates with our CROs, vendors, partners, and other third parties to ensure that they comply with our cybersecurity expectations and requirements and to address any cybersecurity issues or concerns that may arise.

The Company’s board of directors is responsible for overseeing and approving our cybersecurity strategy and policies. Our board of directors receives updates from management on the Company’s cybersecurity status and initiatives and provides guidance and feedback on the cybersecurity goals and objectives. Our board of directors also monitors the Company’s cybersecurity risks and exposures and ensures that the company has adequate cybersecurity resources and capabilities to protect its data and systems.

ITEM 2. PROPERTIES

The following lists the rental agreements we had in place as of December 31, 2022. As a result of our revised plans for The Good Clinic, and because of the limited availability of additional capital, we are in the process of negotiating the termination of these sites. As noted below our limited capital has caused some of our relationships with vendors and landlords to include some litigation, further noted in other parts of this document.

Settlements on Sites Operated by The Good Clinic, LLC Subsidiary

Nordhaus Clinic

On November 1, 2020, we entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000. On November 6, 2023, the Company received a termination notice from the landlord indicating the lease had been terminated. No additional claims have been received by the landlord and the Company believes no additional amounts are owed.

Egan Clinic a.k.a Vikings

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000. A Summary Judgment was granted on December 4, 2023, in the amount of $488,491, and the entry of final judgment was entered on December 15, 2023 and the Company has released the property back to the leaseholder.

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023 in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. Final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

St. Louis Park Clinic a.k.a. Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,351 on April 2, 2024 and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

Eden Prairie Clinic a.k.a. TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a. Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company has released the property back to the leaseholder.

Radiant Clinic a.k.a. LMC Welton

On September 9, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $782,000. As of April 10, 2024, the Company has settled the amounts owed to the leaseholder and full resolution of all liens for approximately $530,000 and the Company has released the property back to the leaseholder.

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder.

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	ALSO KNOWN AS:	PROPERTY NAME/OWNER	ORIGINAL OBLIGATION (NOT INC. CAPX)	SETTLEMENT AMOUNT	TYPE OF SETTLEMENT
MINNEAPOLIS, MN	NORDHAUS	LENNAR	$511,000	$-	N.A.
WAYZETTA, MN	PROMINADE	WAZETTA BAY	$407,000	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	EAGAN CLINIC	VIKINGS	$767,000	$488,491	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR & GRAND	EXCELSIOR	$673,000	$425,350	DEFAULT JUDGEMENT
ST. PAUL, MN	THE GROVE	CONTINENTAL 560	$1,153,000	$415,606	DEFAULT JUDGEMENT
EDEN PRARIE	ELEVATE	TP ELEVATE	$620,000	$-	IN PROCESS
MAPLE GROVE, MN	ARBOR LAKES	BUTTNICK	$1,153,127	$219,575	SETTLEMENT AGREE
DENVER, CO	LMC WELTON	RADIANT	$782,000	$530,000	DEFAULT JUDGEMENT
DENVER, CO	1776 CURTIS	QUINCY	$1,079,000	$348,764	DEFAULT JUDGEMENT
		TOTAL	$7,145,127	$2,452,768

Administrative offices

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000. We have not entered into a settlement agreement on this site as of the date of this filing but expect to shortly.

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

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

Nordhaus Clinic

On November 1, 2020, we entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000. On November 6, 2023, the Company received a termination notice from the landlord indicating the lease had been terminated. No additional claims have been received by the landlord and the Company believes no additional amounts are owed.

Egan Clinic a.k.a. Vikings

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000. A Summary Judgment was granted on December 4, 2023, in the amount of $488,491, and the entry of final judgment was entered on December 15, 2023 and the Company has released the property back to the leaseholder.

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023 in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. Final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

St. Louis Park Clinic a.k.a. Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,351 on April 2, 2024 and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

Eden Prairie Clinic a.k.a. TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a. Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company has released the property back to the leaseholder.

Radiant Clinic a.k.a. LMC Welton

On September 9, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $782,000. As of April 10, 2024, the Company has settled the amounts owed to the leaseholder and full resolution of all liens for approximately $530,000 and the Company has released the property back to the leaseholder.

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder.

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	ALSO KNOWN AS:	PROPERTY NAME/OWNER	ORIGINAL OBLIGATION (NOT INC. CAPX)	SETTLEMENT AMOUNT	TYPE OF SETTLEMENT
MINNEAPOLIS, MN	NORDHAUS	LENNAR	$511,000	$-	N.A.
WAYZETTA, MN	PROMINADE	WAZETTA BAY	$407,000	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	EAGAN CLINIC	VIKINGS	$767,000	$488,491	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR & GRAND	EXCELSIOR	$673,000	$425,350	DEFAULT JUDGEMENT
ST. PAUL, MN	THE GROVE	CONTINENTAL 560	$1,153,000	$415,606	DEFAULT JUDGEMENT
EDEN PRARIE	ELEVATE	TP ELEVATE	$620,000	$-	IN PROCESS
MAPLE GROVE, MN	ARBOR LAKES	BUTTNICK	$1,153,127	$219,575	SETTLEMENT AGREE
DENVER, CO	LMC WELTON	RADIANT	$782,000	$530,000	DEFAULT JUDGEMENT
DENVER, CO	1776 CURTIS	QUINCY	$1,079,000	$348,764	DEFAULT JUDGEMENT
		TOTAL	$7,145,127	$2,452,768

Administrative offices

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000. We have not entered into a settlement agreement on this site as of the date of this filing but expect to shortly.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Market (“OTC”) under the symbol “MITI.”

On April 2, 2024, the price of our Common Stock as reported on the OTC was $0.43 and we have approximately 500 holders of record of our Common Stock, and approximately 7,000 shareholders including smaller holders and those with restricted shares not currently in the market.

Listing

Our Common Stock is traded on the OTC and the symbol MITI. There is no established trading market for any of our Preferred Shares.

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

On December 31, 2019, we issued 26,227 shares of its Series X Preferred stock in order to settle certain of the Company’s obligations. The Series X Preferred shares have a liquidation preference of $25.00 per share and will pay a 10% per year dividend based upon the liquidation value. The dividend may be paid in cash or in the issuance of restricted Common Stock. If the Company chooses to pay the dividend in restricted Common Stock the number of shares issued to fulfill the dividend payment shall be determined based on the stock price on the date the dividend award is made by the Board of Directors. The Series X has 400 votes per share and votes with our Common Stock. As of April 2, 2024 the number of X Preferred shares issued and outstanding was 33,589. From late July 2023 until February 2024 the Company’s common stock was trading on the OTC “Expert Market” instead of the traditional OTC Quote system. This change came as a result of late SEC filings creating non-compliance with certain standards. Since the move to the OTC Expert Market trading volume and prices have been a fraction of the historical results for the Company’s common stock.

Because of the substantially lower price realized on the OTC Expert Market the holders of the Series X Preferred shares modified their policy on pricing of the restricted common stock used for the dividend payments retroactive to July 2023. Until further notice the number of dividend shares will be determined using a price per share of $.80 in computing the number of shares to be issued. This represents a 20% discount to the average closing price immediately before the trading of the common stock was moved onto the OTC Expert Market. This change was approved by a unanimous vote of the holders of the Series X Preferred shares as of January 17, 2024.

Effective April 1, 2024 the Company intends to return to the dividend payment terms as defined in the Certificate of Designation for the Series X Preferred stock, as such the share price used in future dividend payment shall be determined using the closing price of the common stock on the 15th day of each month, and the shares shall be issued quarterly to reduce administrative costs.

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

Holders of shares of the Series F Preferred Stock are entitled to receive, on each Dividend Payment Date, whether or not declared, set aside for payment or otherwise authorized by the Board of Directors, payment-in-kind dividends payable to the holder(s) of Series F Preferred Stock only in additional shares of Series F Preferred Stock (“PIK Dividends”) at the quarterly rate of three-hundredths (3/100th) of one share per outstanding Series F Share (equivalent to one-quarter (1/4) of 12% per annum per Series F Share) (the “Quarterly Dividend Rate”).

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Shares

Common Stock Issuances in 2023

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

On February 9, 2024, the Company issued 41,057 shares of common stock for dividends payable on its Series X Preferred Stock for the period from July 2023 through December 31, 2023.

On March 20, 2024, the Company issued a total of 25,013 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the first quarter of 2024 using the $.80 price per share as noted above.

Common Stock Issuances in 2022

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

On June 22, 2022, the Company issued 4,824 shares of common stock at a fair value of $10.45 per share to Dragon Dynamic at a fair value of $10.45 per share as a commitment fee.

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

We are a holding company seeking to provide products, services and technology to make accessible higher quality, and more affordable healthcare solutions. We have recently discontinued the business activities within “The Good Clinic, LLC” healthcare subsidiary due to lack of profitability. We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

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

The laws and rules governing our businesses and interpretations of those laws and rules continue to evolve each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of our businesses creates areas of uncertainty. Further, there are numerous proposed laws and regulations at the federal and state level some of which could adversely affect our businesses if they are enacted. We cannot predict whether pending or future federal or state legislation will have an adverse effect on our business.

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

Business Summary

We opened our first primary care clinic “The Good Clinic” in Northeast Minneapolis, Minnesota in February 2021, and added five additional operating clinics during 2022 for a total of six clinics open and operating at October 14, 2022 and three under construction (one in Wayzata, MN and two in Denver Colorado). In December of 2022 we decided to close the clinics due to a lack of profitability.

On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. Consideration consisted of cancelling existing notes payable and accrued interest owed to Mr. Howe in the amount of approximately $2.5 million. The Company recognized a contribution to capital on this transaction in the amount of approximately $2.5 million as Mr. Howe is a related party.

See the Form 8k filing of December 13, 2023, located here, for additional details: https://www.sec.gov/Archives/edgar/data/802257/000118518523001292/0001185185-23-001292-index.htm

We have always had a view toward additional technology and services offerings and are committing more time to that effort going forward. We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

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

Years ended December 31, 2023 and 2022

Revenue and Cost of Sales

As a result of the Company closing the clinics in December 2022 and subsequently selling the related assets, all revenue and cost of sales have been reclassified to income(loss) from discontinued operations.

Operating Expenses

Our total operating expenses for the year ended December 31, 2023, were $2.6 million compared to $4.3 million for the year ended December 31, 2022.

Operating Expense for the year ended December 31, 2023 included $0.1 million for the impairment of fixed assets in connection with the closing of our clinics; there was no comparable transaction during the year ended December 31, 2022. Other operating expense for the year ended December 31, 2023 were comprised primarily of $.9 million payroll and payroll taxes, $.4 million in legal and professional fees, $0.9 million of stock-based compensation, $0.2 million in advertising, marketing, and investor relations expenses, and $.1 million in other operating costs.

Operating Expense for the year ended December 31, 2022 were comprised primarily of $1.2 million payroll and payroll taxes, $0.6 million of non-cash compensation, $1.1 million in legal and professional fees, $0.2 million in marketing expenses, and $1.2 million in other operation costs.

Other Income and Expenses

Interest expense was approximately $1.6 million for the year ended December 31, 2023, compared to approximately $3.0 million for the year ended December 31, 2022. Interest expense – related parties was approximately $0.4 million for the year ended December 31, 2023 compared to $1.2 for the year ended December 31, 2022. The decrease in interest expense was a result of the decreased level of debt during fiscal 2023.

During the year ended December 31, 2023, we recorded equity investment incentives of approximately $7.6 million. There were no comparable transactions in the prior period.

During the year ended December 31, 2023, we recorded a loss on a legal settlement of $18,759. There was not an equivalent gain or loss during the year ended December 31, 2022 prior period.

During the year ended December 31, 2023, we recorded a loss on true-up shares issued with notes payable in the amount of $119,370 compared to $9,007 for the year ended December 31, 2023.

During the year ended December 31, 2022, we recorded a gain on commitment fee shares in the amount of $0.1 and a gain on commitment fee shares issued to related parties in the amount of $0.1. There were no comparable transactions during the year ended December 31, 2023.

During the year ended December 31, 2022, we recorded a loss on settlement of accrued salary in the amount of $15,032. There was no comparable transaction during the year ended December 31, 2023.

During the year ended December 31, 2023 we recorded a gain on settlement of notes payable of $25,000. There was no comparable transaction in the prior period.

During the year ended December 31, 2023, we recorded a gain on sale of assets in the amount of approximately $9,000. There were no comparable transactions in the prior period.

During the year ended December 31, 2023, we recorded other income of $40,622. There were no comparable transactions in the prior period.

During the year ended December 31, 2023, we recorded a gain on issuance of shares to a service provider of $33,092. There were no comparable transactions in the prior period.

During the year ended December 31, 2023, we recorded a gain on settlement of notes and accounts payable of $37,453 compared to a loss of $88,235 in the prior period.

During the year ended December 31, 2023, we recorded a gain on settlement of notes and accounts payable to a related party of approximately $0.1 million; there was no comparable transaction in the prior period.

During the year ended December 31, 2023, we recorded a gain $25,000 for the conversion of accrued salaries and Series D Preferred stock into shares of Series F preferred stock. There were no comparable transactions in the prior period.

During the year ended December 31, 2023, we recorded a loss on revaluation of derivative liabilities in the amount of $85,773 compared to a loss on revaluation of derivative liabilities in the amount of $687,178 during the year ended December 31, 2022.

Net Loss from Discontinued operations

During the year ended December 31, 2023, we recorded a net loss from discontinued operations of $4,221,334 compared to a net loss of $14,030,539 for the year ended December 31, 2022. The net loss from discontinued operations were lower in the current period as the Company closed all of its clinics as of December 2022.

Net Loss Available to Common Shareholders

The Company accrued Preferred Stock dividends of approximately $1.7 million including approximately $0.1 million to related parties for the year ended December 31, 2023, compared to approximately $0.3 million including approximately $0.1 million to related parties for the year ended December 31, 2022. The increase was due to accrued dividends on the Series F Preferred Stock.

For the year ended December 31, 2023, we had a net loss available to common shareholders of approximately $18.2 million, or a net loss per share, basic and diluted of ($1.26) compared to a net loss available to common shareholders of approximately $23.6 million, or a net loss per share, basic and diluted of ($5.29), for the year ended December 31, 2022.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2023, we had cash and cash equivalents of approximately $3,000 compared to cash of approximately $36,000 as of December 31, 2022.

Net cash used in operating activities was approximately $0.8 million for the year ended December 31, 2023. Cash used in operations for the year ended December 31, 2022, was approximately $5.2 million. The decrease in cash used in operations was a result of closing our clinical facilities in December 2022.

Net cash used in investing activities was $0 million for the year ended December 31, 2023 compared to approximately $1.7 million for the year ended December 31, 2022. The amounts relate to the purchase of fixed assets and leasehold improvement on our first clinics.

Net cash provided by financing activities for the year ended December 31, 2023, was approximately $0.7 million, consisting of net cash proceeds of approximately 0.7 million from the sale of Series F preferred stock, offset by principal payments on the SBA loan of approximately $11,500. Net cash provided by financing activities for the year ended December 31, 2022, was approximately $5.8 million, consisting of proceeds from a notes payable of approximately $4.4 million and notes payable – related parties of approximately $1.5 million. We also received landlord financing of leasehold improvements of approximately $0.2 million. Partially offsetting the proceeds were principal payments on a note payable to a related party of was approximately $0.2 million.

We have made a strategic decision to reduce our capital needs by closing our clinic operations in the fourth quarter of 2022, and releasing our staff.

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	ALSO KNOWN AS:	PROPERTY NAME/OWNER	ORIGINAL OBLIGATION (NOT INC. CAPX)	SETTLEMENT AMOUNT	TYPE OF SETTLEMENT
MINNEAPOLIS, MN	NORDHAUS	LENNAR	$511,000	$-	N.A.
WAYZETTA, MN	PROMINADE	WAZETTA BAY	$407,000	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	EAGAN CLINIC	VIKINGS	$767,000	$488,491	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR & GRAND	EXCELSIOR	$673,000	$425,350	DEFAULT JUDGEMENT
ST. PAUL, MN	THE GROVE	CONTINENTAL 560	$1,153,000	$415,606	DEFAULT JUDGEMENT
EDEN PRARIE	ELEVATE	TP ELEVATE	$620,000	$-	IN PROCESS
MAPLE GROVE, MN	ARBOR LAKES	BUTTNICK	$1,153,127	$219,575	SETTLEMENT AGREE
DENVER, CO	LMC WELTON	RADIANT	$782,000	$530,000	DEFAULT JUDGEMENT
DENVER, CO	1776 CURTIS	QUINCY	$1,079,000	$348,764	DEFAULT JUDGEMENT
		TOTAL	$7,145,127	$2,452,786

Our financial statements as presented in this filing reflect total liabilities of over $14 million, including certain reserves for potential liabilities related to ceased operations related largely to long term lease obligations and costs related to the construction of our facilities. A substantial amount of these liabilities may be reversed on negotiations, and it is our goal to settle the remaining amounts with non -cash consideration as noted above.

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

Revenue Recognition during previous periods

The Company had no sources of revenue during 2023. The following reflects its revenue policy during the periods from 2021 until the end of 2022.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2023 and 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MITESCO, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE

40	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB 3289)

41	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB 587)

43	CONSOLIDATED BALANCE SHEETS

44	CONSOLIDATED STATEMENTS OF OPERATIONS

45	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

46	CONSOLIDATED STATEMENTS OF CASH FLOWS

48	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mitesco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitesco, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2024.

Tampa, Florida

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mitesco, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Mitesco, Inc. & Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Derivative liability on Convertible Promissory Notes – Refer to Note 9 and 11 of the financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company entered into five Securities Purchase Agreements with respect to the sale and issuance to the investors of (i) an initial commitment fee in the form of shares (Commitment Fee Shares) of the Company's common stock which Commitment Fee Shares can be decreased if the Company repays the notes on or prior to their maturity, (ii) a promissory note and (iii) common stock purchase warrant to purchase shares of common stock.  As described in Note 9 and 11 to the financial statements, as of December 31, 2022, the Company utilized a Monte Carlo Simulation and PWERM model to value a derivative liability relating to the "True-Up Share Obligations and Warrants", respectively in accordance with ASC 820, “Fair Value Measurement”. A Monte Carlo simulation is used to model the probability of different outcomes in a process that cannot easily be predicted due to the intervention of random variables. It is a technique used to understand the impact of risk and uncertainty and establishes a fair value based on the most likely outcome.  The PWERM Model develops an estimate based on the probability-weighted present value of various future outcomes.

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

RBSM LLP

We served as the Company’s auditor from 2020 through 2023.

Las Vegas, NV

July 14, 2023

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2023	2022

Current assets
Cash and cash equivalents	$2,838	$35,623

Prepaid expenses	-	51,632
Current assets of discontinued operations	-	93,033
Total current assets	2,838	180,288

Right to use operating leases, net	-	83,810
Fixed assets, net	-	44,655
Non-current assets of discontinued operations	-	2,293,227

Total Assets	$2,838	$2,601,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$7,838,112	$7,353,215
Accrued interest	375,346	358,165
Accrued interest - related parties	35,267	52,643
Derivative liabilities	152,945	568,912
Lease liability - operating leases, current	99,477	442,866
Notes payable, net of discounts	1,078,529	5,047,995
Notes payable - related parties, net of discounts	166,912	846,001
SBA loan payable	421,788	460,406
Other current liabilities	121,136	96,136
Preferred stock dividends payable	1,551,833	395,407
Preferred stock dividends payable - related parties	73,364	35,019
Legal settlements	2,219,886	-
Current liabilities from discontinued operations	-	2,145,706
Total current liabilities	14,134,595	17,802,471

Lease Liability- operating leases, non-current	-	3,936,858

Total Liabilities	14,134,595	21,739,329

Commitments and contingencies

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 27,324 shares designated Series X:	-	-
Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Preferred stock, Series C, $0.01 par value, 0 and 1,047,619 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	10,476
Preferred stock, Series D, $0.01 par value, 250,000 and 3,100,000 shares issued and outstanding as of December 31, 2023 and 2022	2,500	31,000
Preferred stock, Series E, $0.01 par value, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Preferred stock, Series F, $0.01 par value, 20,057 and no shares issued and outstanding as of December 31, 2023 and 2022	201	-
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at December 31, 2023 and 2022	242	242
Common stock subscribed	-	36,575
Common stock, $0.01 par value, 500,000,000 shares authorized, 5,567,957 and 4,630,372 shares issued and outstanding as of December 31, 2023 and 2022, respectively	55,680	46,305
Additional paid-in capital	47,856,444	29,452,514
Accumulated deficit	(62,046,824)	(48,714,461)
Total stockholders' equity (deficit)	(14,131,757)	(19,137,349)

Total liabilities and stockholders' equity (deficit)	$2,838	$2,601,980

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Revenue	$-	$-
Cost of goods sold	-	-
Gross (loss) profit	-	-

Operating expenses:
General and administrative	2,454,668	4,330,734
Impairment of fixed assets	132,000	-

Total operating expenses	2,586,668	4,330,734

Net Operating Loss	(2,586,668)	(4,330,734)

Other income (expense):
Interest expense	(1,615,591)	(3,034,402)
Interest expense - related parties	(109,502)	(314,745)
Equity investment incentives	(7,644,077)	-
Financing costs	(18,617)	-
Loss on legal settlement	(18,759)	-
Loss on true-up shares	(119,370)	(9,007)
Gain on waiver and commitment fee shares	-	91,444
Gain on waiver and commitment fee shares - related parties	-	81,129
Gain on settlement of accrued salary	-	15,032
(Loss) Gain on settlement of accounts payable	25,000	(88,235)
Gain on issuance of shares to service provider	33,092	-
Gain on sale of assets	8,876	-
Gain on conversion of notes and accounts payable into common stock – related party	114,942	-
(Loss) on conversion of accrued salaries and Series D preferred stock into Series F preferred stock	(25,000)	-
Gain on conversion of notes payable and accounts payable to common stock	37,453	-
Other Income	40,622	-
Loss on revaluation of derivative liabilities	(85,773)	(687,178)
Total other expense	(9,376,704)	(3,945,962)

Loss before provision for income taxes	(11,963,372)	(8,276,696)
Provision for income taxes	-	-

Net loss from continuing operations	$(11,963,372)	$(8,276,696)
Net loss from discontinued operations	(1,368,991)	(14,959,433)
Net loss	(13,332,363)	(23,236,129)

Preferred stock dividends	(1,600,241)	(249,868)
Preferred stock dividends - related parties	(119,540)	(72,442)

Net loss available to common shareholders	$(15,052,144)	$(23,558,439)

Net loss per share from continuing operations - basic and diluted	$(0.97)	$(2.14)
Net loss per share from discontinued operations - basic and diluted	(0.07)	(3.15)
Net loss per share - basic and diluted	(1.04)	(5.29)

Weighted average shares outstanding - basic and diluted	14,440,218	4,451,962

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 and 2022

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in capital	Subscribed	Deficit	Total

Balance, December 31, 2021	-	$-	940,644	$9,406	3,100,000	$31,000			24,227	$242	4,266,669	$42,667	$26,385,728	$132,163	$(25,478,332)	$1,122,874
Vesting of common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	4,387	-	-	4,387
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	345,578	-	-	345,578
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	6,329	63	101,187	-	-	101,250
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	63,593	636	577,599	-	-	578,235
Issuance of Waiver fee shares	-	-	-	-	-	-	-	-	-	-	45,235	452	366,706	-	-	367,158
Commitment fee shares	-	-	-	-	-	-	-	-	-	-	119,527	1,196	1,218,466	-	-	1,219,662
Shares issued for services	-	-	-	-	-	-	-	-	-	-	27,064	271	180,302	-	-	180,573
Warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	-	-	94,672	-	-	94,672
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	-	-	8,103	82	86,971	-	-	87,053
Gain on settlement of accrued payroll	-	-	-	-	-	-	-	-	-	-	(8,000)	(80)	80	-	-	-
Issuance of shares previously subscribed for conversion of accounts payable	-	-	-	-	-	-	-	-	-	-	7,648	76	95,512	(95,588)	-	-
Shares issued in connection with make-good agreement	-	-	-	-	-	-	-	-	-	-	91,329	913	913,735	-	-	319,648
Series C Preferred Stock adjusted for prior conversions	-	-	106,975	1,070	-	-	-	-	-	-	-	-	(1,070)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(322,310)	-	-	(322,310)
Shares issued due to rounding in reverse split	-	-	-	-	-	-	-	-	-	-	2,875	29	(29)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(23,236,129)	(23,236,129)
Balance, December 31, 2022	-	$-	1,047,619	$10,476	3,100,000	$31,000	-	$-	24,227	$242	46,305,375	$46,305	$29,452,514	$36,575	$(48,714,461)	$(19,137,349)

Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Conversion of accrued salary, debt, and board fees to common stock by a related party	-	-	-	-	-	-	-	-	-	-	181,606	1,816	3,632	-	-	5,448
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	247,776	2,476	77,027	-	-	79,503
Issuance of common stock to a service provider	-	-	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Shares issued pursuant to legal settlement	-	-	-	-	-	-	-	-	-	-	22,174	222	18,537	-	-	18,759
Shares issued previously subscribed	-	-	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	3,732	-	-	3,732
Series A Dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	-	-	28,275	283	60,281	-	-	60,564
Shares issued for conversion of accounts payable	-	-	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Shares sold for cash, net of costs	-	-	-	-	-	-	1,746	17	-	-	-	-	1,583,483	-	-	1,583,500
Conversion of Series C Preferred Stock to Series F Preferred Stock	-	-	(1,047,619)	(10,476)	-	-	2,289	22	-	-	-	-	1,198,450	-	-	1,187,996
Conversion of Series D Preferred Stock to Series F Preferred Stock	-	-	-	-	(2,350,000)	(23,500)	4,055	41	-	-	-	-	1,610,965	-	-	1,587,506
Conversion of Series D Preferred Stock and accrued salaries to Series F Preferred Stock by related party	-	-	-	-	(500,000)	(5,000)	655	65	-	-	-	-	159,899	-	-	154,906
Conversion of Debt to Series F Preferred Stock	-	-	-	-	-	-	9,027	90	-	-	-	-	9,523,088	-	-	9,523,178
Conversion of debt and accrued salaries to Series F Preferred Stock by related parties	-	-	-	-	-	-	2,138	22	-	-	-	-	2,137,033	-	-	2,137,055
Forgiveness of related party loans for sale of assets	-	-	-	-	-	-	-	-	-	-	-	-	2,454,774			2,454,774
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(1,719,781)	-	-	(1,719,781)
Loss for the year ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,332,363)	(13,332,363)
Balance, December 31, 2023	-	$-	-	$-	250,000	$2,500	20,507	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$-	$(62,046,824)	$(14,131,757)

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(11,963,372)	$(8,276,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	132,000	-
Depreciation	-	8,916
Amortization of right-to-use asset	-	80,379
Penalties on notes payable	1,027,778	-
Conversion fees on notes payable	75,000	-
Equity investment incentives	7,644,077	-
Financing cost - waiver fee shares	-	565,431
Gain on waiver fee shares	-	(198,273)
Loss on commitment shares	119,370	34,707
(Gain) loss on conversion of accrued salary	25,000	(15,032)
Gain on forgiveness of notes payable	(205,459)	-
(Gain) loss on revaluation of derivative liabilities	85,773	687,178
Loss on settlement of accounts payable	24,895	88,235
Loss on legal settlement	18,759	-
Amortization of discount on notes payable	32,011	2,116,194
Amortization of discount on notes payable - related parties	19,587	264,385
Share-based compensation	904,540	451,215
Changes in assets and liabilities:
Prepaid expenses	51,632	165,671
Accounts payable and accrued liabilities	1,491,390	2,489,404
Operating lease liability, net	(38,948)	(44,033)
Other current liabilities	25,000	(73,286)
Accrued interest	471,564	350,508
Accrued interest - related parties	(1,716)	202,682
Net cash provided by operating activities – continuing operations	(61,119)	(1,102,415)
Net cash used in operating activities – discontinued operations	(698,611)	(4,071,425)
Net cash used in operating activities	(759,730)	(5,173,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets and construction in progress	-	(15,709)
Net cash used in investing activities – continuing operations	-	(15,709)
Net cash used in investing activities – discontinued operations	-	(1,733,117)
Net cash used in investing activities	-	(1,748,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Series F Preferred Stock, net of fees	738,500	-
Principal payments on SBA Loan	(11,555)	-
Proceeds from notes payable - related parties, net of discounts	-	698,750
Proceeds from notes payable, net of discounts	-	4,359,350
Principal payments on notes payable related parties	-	(235,294)
Net cash provided by financing activities – continuing operations	726,945	4,822,806
Net cash provided by financing activities – discontinued operation	-	971,000
Net cash provided by financing activities	726,945	5,793,806

Net change in cash and cash equivalents	(32,785)	(1,128,860)

Cash and cash equivalents at beginning of period	35,623	1,164,483
Cash and cash equivalents at end of period	$2,838	$35,623

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for common stock subscribed	$36,575	$95,512
Preferred stock dividend	$1,719,781	$322,310
Conversion of accounts payable to Series F Preferred Stock	$146,214	$-
Conversion of Series C Preferred Stock to Series F Preferred Stock	$1,198,472	$-
Conversion of Series D Preferred Stock to Series F Preferred Stock	$1,611,006	$-
Conversion of accounts payable to common stock	$79,503	$578,235
Conversion of Series D Preferred Stock and accrued salaries to Series F Preferred Stock by related party	$159,906	$-
Conversion of notes payable and accrued interest to Series F Preferred Stock	$9,523,178	$-
Conversion of debt and accrued salaries to Series F Preferred Stock by related parties	$2,137,055	$-
Conversion of accounts payable, accrued salaries, and board fees to common stock	$5,448	$-
Conversion of notes payable and accrued interest to common stock	$83,456	$-
Series A accrued dividends reclassified to APIC from prior transactions	$10,967	$-
Shares issued for Series X dividends	$60,564	$-
Forgiveness of notes for purchase of subsidiary assets	$2,454,774	$-
Discount on notes payable due to warrants	$-	$94,672
(Decrease) Increase in capital expenditures included in accounts payable	$-	$(51,587)

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1: Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we completed a “spin out” of our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. In October 2023, the Company completed a move of its corporate status to Nevada from Delaware in order to effect reduced costs.

The details can be found at: https://www.sec.gov/ix?doc=/Archives/edgar/data/0000802257/000118518523001074/mitesco20231016_8k.htm .

From 2020 through 2022, our operations were focused on establishing medical clinics utilizing Nurse Practitioners under The Good Clinic name and development and acquisition of telemedicine technology. In March of 2020, we formed an owned subsidiary, Mitesco NA LLC, which holds The Good Clinic LLC, a Colorado limited liability company for our clinic business. The Company had previously established a strategy to address opportunities in Europe seeking technology solutions, or financing situations, through a Dublin based subsidiary, Acelerar Healthcare Holdings Ltd. After a review of its near-term opportunities in North America, the Board of Directors has determined that any efforts in the European community should be discontinued so that it can best focus on its North American operations.

We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and had six operating clinics during the year ended December 31, 2022, with two additional sites under contract. In the fourth quarter of fiscal 2022, we made the strategic decision to reduce our capital needs by closing our clinic operations and releasing our staff.

We are a holding company seeking to provide products, services and technology. We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates.

Note 2: Going Concern

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC and The Good Clinic, LLC. In addition, we relied on the operating activities of certain legal entities in which we did not maintain a controlling ownership interest, but over which we had indirect influence and of which we were considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

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

Property and Equipment - Property and equipment is recorded at the lower of cost or estimated net recoverable amount and is depreciated using the straight-line method over its estimated useful life. Property acquired in a business combination is recorded at estimated initial fair value. Property and equipment are depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based upon the following life expectancy:

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

For changes in credit issues assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues.

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

Stock-Based Compensation - We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options are estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Convertible Instruments - The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes.

Derivative Financial Instruments - Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Monte Carlo Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities.

Common Stock Purchase Warrants - The Company accounts for common stock purchase warrants in accordance with the FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for stock warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the BSM option-pricing model value method for valuing the impact of the expense associated with these warrants.

Per Share Data - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments. As of December 31, 2023 and 2022, all potentially dilutive instruments were excluded from the calculation of net loss per share as their effect was antidilutive.

Income Taxes - The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax laws or rates.

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

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

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

Recent Accounting Standards – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2023	2022
Current assets - discontinued operations:
Accounts receivable	-	30,943
Prepaid expenses and deposits	-	62,090
Total current assets - discontinued operations	$-	$93,033

Noncurrent assets - discontinued operations:
Property and equipment	$-	$1,832,973
Right-of-use assets	-	460,254
Total noncurrent assets - discontinued operations	$-	$2,293,227

Accrued interest – related party	-	150,039
Note payable – related party	-	1,995,667
Total current liabilities - discontinued operations	$-	$2,145,706

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Year Ended
	December 31,	December 31,
	2023	2022
Revenue	$181,012	$690,533
Cost of goods sold	-	76,530
Gross margin	181,012	614,003

Selling, general, and administrative expenses	(1,166,121)	(7,046,984)
Impairment of assets	(2,211,462)	(7,597,558)

Other (income) expense:
Interest expense	(306,032)	(1,105,256)
Gain on sale of assets	11,268	-
Gain on settlement of accounts payable	81,263	-
Gain on settlement of operating lease	2,041,080	-
Loss from discontinued operations, net of tax	$(1,368,991)	$(14,959,433)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Year Ended
	December 31,	December 31,
	2023	2022

Depreciation expense	$81,765	$804,882
Cash used for construction in progress and fixed assets	$-	$(1,733,117)
Impairment of RTU assets	$544,063	$-
Impairment of property and equipment	$1,667,399	$-

Note 5: Related Party Transactions

The Company was involved in a significant number of fundraising transactions with related parties during the years ended December 31, 2023 and 2022. See notes 10 and 12.

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Trade accounts payable	$7,094,334	$6,761,793
Accrued payroll and payroll taxes	743,778	590,915
Other	-	507
Total accounts payable and accrued liabilities	$7,838,112	$7,353,215

Accounts Payable Exchanged for Common Stock

On January 5, 2022, we entered into an exchange agreement with Gardner Builders Holdings, LLC (“Gardner”, the “Gardner Agreement”). Pursuant to the Gardner Agreement, we have authorized the issuance of shares of the Company’s restricted common stock to Gardner in exchange for the certain accounts payable and additional amounts due to Gardner as defined below.

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

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. The Company’s lease expense was entirely comprised of operating leases and is reported as a component of discontinued operations as a result closing of the clinics and the subsequent sale of the assets. During the year ended December 31, 2022, the Company recognized an impairment of RTU assets in the amount of $3,185,591 in connection with the closing of its clinics during the period. During the year ended December 31, 2023, the Company recognized an additional impairment in the amount of $0.5 million in connection with its remaining leased properties.

Right to use assets – operating leases are summarized below:

	December 31, 2023	December 31, 2022
Right to use assets, net	$-	$83,810

Operating lease liabilities are summarized below:

	December 31, 2023	December 31, 2022
Lease liability	$99,477	$4,379,724
Less: current portion	(99,477)	(442,866)
Lease liability, non-current	$-	$3,936,858

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2023. As of December 31, 2023 the Company has either settled amounts owed or entered in into default judgements for all leases except for the office lease. For all leases for which a legal settlement have been entered into, all amounts have been reclassified to legal settlements as of December 31, 2023.

For the period ended December 31, 2024	$99,477
For the period ended December 31, 2025	-
For the period ended December 31, 2026	-
For the period ended December 31, 2027	-
For the period ended December 31, 2028	-
Thereafter	-
Total	$99,477
Less: Present value discount	-
Lease liability	$99,477

As of December 31, 2023, the Company has entered into settlement agreements for certain of our lease in the amount of $2,219,886 which is recorded as Legal Settlements in the accompanying balance sheet.

Note 8: SBA Loan Payable

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the year ended December 31, 2023, the Company made principal payments of $11,555 on this loan and recorded interest in the amount of $5,719.

Note 9: Notes Payable

The following table summarizes the outstanding notes payable as of December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
AJB Note	$-	$750,000
Anson Investments note	-	562,500
Anson East note	-	187,500
GS Capital note	-	277,777
Kishon Note	431,666	277,777
Finnegan Note 1	51,765	51,765
Finnegan Note 2	32,353	32,353
Dragon Note	-	647,059
Mackay Note	-	323,530
Schrier Note	25,882	25,882
Nommsen Note	64,705	64,705
Caplan Note	64,705	64,705
Finnegan Note 3	32,353	32,353
Enright Note	-	132,000
Mitchell Note	78,100	78,100
Lightmas Note	66,000	66,000
Lewis Note	33,000	33,000
Goff Note	33,000	33,000
Hagan Note	110,000	110,000
Darling Note	-	220,000
Leath Note	55,000	55,000
Cavalry Note	-	500,000
Mercer Note 1	-	300,000
Pinz Note	-	30,000
Mercer Note 2	-	100,000
Mercer Note 3	-	125,000
Notes Payable	$1,078,529	$5,080,006
Less: Discount	-	(32,010)
Notes payable - net of discount	$1,078,529	$5,047,996

Current Portion, net of discount	$1,078,529	$5,047,996
Long-term portion, net of discount	$-	$-

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

During the year ended December 31, 2023, a default penalty in the amount of $375,000 and an additional fee in the amount of $15,000 were added to the principal amount of the AJB note. During the year ended December 31, 2023, interest in the amount of $69,167 was accrued on the AJB Note.

On April 11, 2023, an equity investment incentive in the amount of $800,800 representing 65% of the total amount due under the AJB Note, along with original principal of $750,000, the default penalty of $375,000, the fee of $15,000, and accrued interest of $92,000 (a total of $2,032,800) was converted to 2,033 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $800,800, there was no additional gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the AJB Note.

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

During the year ended December 31, 2023, a default penalty in the amount of $281,250 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson Investments Note. During the year ended December 31, 2023, interest in the amount of $ $27,157 was accrued on the Anson Investments Note.

On April 11, 2023, an equity investment incentive in the amount of $602,815 representing 65% of the total amount due under the Anson Investments Note, along with original principal of $562,500, the default penalty of $281,250, the fee of $15,000, and accrued interest of $68,657 (a total of $1,530,222) was converted to 1,531 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $602,815, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Anson Investments Note.

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

During the year ended December 31, 2023, a default penalty in the amount of $93,750 and an additional fee in the amount of $15,000 were added to the principal amount of the Anson East Note. During the year ended December 31, 2023, the amount of $9,552 was accrued on the Anson East Note.

On April 11, 2023, an equity investment incentive in the amount of $207,763 representing 65% of the total amount due under the Anson East Note, along with original principal of $187,500, the default penalty of $93,750, the fee of $15,000, and accrued interest of $23,385 (a total of $527,398) was converted to 528 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $207,763, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Anson East Note.

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

During the year ended December 31, 2023, GS Capital converted an aggregate amount of $72,777 of principal and $8,679 of accrued interest in the GS Capital Note into an aggregate of 57,140 shares of the Company’s common stock at an average price of $1.46 per share. These conversions were made pursuant to the terms of the GS Capital Note, and no gain or loss was recorded on these transactions. During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the GS Capital Note. During the year ended December 31, 2023, interest in the amount $13,965 was accrued on the GS Capital Note.

On April 11, 2023, an equity investment incentive in the amount of $249,439 representing 65% of the total amount due under the GS Capital Note, along with original principal of $205,000, the default penalty of $138,889, the fee of $15,000, and accrued interest of $24,864 (a total of $633,192) was converted to 634 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $249,439, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the GS Capital Note.

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

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. During the year ended December 31, 2023, interest in the amount of $71,087 was accrued on the Kishon Note. At December 31, 2023, principal and interest in the amount of $431,666 and $88,909, respectively, were due on the Kishon Note. This note was in default at December 31, 2023 and 2022.

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

During the year ended December 31, 2023, interest in the amount of $8,604 was accrued on the Finnegan Note 1; principal and accrued interest in the amount of $51,765 and $11,889, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $5,376 was accrued on the Finnegan Note 2; principal and accrued interest in the amount of $32,353 and $7,341, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $30,204 was accrued on the Dragon Note.

On April 11, 2023, an equity investment incentive in the amount of $463,539 representing 65% of the total amount due under the Dragon Note, along with original principal of $647,059 and accrued interest of $66,078 (a total of $1,176,676) was converted to 1,177 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $463,539, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Dragon Note.

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

During the year ended December 31, 2023, interest in the amount of $43,614 was accrued on the Mackay Note.

On September 29, 2023, an equity investment incentive in the amount of $258,269 representing 65% of the total amount due under the Mackay Note, along with original principal of $294,118, premium of $29,412, accrued interest of $63,807, and fee of $10,000 (a total of $655,606) was converted to 656 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $258,269, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Mackay Note.

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

During the year ended December 31, 2023, interest in the amount of $4,242 was accrued on the Schrier Note and $335 of discount was amortized to interest expense; principal and accrued interest in the amount of $25,882 and $5,383, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $10,739 was accrued on the Nommsen Note; principal and accrued interest in the amount of $64,705 and $13,685, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $10,458 was accrued on the Caplan Note and $2,230 of discount was amortized to interest expense; principal and accrued interest in the amount of $64,705 and $12,989, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $5,150 was accrued on the Finnegan Note 3; principal and accrued interest in the amount of $32,353 and $6,350, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $15,481 was accrued on the Enright Note.

On September 29, 2023, an equity investment incentive in the amount of $102,116 representing 65% of the total amount due under the Enright Note, along with original principal of $120,000, premium of $12,000, and accrued interest of $20,380 (a total of $254,496) was converted to 255 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $102,116, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Enright Note.

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

During the year ended December 31, 2023, interest in the amount of $12,951 was accrued on the Mitchell Note; principal and accrued interest in the amount of $78,100 and $15,768, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $10,945 was accrued on the Lightmas Note; principal and accrued interest in the amount of $66,000 and $13,325, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $5,473 was accrued on the Lewis Note; principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $5,473 was accrued on the Goff Note; principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $18,237 was accrued on the Hagan Note; principal and accrued interest in the amount of $110,000 and $21,793, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $10,192 was accrued on the Darling Note. On April 11, 2023, an equity investment incentive in the amount of $153,927 representing 65% of the total amount due under the Darling Note, along with original principal of $220,000 and accrued interest of $16,811 (a total of $390,738) was converted to 391 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $153,927, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Darling Note.

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

During the year ended December 31, 2023, interest in the amount of $9,116 was accrued on the Leath Note; principal and accrued interest in the amount of $55,000 and $10,757, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $25,415 was accrued on the Cavalry Note. On April 11, 2023, an equity investment incentive in the amount of $349,266 representing 65% of the total amount due under the Cavalry Note, along with original principal of $500,000 and accrued interest of $37,333 (a total of $886,599) was converted to 887 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $349,266, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Cavalry Note.

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

During the year ended December 31, 2023, interest in the amount of $15,247, respectively, was accrued on the Mercer Note 1. On April 11, 2023, an equity investment incentive in the amount of $209,452 representing 65% of the total amount due under the Mercer Note 1, along with original principal of $300,000 and accrued interest of $22,233 (a total of $531,685) was converted to 531 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $209,452, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Mercer Note 1.

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

During the months ended December 31, 2023, interest in the amount of $15,247, respectively, was accrued on the Pinz Note. On April 11, 2023, an equity investment incentive in the amount of $20,929 representing 65% of the total amount due under the Pinz Note, along with original principal of $30,000 and accrued interest of $2,198 (a total of $53,127) was converted to 54 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $20,929, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Pinz Note.

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

During the year ended December 31, 2023, interest in the amount of $5,076, respectively, was accrued on the Mercer Note 2. On April 11, 2023, an equity investment incentive in the amount of $69,510 representing 65% of the total amount due under the Mercer Note 2, along with original principal of $100,000 and accrued interest of $6,939 (a total of $176,449) was converted to 177 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $69,510, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Mercer Note 2.

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

During the year ended December 31, 2023, interest in the amount of $3,521 was accrued on the Mercer Note 3. Also during the year ended December 31, 2023, discounts in the amount of $20,972 were amortized to interest expense. On April 11, 2023, an equity investment incentive in the amount of $67,934 representing 65% of the total amount due under the Mercer Note 3, along with original principal of $100,000 and accrued interest of $4,514 (a total of $172,448) was converted to 173 shares of the Company’s Series F Preferred Stock. The premium on the Mercer Note 3 in the amount of $25,000 was forgiven by Mercer, and the Company recognized a gain on forgiveness of debt in the amount of $25,000. Other than the equity investment incentive of $67,934, there was no other gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Mercer Note 3.

Aggregate interest expense as described on the above notes payable was $463,136 and $3,210,763 for the year ended December 31, 2023 and 2022, respectively. Accrued interest on notes payable was $375,346 and $358,165 at December 31, 2023 and 2022, respectively.

Note 10: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of December 31, 2023 and 2022, respectively

	December 31, 2023	December 31, 2022
Howe Note 1	$-	$1,100,000
Howe Note 2	-	330,000
Howe Note 3	-	330,000
Howe Note 4	-	220,000
Diamond Note 1	-	192,500
Diamond Note 2	-	23,529
Diamond Note 3	-	258,823
Diamond Note 4	-	51,765
Diamond Note 5	-	64,706
M Diamond Note	64,706	64,706
Dobbertin Note	19,412	19,412
Iturregui Note 1	-	32,353
Lindstrom Note	45,294	45,294
November 29, 2022 Notes	37,500	131,250
Notes Payable	166,912	2,864,338
Less: Discount	-	(22,670)
Less: Amounts classified as current liabilities of discontinued operations	-	(1,995,667)
Notes payable – net of discounts	$166,912	$846,001

Current Portion, net of discount	$166,912	$846,001
Long-term portion, net of discount	$-	$-

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

During the year ended December 31, 2023, interest in the amount of $168,761, respectively, was accrued on the Howe Note 1; principal and accrued interest in the amount of $0 were due on this note at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $50,362 was accrued on the Howe Note 2; principal and accrued interest in the amount of $0 were due on this note at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $50,314, respectively, was accrued on the Howe Note 3; principal and accrued interest in the amount of $0 were due on this note at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of 34,077 was accrued on the Howe Note 4; principal and accrued interest in the amount of $0, respectively, were due on this note at December 31, 2023.

Howe Debt Exchange Agreement

On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC. As consideration for the transaction, Mr. Howe cancelled the existing notes payable and accrued interest owed to Mr. Howe in the amount of $2,454,821.

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

During the year ended December 31, 2023, interest in the amount of $24,024 was accrued on the Diamond Note 1.

On September 29, 2023, an equity investment incentive in the amount of $151,174 representing 65% of the total amount due under the Diamond Note 1, along with original principal of $175,000, premium of $17,500, and accrued interest of $40,076 (a total of $383,750) was converted to 384 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $151,174, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Diamond Note 1.

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

During the year ended December 31, 2023, interest in the amount of $23 was accrued on the Diamond Note 2

On September 29, 2023, an equity investment incentive in the amount of $16,398 representing 65% of the total amount due under the Diamond Note 2, along with the premium of $23,529 and accrued interest of $1,699 (a total of $41,626) was converted to 42 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $16,398, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Diamond Note 2.

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

During the year ended December 31, 2023, interest in the amount of $32,244 was accrued on the Diamond Note 3.

On September 29, 2023, an equity investment incentive in the amount of $200,624 representing 65% of the total amount due under the Diamond Note 3, along with original principal of $235,294, premium of $23,529, and accrued interest of $49,830 (a total of $509,277) was converted to 509 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $200,624, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Diamond Note 3.

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

During the year ended December 31, 2023, interest in the amount of $6,446 was accrued on the Diamond Note 4.

On September 29, 2023, an equity investment incentive in the amount of $39,946 representing 65% of the total amount due under the Diamond Note 4, along with original principal of $47,059, premium of $4,706, and accrued interest of $9,691 (a total of $101,402) was converted to 101 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $200,624, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Diamond Note 4.

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

During the year ended December 31, 2023, interest in the amount of $8,055 was accrued on the Diamond Note 5.

On September 29, 2023, an equity investment incentive in the amount of $49,849 representing 65% of the total amount due under the Diamond Note 5, along with original principal of $58,824, premium of $5,882, and accrued interest of $11,984 (a total of $126,539) was converted to 127 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $200,624, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Diamond Note 5.

M Diamond Note

On May 26, 2022, the Company issued a 10% Promissory Note in the principal amount of $58,823 to Melissa Diamond (the “M Diamond Note”). Ms. Diamond is the daughter of Larry Diamond, former CEO. The M Diamond Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 30, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the M Diamond Note was $50,000; the amount payable at maturity will be $58,823 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the M Diamond Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The M Diamond Note entered default status on December 1, 2022, and the interest rate increased to 18%. The M Diamond Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Diamond reasonably believes contains a term that is more favorable than those in the M Diamond Note, the Company shall notify Ms. Diamond of such term, and such term, at the option of Ms. Diamond, shall become a part of the M Diamond Note. In addition, Ms. Diamond received five-year warrants to purchase 483 shares of common stock at a price of $25.00 per share with a fair value of $2,500 at the date of issuance, and 483 shares of common stock with a value of $4,050; these amounts were recorded as discounts to the M Diamond Note. Interest in the amount of $3,929 was accrued on the M Diamond Note during the year ended December 31, 2022. Discounts in the amount of $21,256 were amortized to interest expense during the year ended December 31, 2022, and total discounts in the amount of $0 remained outstanding at December 31, 2022. Principal and accrued interest in the amounts $64,705 and $3,929, respectively, were due on the M Diamond Note at December 31, 2022.

During the year ended December 31, 2023, interest in the amount of $10,753 was accrued on the M Diamond Note; principal and accrued interest in the amount of $64,705 and $14,682, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

Lindstrom Note

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

During the year ended December 31, 2023, interest in the amount of $7,527 was accrued on the Lindstrom Note; principal and accrued interest in the amount of $45,294 and $10,277, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $3,226 was accrued on the Dobbertin Note; principal and accrued interest in the amount of $19,412 and $4,405, respectively, were due on this note at December 31, 2023. This note was in default at December 31, 2023.

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

During the year ended December 31, 2023, interest in the amount of $3,881 was accrued on the Iturregui Note 1.

On September 29, 2023, an equity investment incentive in the amount of $24,406 representing 65% of the total amount due under the Iturregui Note 1, along with original principal of $29,412, premium of $2,941, and accrued interest of $5,194 (a total of $61,953) was converted to 62 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $24,406, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the Iturregui Note 1.

November 29, 2022 Notes

On November 29, 2022, the Company issued seven identical promissory notes (the “November 29 Notes”) in related party transactions to the following individuals: (1) Thomas Brodmerkel, who was the Company’s CFO and Board Member; (2) Lawrence Diamond, who was the Company’s Chief Executive Officer and Board Member; (3) Sheila Schweitzer, who was a Board Member; (4) Faraz Naqvi, a former Board Member; (5) Juan Carlos Iturregui, who was a Board Member; (6) Jenny Lindstrom, who was the Company’s former Vice President and Chief Legal Officer; and (7) Michael C. Howe, who was the Chief Executive Officer of The Good Clinic, one of our subsidiaries (collectively, the “November 29 Lenders”).

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

During the year ended December 31, 2023, interest in the amount of $11,967 was accrued on the November 29 Notes.

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

On December 8, 2023 pursuant to the Howe debt exchange agreement, Mr. Howe exchanged his note in the principal amount of $18,750 and accrued interest of $2,682 for certain assets of the company. No amounts were due under the Howe note as of December 31, 2023.

At December 31, 2023, there was principal and interest in the aggregate amount of $37,500 and $5,903, respectively, due on the two November 29 Notes that are still outstanding.

Aggregate interest expense as described on the above notes payable – related parties was $404,781 and $1,243,639 for the year ended December 31, 2023 and 2022, respectively, of which $306,032 and $928,894 were included in net loss from discontinued operations. Accrued interest on notes payable – related parties was $35,267 and $52,643 at December 31, 2023 and 2022, respectively.

Note 11: Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Monte Carlo Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative components of these notes are valued at issuance, at conversion, at restructure, and at each period end.

Derivative liability activity for the years ended December 31, 2023 and 2022 is summarized in the table below:

December 31, 2021	$-
True-up features issued	192,375
Settled upon conversion or exercise	(310,641)
Loss on revaluation	687,178
December 31, 2022	$568,912
True-up features issued	-
Settled upon conversion or exercise	(501,740)
Loss on revaluation	85,773
December 31, 2023	$152,945

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following tables summarize the assumptions for the valuations:

	December 31,	December 31,
	2023	2022
Volatility	475.7%	95.1% to 123.2%
Stock Price	$0.0250	$1.06 to 3.50
Risk-free interest rates	5.21%	4.35% to 4.37%
Term (years)	0.39	0.73 to 0.86

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

Note 12: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 5,567,957 and 4,630,372 shares were issued and outstanding at December 31, 2023 and 2022, respectively. On December 12, 2022, the Company effected one-for-fifty reverse-split of its common stock. The number of shares of common stock outstanding immediately before the reverse-split was 231,374,330; the number of shares of common stock immediately following the reverse-split was 4,630,372, a decrease of 226,743,958 shares.

Common Stock Transactions During the Year Ended December 31, 2023

On January 23, 2023, the Company issued 150,000 shares of common stock at the market price of $3.45 per share to a service provider. The aggregate value of $517,500 was charged to operations during the year ended December 31, 2023.

On February 21, 2023, the Company issued 150,000 shares of common stock at the market price of $2.53 per share to a service provider. The aggregate value of $379,500 was charged to operations during the year ended December 31, 2023.

During the year ended December 31, 2023, GS Capital converted principal and accrued interest in a convertible note payable into shares of common stock as follows: On February 14, 2023, principal of $15,000 and accrued interest of $1,632 were converted at a price of $1.74 per share into 9,846 shares of common stock; on February 28, 2023, principal of $17,777 and accrued interest of $2,057 were converted at a price of $1.50 per share into 13,555 shares of common stock; on March 9, 2023, principal of $20,000 and accrued interest of $2,399 were converted at a price of $1.50 per share into 15,265 shares of common stock; and on March 28, 2023, principal of $20,000 and accrued interest of $2,581 were converted at a price of $1.25 per share into 18,472 shares of common stock. These conversions were made pursuant to the terms of the convertible note agreement and no gain or loss was recognized on these transactions.

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

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, and 24,227 shares as Series X Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share and accrued dividends at the rate of 12% on $25.00 per share. The Company had no shares of Series A Preferred Stock outstanding at December 31, 2023 and 2022.

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

Series C Preferred Stock Transactions During the Year Ended December 31, 2023

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

Series D Preferred Stock Transactions During the Year Ended December 31, 2023

The Company accrued dividends in the amount of $85,541 on the Series D Preferred Stock.

On April 11, 2023, a total of 2,350,000 shares of Series D Preferred Stock with a stated value of $2,467,500, accrued dividends in the amount $215,659, and equity investment incentives in the amount of $1,371,846 were exchanged for 4,055 shares of Series F Preferred Stock. There was no gain or loss recorded in connection with these transactions.

On December 8, 2023, Mr. Howe exchanged (i) 500,000 shares of Series D Preferred Stock with a stated value of approximately $0.5 million and accrued dividends of approximately $67,000, and (ii) accrued salary owed to Mr. Howe in the amount of approximately $38,000 plus a conversion incentive of 65% or approximately $25,000 for 655 shares of the Company’s Series F Preferred Stock with a liquidation value of approximately $0.6 million. Other than the conversion of incentive of the approximately $25,000, there was no gain or loss recorded on this transaction.

Series D Preferred Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company accrued dividends on the Series D Preferred Stock in the amount of $195,299.

Series E Preferred Stock

On November 7, 2022, the Company filed a Certificate of Designations, Preferences and Rights of Series E Convertible Perpetual Preferred Stock (the “Series E”) with the Delaware Secretary of State. The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are 0 shares of Series E Preferred Stock outstanding at December 31, 2023 and 2022. No shares of Series E Preferred Stock have ever been issued.

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

Series F Preferred Stock Transactions During the Year Ended December 31, 2023

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

The Company accrued dividends in the amount of $1,566,073 on the Series F Preferred Stock.

Series F Preferred Stock Transactions During the Year Ended December 31, 2022

None.

Series X Preferred Stock

The Company has 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of December 31, 2023 and 2022. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in July 2023 the Company elected to use a price per share of $.80, a 20% discount to the average price of its common stock of $1.00, before the trading of its common stock was moved to the OTC Expert Market system. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Year Ended December 31, 2023

During the year ended December 31, 2023, the Company accrued dividends on its Series X Preferred Stock in the total amount of $60,564.

During the year ended December 31, 2023, the Company issued a total of 28,275 shares of common stock for accrued dividends on its Series X Preferred Stock. Of this amount, a total of 3,739 shares were issued to officers and directors, 14,586 were issued to a related party shareholder, and 9,950 were issued to non-related parties.

Series X Preferred Stock Transactions During the Year Ended December 31, 2022

During the year ended December 31, 2022, the Company accrued dividends on the Series X Preferred Stock in the amount of $60,564.

Stock Options

On January 21, 2021 the Company filed a Form S-8 containing the Mitesco Omnibus Securities and Incentive Plan (“the Plan”) with the SEC. In Sections 4.2 and 4.3 of the Plan it is noted that the Board of Directors has the authority for administration of the Plan. On January 7, 2024 the Board of Directors voted to a) cancel, revoke and terminate any previously issued options that have not already been exercised. For a number of technical reasons the Plan is no longer valid, and in addition to cancellation of any outstanding options, the Board has voted to formally terminate the Plan. Any costs associated with the termination of the Plan will be reflected in the financials reports for the period ending March 31, 2024.

A copy of the Form S-8 which references the Plan can be found at: https://www.sec.gov/Archives/edgar/data/802257/000118518521000098/ex_221520.htm

The following table summarizes the options outstanding at December 31, 2023 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50 - 16.00	100,934	7.16	$10.05	80,934	$9.25
	100,934	7.16	$10.05	80,934	$9.25

Transactions involving stock options are summarized as follows:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2021	366,591	$10.29
Granted	4,000	$12.50
Cancelled/Expired	(59,899)	$12.18
Outstanding at December 31, 2022	310,692	$10.01
Granted	-	-
Cancelled/Expired	(209,758)	$10.00
Exercised	-	-
Outstanding at December 31, 2023	100,934	$10.05
Options vested and exercisable	80,934	$9.25

At December 31, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $812,621 of which $808,584 vest upon various contingent requirements.

Warrants

The following table summarizes the warrants outstanding on December 31, 2023, and the related prices for the warrants to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2021	596,400	$31.25
Granted	75,934	$26.21
Exercised	-	$-
Outstanding at December 31, 2022	672,334	$30.68
Granted	874	$2.50
Exercised	-	$-
Outstanding at December 31, 2023	673,208	$30.64

Note 13: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $13.5 million and $1.6 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the years ended December 31, 2023 and 2022, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2023		2022

Expected tax at statutory rates	$(3,463,000)	21%	$(4,879,000)	21%
Permanent Differences	7,000	0%	1,610,000	(7)%
State Income Tax, Net of Federal benefit	(418,000)	1%	(380,000)	2%
Other	(95,000)	2%	286,000	(1)%
Current Year Change in Valuation Allowance	3,969,000	(24)%	2,611,000	(9)%
Prior Year True-Ups	-	0%	752,000	(6)%
Income tax expense	$-	0%	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023, and 2022 significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended December 31,
	2023	2022
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$112,000
ASC842-ROU Asset	-	(68,000)
ASC842-ROU (Liability)	822,000	830,000
Loss from derivatives	(16,000)	(130,000)
Waiver and commitment fee shares	-	(32,000)
Stock based compensation	(171,000)	(85,000)
Depreciation	3,000	33,000
Net operating loss	13,529,000	9,679,000
Net deferred tax assets (liabilities)	14,308,000	10,339,000
Valuation allowance	(14,308,000)	(10,339,000)
Net deferred tax assets (liabilities)	$-	$-

Note 14: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2023 and 2022.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,945	$152,945

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$568,912	$568,912

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

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

Nordhaus Clinic

On November 1, 2020, we entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000. On November 6, 2023, the Company received a termination notice from the landlord indicating the lease had been terminated. No additional claims have been received by the landlord and the Company believes no additional amounts are owed.

Egan Clinic a.k.a Vikings

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000. A Summary Judgment was granted on December 4, 2023, in the amount of $488,491, and the entry of final judgment was entered on December 15, 2023 and the Company has released the property back to the leaseholder.

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023 in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. Final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

St. Louis Park Clinic a.k.a Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,351 on April 2, 2024 and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

Eden Prairie Clinic a.k.a TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company has released the property back to the leaseholder.

Radiant Clinic a.k.a LMC Welton

On September 9, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 90 months. Fixed rent payments under the initial term are approximately $782,000. As of April 10, 2024, the Company has settled the amounts owed to the leaseholder and full resolution of all liens for approximately $530,000 and the Company has released the property back to the leaseholder.

Quincy Clinic a.k.a 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder.

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	ALSO KNOWN AS:	PROPERTY NAME/OWNER	ORIGINAL OBLIGATION (NOT INC. CAPX)	SETTLEMENT AMOUNT	TYPE OF SETTLEMENT
MINNEAPOLIS, MN	NORDHAUS	LENNAR	$511,000	$-	N.A.
WAYZETTA, MN	PROMINADE	WAZETTA BAY	$407,000	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	EAGAN CLINIC	VIKINGS	$767,000	$488,491	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR & GRAND	EXCELSIOR	$673,000	$425,350	DEFAULT JUDGEMENT
ST. PAUL, MN	THE GROVE	CONTINENTAL 560	$1,153,000	$415,606	DEFAULT JUDGEMENT
EDEN PRARIE	ELEVATE	TP ELEVATE	$620,000	$-	IN PROCESS
MAPLE GROVE, MN	ARBOR LAKES	BUTTNICK	$1,153,127	$219,575	SETTLEMENT AGREE
DENVER, CO	LMC WELTON	RADIANT	$782,000	$530,000	DEFAULT JUDGEMENT
DENVER, CO	1776 CURTIS	QUINCY	$1,079,000	$348,764	DEFAULT JUDGEMENT
		TOTAL	$7,145,127	$2,452,768

Administrative offices

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000. We have not entered into a settlement agreement on this site as of the date of this filing but expect to shortly.

Note 16: Subsequent Events

On January 17, 2024, because of the substantially lower price realized on the OTC Expert Market the holders of the Series X Preferred shares have modified their policy on pricing of the restricted common stock used for the dividend payments. Until further notice the number of dividend shares will be determined using a price per share of $.80 in computing the number of shares to be issued. This represents a 20% discount to the average closing price immediately before the trading of the common stock was moved onto the OTC Expert Market.

On January 24, 2024 the Company received funding after entering into a lending agreement with each of two (2) of its historical institutional investors, Cavalry Fund and Mercer Street Capital (“the Lenders”). The notes provide $25,000 of proceeds each, are for 12-month period, and earn interest at ten percent (10%) per year. The Lenders and the Company have agreed that the use of the proceeds are intended to fund compliance related costs such as SEC reporting, audit, legal and accounting related.

On February 9, 2024, the Company issued 41,057 shares of common stock for dividends payable on its Series X Preferred Stock for the period from July 2023 through December 31, 2023.

On February 20, 2024 the Board of Directors of Mitesco unanimously voted to terminate a previously approved authorization for a reverse split of its common stock at a ratio of up to 4:1, previously disclosed on January 4, 2023.

On March 20, 2024, the Company issued a total of 25,013 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the first quarter of 2024 using the $.80 price per share as noted above.

Effective April 1, 2024 the Company intends to return to the dividend payment terms as defined in the Certificate of Designation for the Series X Preferred stock, as such the share price used in future dividend payment shall be determined using the closing price of the common stock on the 15th day of each month, and the shares shall be issued quarterly to reduce administrative costs.

Advisory Board

The Board of Directors recently authorized the creation of a new Advisory Board whose participants shall include subject matter experts in certain business areas under consideration by the Company. These positions are “non-executive” and as such are not governed by Section 16 of the Securities Act. The compensation for the participants shall be $60,000 per year paid through the issuance of restricted common stock. The per share valuation to be used shall be determined by the Board of Directors based on the market of the Company’s common stock at the time of the appointment.

On March 19, 2024, the Company announced its first participants to that Board. Each will receive $60,000 of restricted common stock for their services over the next 12 months. The Board has determined that the price per share for the restricted stock shall be $.80, the same pricing used for the payment of dividends to Series X Preferred shareholders. This results in the issuance of 75,000 shares for each member, in aggregate 225,000 shares of restricted common stock.

Issuance of Series X Preferred share dividends

The Series X Preferred shares accrue dividends at a rate of 10% annually and may be paid in cash or the issuance of restricted common stock. To date the dividends have only been paid through the issuance of restricted common stock. While the documented policy for determining the share price used in such dividend payment states the closing price of the common stock on the 15th day of each month, this policy was recently modified such that starting in July 2023 and continuing until such time that the common stock of the Company trading on a market other than the OTC Expert Market the Company intends to pay the Series X dividends using restricted common stock with a valuation of $.80 per share, a 20% discount to the average price of the stock before it was moved to the OTC Expert Market Quote platform. The effect of this change was to substantially reduce the number of shares to be issued for the payment of the dividends.

On February 27, 2024 the Company entered into a lending agreements with each of three (3) of its historical institutional investors, Cavalry Fund, AJB and Mercer Street Capital (“the Lenders”). The notes provide $50,000 of proceeds each, are for 12-month period, and earn interest at ten percent (10%) per year.

On March 20, 2024, the Company issued a total of 25,013 shares of restricted common stock for the payment of dividends during the first quarter of 2024 using the $.80 price per share as noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2024, we retained Accell Audit & Compliance, P.A. (“Accell”) to perform our audit work for the year ended December 31, 2023. There were no disagreements with accountants.

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

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2023 were (i) lack of segregation of duties, and (ii) lack of sufficient resources with appropriate accounting experience ), especially with regards to equity-based transactions and tax accounting expertise.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023. This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as December 31, 2023:

Board of Directors
Name	Position	Age at 12/31/23	Date Appointed	Date Resigned
Current Board
Mack Leath	Chairman of the Board, Director	66	12/15/2023	in place
John Mitchell	Director, Secretary	54	12/15/2023	in place
Dr. Jordan Balencic	Independent Director	37	12/15/2023	in place
Previous Board
Lawrence Diamond	Director	59	10/7/2019	12/29/2023
Thomas Brodmerkel (a)	Director	64	12/31/2019	12/15/2023
Dr. H. Faraz Naqvi (b)	Director	56	7/13/2020	4/14/2023
Juan Carlos Iturregui Esq	Director	57	7/31/2020	11/5/2023
Shelia Schweitzer (c)	Director, Chairman 6/2/23 until 12/15/23	75	6/1/2021	12/19/2023
Allen Plunk	Director	54	7/17/2023	12/12/2023

Management
Name	Position	Age at 12/31/23	Date Appointed	Date Resigned or Compensation Ceased by Agreement
Current Management
Mack Leath	CEO & CFO	66	12/15/2023	in place
John Mitchell	Treasurer	54	12/15/2023	in place
Previous Management - Mitesco, Inc.
Lawrence Diamond	CEO	59	10/7/2019	12/29/2023
Thomas Brodmerkel (a)	CFO from 6/1/22 until 12/15/23	64	12/31/2019	12/15/2023
Shelia Schweitzer (c)	COO from 6/2/23 until 12/15/23	75	6/1/2021	12/19/2023
Ingrid Jenny Lindstrom	Chief Legal Officer		4/12/2021	5/19/2023
Jessica Finnegan	VP Human Resources		3/1/2022
For "The Good Clinic, LLC" subsidiary
Michael Howe	CEO		6/1/2021	12/16/2022
Bradley Case	President		6/21/2021	12/16/2022

NOTES:

1) On 12/5/2023 all employees of both Mitesco and The Good Clinic, LLC were notified that operations had ceased, and offices closed, all employees were notified that there was no funding for further payments to them.

2) Most all of the employment agreements noted above include a provision that they will only be paid if the Board of Directors determines that sufficient funds exist.
3)Most all of the employment agreements are specifically noted that they are governed by the laws of the State of Delaware.

Current Board and Management

Mr. Mack Leath, age 66, is a Director who also serves as CEO, CFO and Chairman of the Board of Directors. He is a senior executive with 30 + years’ experience in business management, including a number of rapid growth and start-up situations. He has been a sales and marketing professional in Petro-chemical distribution, software and construction related products as well as healthcare. His roles include financial management and capital markets. He has previously served on the Board of the Company from September 2016 until May 2017 where he assisted in restructuring and evaluating various business situations.

Mr. Leath has held several positions with several software companies. He is the founder and Vice President of Business Development for Araicom Life Sciences, a literature search software start-up, Medsoftccs, LLC a software solution focused on assisting HR functions with nursing compliance issues and represents WVI Enterprise Companion, a software operating environment for the petro-chemical industries. His involvement with each organization has varied with his primary focus being development and implementation of the business plans, raising investment capital (angel), marketing and sales. Most recently, Mr. Leath is a partner in CLRM which assesses GHG's to trade in environmental carbon credit market and assists in improving fuel economies and emissions for long haul trucks.

Mr. Leath has been the past president and has continued to serve on the Board of Searstone (www.searstone.com), a $150 million Continuing Care Retirement Community in Cary, NC since its inception in 2005, construction and occupancy. As president, he presented and argued the business case before the North Carolina MedCare Commission for the $112 million bond financing in 2010. In conjunction with this role, he has served as president of Quality Care Foundation, a 501c(3) corporation since 2002 which is the bond holder for other assisted care living facilities and CCRCs.

Mr. Leath graduated from North Carolina State University with a B.S. in Business Administration; 1986.

Dr. Jordan Balencic, age 37, is a Director. His employment history includes positions in both the healthcare arena, and as an entrepreneur. His healthcare experience is as follows: From October 2016 until the present, he has served as the Service Chief, Medical Director, and a staff physician for Home Based Primary Care (HBPC) November for the U.S. Department of Veterans Affairs, Veterans Health Administration Lebanon, PA (Lebanon VA Medical Center).

His experience as an entrepreneur includes CEO / Co-Founder of ERApeutics, LLC d/b/a EVERMIND, Lancaster, PA, a physician-led organization dedicated to commercializing evidence-based, functional food and beverage products for cognitive health. From August 2017 until the present, he serves as CEO / Co-Founder for BrainPower Capital, Inc., Lancaster, PA a health and wellness commercialization consultancy that has provided strategic guidance to several startups and public microcap companies since 2017.

He previously served as a member of the Board of Directors for Mitesco from September 2016 until September 2018 where he assisted in restructuring and evaluating various business acquisitions.

Dr. Balencic’s education includes the following degrees: Doctor of Osteopathic Medicine (D.O.), in June 2013 from Lake Erie College of Osteopathic Medicine, Erie, PA and Bachelor of Science (B.S.) in May 2009 from Gannon University, Erie, PA Degree: B.S. Biology with Emphasis in Pre-Medicine, Cum Lade.

Mr. John Mitchell, age 54, a Director who also serves as Secretary and Treasurer, has been an independent business owner and advisor since 2001 until present with an emphasis on the lighting and electrical products area in the yachting industry, as well as certain home improvement business activities. From 1997 until 2001 he was employed by Microsoft Corporation as a recruiter. From 1989 until 1997 Mr. Mitchell served in the U.S. Marine Corps, most recently as Sergeant E-5. Mr. Mitchell provided bridge financing to the Company in September 2022 which remains unpaid.

Mr. Mitchell’s education includes undergraduate studies at Campbell University, Buios Creek, NC, 1989.

Previous Board and Management

Lawrence Diamond

Mr. Diamond resigned effective December 29, 2023. He previously served as our Chief Executive Officer since November 2019 and Director since October 2019. Mr. Diamond also served as our Interim Chief Financial Officer from November 2019 until March 17, 2021.

Thomas Brodmerkel

Mr. Brodmerkel resigned effective December 15, 2023. He previously served as a Chair of the Board from April 2020 to June 2023. On June 13, 2022, the Board appointed Mr. Tom Brodmerkel, age 64, its Chairman, as the Company’s Chief Financial Officer. Mr. Brodmerkel’s term as Chairman concluded on June 6, 2023.

Dr. H. Faraz Naqvi

Dr. Naqvi resigned effective April 14, 2023. He previously served as a Director on the Board since July 2020.

Juan Carlos Iturregui, Esq.

Mr. Iturregui resigned effective November 5, 2023. He previously served as a director of our Board since July 31, 2020.

Sheila Schweitzer

Ms. Schweitzer resigned effective December 15, 2023. She previously served as a Director of our Board since June 1, 2021. Ms. Schweitzer was appointed Chief Operating Officer as of June 6, 2023, and assumed the position as Chairperson of the Board of Directors as of June 6, 2023.

Allen Plunk

On July 17, 2023, Mr. Allen Plunk was appointed to the Board of Directors of Mitesco, Inc. (the “Company”), and he resigned as of December 12, 2023.

Jenny Lindstrom

Ms. Lindstrom resigned as of May 19, 2023. She previously served as our Chief Legal Officer since April 12, 2021.

Jessica Finnegan

On March 1, 2022, the Board of Directors appointed Ms. Jessica Finnegan its Vice President of Human Resources. She resigned effective July 7, 2023.

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

Composition of our Board of Directors

Our board of directors currently consists of three (3) members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal.

Director Independence

Dr, Jordan Balencic is currently the only independent board member in accordance with standards under the Nasdaq Listing Rules. Our Board determined that Mr. Leath and Mr. Mitchell, under the Nasdaq Listing Rules, are not independent directors as a result of being an executive officer to the Company.

Board of Directors Leadership Structure

Board of Directors Committees

The Company has appointed Dr. Balencic as the sole member of the audit committee. Dr. Balencic is independent under the Nasdaq Listing Rules independence standards for nominating and governance committee members.

Mr. Leath and Mr. Mitchell currently serve as the compensation committee.

The Company may elect to may create additional Board committees when we it applies to an up-listing to a senior exchange.

Audit Committee

Our audit committee is comprised of one independent board members. The chair of the audit committee will have the qualification of a financial expert as that term is defined under the applicable SEC rules and will possess financial sophistication as defined under the rules of Nasdaq. All the members of our audit committee are independent, as that term is defined under the rules of Nasdaq. Our audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our board of directors in monitoring our financial systems, and overseeing legal, healthcare, and regulatory compliance. Our audit committee also:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

Three directors were appointed on December 15, 2023, replacing the previous Board of Directors. They have elected to receive no compensation for 2023.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2023 and 2022.

Summary Compensation Table

		Salary	Salary
		earned	earned					Non-Equity	Nonqualified
		and	and					Incentive	Deferred	All
Name and		paid	unpaid		Stock	Option		Plan	Compensation	Other
Principal		in cash	in cash	Bonus	Awards	Awards		Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)		($)	($)	($)		($)

Mack Leath	2023	-	-	-	-	-		-	-	-		-
Chief Executive Officer and Chief Financial Officer	2022	-	-	-	-	-		-	-	-		-

Lawrence Diamond	2023	7,000	233,385	-	-	-			-	634,114	(a)	874,499
Former Chief Executive Officer	2022	177,885	77,460	-	-	-		-	-	14,384	(b)	269,729

Thomas Brodmerkel	2023	-	115,385	-	-	-		-	-	95,791	(a)	211,176
Former Chief Financial Officer	2022	28,846	38,792	-	-	23,316	(c)	-	-	6,291	(b)	97,245

Jenny Lindstrom	2023	-	96,154	-	-	-		-	-	-		96,154
Former Chief Legal Officer	2022	182,693	77,183	-	-	-		-	-	14,394	(b)	274,260

Shelia Schweitzer	2023	-	109,231	-	-	-		-	-	-		109,231
Former Chief Operating Officer	2022	-	-	-	-	-		-	-	-		-

Jessica Finnegan	2023	7,000	109,827	-	-	-		-	-	-		116,827
VP Human Resources	2022	121,777	65,007	-	-	-		-	-	-		186,784

For "The Good Clinic, LLC" subsidiary
Michael Howe	2023	1,000	1,349	-	-	-		-	-	49,895	(a)	52,244
Former Chief Executive Officer	2022	134,615	33,215	-	-	-		-	-	8,986	(b)	176,817

Bradley Case	2023	2,000	21,077	-	-	-		-	-	-		23,077
Former President	2022	138,462	59,913	-	-	-		-	-	11,659	(b)	210,033

(a)	Consists of an equity incentive for the conversion of notes and accrued compensation into Series F preferred shares
(b)	Consists of reimbursement for health insurance and cell phone costs.
(c)	Consists of the fair value of 4,000 stock options granted during the period.
(d)	Consists of severance pay in the amount of $19,230 and reimbursement for health insurance and cell phone costs in the Amount of $8,130.

Executive Employment, Termination and Change of Control Arrangements

The Company appointed three (3) new Directors on December 15, 2023. They have elected to receive no compensation for 2023.

They have agreed to serve for one (1) year terms and have agreed to a compensation plan that provides for a) $60,000 per year stipend to be paid by the issuance of Series X Preferred Stock, and b) reimbursement of any real and actual cash expenses incurred in the execution of their responsibilities such as travel, office supplies or similar nominal expenses.

The Series X Preferred shares have a face value of $25 per share and pay dividend of 10% in cash or through the issuance of restricted common stock monthly. All dividends to date for previously issued shares have been paid through the issuance of restricted common stock, and it is anticipated that this practice will continue indefinitely.

For 2024, in conjunction with this award each of the Directors will receive a total of 2,400 shares of Series X Preferred stock. Each share has voting rights entitling it to four hundred (400) votes, when compared to common stock which has one (1) vote per share. As such each director will be entitled to 960,000 share votes on any matter requiring a vote.

Starting in July 2023 and continuing until further notice the Company intends to pay the Series X dividends using restricted common stock with a valuation of $.80 per share, a 20% discount to the average price of the stock before it was moved to the OTC Expert Market Quote platform.

The Certificate of Designation for the Series X Preferred stock (as previously filed in Delaware, and recently converted to Nevada with the same terms) can be viewed here: https://www.sec.gov/Archives/edgar/data/802257/000118518520000019/ex_168535.htm

Officer Compensation

Effective December 15, 2023, the officers of the Company shall not receive any compensation, either accrued or paid.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution, or other deferred compensation plans to our executive officers.

Outstanding Equity Awards at December 31, 2023

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. None of the newly elected Named Executive Officers have outstanding equity awards at December 31, 2023.

Note: In January 2024 the Board of Directors terminated the stock option plan, and all previously issued options.

The details can be found here: https://www.sec.gov/ix?doc=/Archives/edgar/data/0000802257/000118518524000060/mitesco20240109_8k.htm

		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Options
Name and Principal		Options (#)	Options (#)		Exercise	Option
Position	Grant Date	Exercisable	Unexercisable		Price ($)	Expiry Date
Lawrence Diamond, Former CEO	July 21, 2021	-	30,000	(a)	$12.50	July 21, 2031

Thomas Brodmerkel, Former CFO	February 27, 2020	11,667	-		$1.50	February 27, 2030
	December 28, 2020	2,000	-		$1.50	December 28, 2020

Jenny Lindstrom, Former Chief Legal Officer	April 12, 2021	15,000	5,000	(a)	$15.50	March 17, 2031
	July 21, 2021	-	15,000	(a)	$12.50	July 21, 2031

Michael Howe, Former Chief Executive Officer, The Good Clinic LLC	June 1, 2021	4,000	16,000	(a)	$13.00	June 17, 2031
	July 21, 2021	-	10,000	(a)	$12.50	July 21, 2031

The following table sets forth, for the year ended December 31, 2023, information relating to the compensation of each director who served on our Board of Directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year.

	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Options	Plan	Compensation	Other
Name and Principal	Cash ($)	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	($)(a)	($)	($)	($)(g)	($)
Thomas Brodmerkel (b)	15,000	-	-		-	29,250	44,250
Dr. H. Faraz Naqvi (c)	7,500	-	-	-	-	-	7,500
Juan Carlos Iturregui (e)	30,000	-	-		-	84,073	114,073
Sheila Schweitzer (d)	15,000	-	-	-	-	15,000	15,000
Allen Plunk	15,000	-	-	-	-	-	15,000
Mack Leath (f)	-	-	-	-	-	-	-
Jordan Balencic (f)	-	-	-	-	-	-	-
John Mitch (f)	-	-	-	-	-	-	-

(a)	Amount represents the fair value of stock options granted during the period.
(b)	Mr. Brodmerkel’s term as Chairman concluded on June 6, 2023.
(c)	Effective April 14, 2023, Dr. H. Faraz Naqvi resigned as a director of the Company.
(d)	On June 6, 2023, Sheila Schweitzer assumed the position as Chairperson of the Board. Sheila Schweitzer resigned as a director on December 15, 2023
(e)	On December 15, 2023, Juan Carlos Iturregui resigned as a director of the Company.
(f)	On December 15, 2023, Mack Leath, Jordan Balencic and John Mitch were elected to the Board of Directors
(g)	Amount represents equity incentive benefits related to conversion of accrued compensation and outstanding notes payable

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Number of
Outstanding Options
Name and Principal	As of
Position	December 31, 2023
Thomas Brodmerkel	22,667
Dr. H. Faraz Naqvi	4,000
Juan Carlos Iturregui	3,700
Sheila Schweitzer	20,700
Mack Leath	-
Jordan Balencic	-
John Mitch	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April XX, 2024, regarding the beneficial ownership of our Common Stock, Series C Preferred Stock and Series X Preferred Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At June 13, 2023, we had 5,115,437 shares of Common Stock issued and outstanding,1,940,644 shares of Series C Preferred Stock issued and outstanding having an aggregate of 12,600,000 votes, and 24,227 shares of Series X Preferred Stock issued and outstanding, having an aggregate of 484,540,000 votes. Unless otherwise indicated, the address of each of the stockholders listed is 1660 Highway 100 South, Suite 432, Saint Louis Park, Minnesota 55416. Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the Record Date and shares of Common Stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock Beneficially Owned	Number of Shares of Series X Preferred Stock	Percentage of Series X Preferred Stock	Number of Shares of Series C Preferred Stock	Percent of Series C Preferred Stock	Number of Shares of Series D Preferred Stock	Percent of Series D Preferred Stock	Number of shares of Shares of Series F Preferred Stock	Percent of Series F Preferred Stock

Directors and Officers
Mack Leath, CFO, CEO, Director	410	* %	-	-	-	-	-	-	-	-
John Mitchell, Director	583	* %	-	-	-	-	-	-	-	-
Jordan Balencic, Director	-	-	-	-	-	-	-	-	-	-
Ronald Riewold (Former Director)(1)	37,441	0.7%	1,200	5.0%	-	-	-	-	-	-
Tom Brodmerkel ( Former Director)(2)	31,001	0.6%	-	-	-	-	-	-	318	1.6%
Larry Diamond (Former Director, Officer)(3)	128,133	2.5%	2,000	8.3%	-	-	-	-	1,610	8.3%
Juan Carlos Iturregui (Former Director)(4)	25,429	0.5%	-	-	-	-	-	-	210	1.1%
Jenny Lindstrom (Former officer) (6)	20,536	0.4%	-	-	-	-	25,000	10%	-	-
Faraz Naqvi (Former Director) (7)	26,000	0.5%	-	-	-	-	-	-	-	-
Sheila Schweitzer (Former Director) (8)	20,700	0.4%	-	-	-	-	-	-	-	-
Current Executive Officers and Directors as a group (10 Persons)	290,746	5.1%	3,200	13.2%	-	-	25,000	0.8%	2,138	11%

5% or more shareholders
James Crone	29,219	0.5%	2,884	11.9%	-	-	-	-	-	-
Louis DeLuca	11,609	0.2%	2,400	9.9%	-	-	-	-	-	-
Anglo Irish Management LLC (9)	60,467	1.1%	12,503	51.6%	-	-	-	-	-	-
Frank Lightmas	31,906	0.1%	3,240	13.4%	-	-	-	-	-	-
Cavalry Fund I, LLP(10)	147,557	2.6%	-	-	-	-	-	-	5,684	29.3%
Mercer Street Global Opportunity Fund (11)	153,294	2.7%	-	-	-	-	-	-	2,860	14.7%
Anson Investment (12)	151,913	2.6%	-	-	-	-	-	-	2,172	10.8%
AJB Capital Investments	106,502	1.9%	-	-	-	-	-	-	2,378	11.9%
Dragon Dynamic Funds Platform Ltd	9,648	0.2%	-	-	-	-	-	-	1,177	5.9%

*denotes less than 0.1%

(1)	Consists of 23,774 shares of common stock and options to purchase an additional 13,667 shares of common stock. Resigned as a director effective December 15, 2023.

(2)	Consists of 8,334 shares of common stock and options to purchase 22,667 shares of common stock. Resigned as an officer and director effective December 15, 2023.

(3)	Consists of 108,704 shares of warrants to purchase 19,428 shares of common stock. Resigned as an officer and director effective December 15, 2023.

(4)	Consists of 22,242 shares of common stock, options to purchase 3,700 shares of common stock, and warrants to purchase 242 shares of common stock. Resigned as a director effective December 15, 2023.

(5)	Mr. Keller resigned from his position as CFO of the Company effective June 12, 2022.

(6)

Consists of 543 shares of common stock, options to purchase 15,000 shares of common stock, warrants to purchase 2,583 shares of common stock, and 2,410 shares of common stock issuable upon conversion of Series D Preferred Stock. Resigned from position as CLO of the Company effective May 19, 2023

(7)	Consists of 22,000 shares of common stock and options to purchase 4,000 shares of common stock. Resigned as a director effective December 15, 2023.

(8)	Consists of options to purchase 20,700 shares of common stock. Resigned as a director effective December 15, 2023.

(9)

Based solely on a Schedule 13D filed by Anglo Irish Management LLC (“Anglo”), Anglo received 60,467 shares of common stock as interest earned on shares of the Series X Preferred Stock and owns 12,503 shares of Series X Preferred. Daniel Hollis is the Manager of Anglo-Irish Management LLC, and its business address is 9057A Selborne Lane, Chatt Hills, GA 30268.

(10)

 Cavalry Fund I, LLP owns 5,684 shares of Series F Preferred Stock. Amount of common stock includes 42,000 shares of common stock issuable upon exercise of the Series A Warrants issued in connection with the Series C Preferred Stock, 42,000 shares of common stock issuable upon exercise of Series B Warrants issued in connection with the Series C Preferred Stock, 31,500 shares of common stock issuable upon exercise of the Series A Warrants issued in connection with the Series D Preferred Stock, 31,500 shares of common stock issuable upon exercise of the Series B Warrants issued in connection with the Series D Preferred Stock, and 557 shares of common stock issuable upon exercise of warrants issued in connection with the Series F Preferred Stock, without giving effect to the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company. Thomas P. Walsh is the manager of Cavalry Fund I LP and its principal business address is 82 E, Allendale Rd., Suite 5B, Saddle River, NJ 07458.

(11)

 Mercer Street Global Opportunity Fund owns 2,860 shares of Series F Preferred Stock. Amount of common stock includes 6,150 shares of common stock, 42,000 shares of common stock issuable upon exercise of the Series A Warrants issued in connection with the Series C Preferred Stock, 42,000 shares of common stock issuable upon exercise of Series B Warrants issued in connection with the Series C Preferred Stock, 31,500 shares of common stock issuable upon exercise of the Series A Warrants issued in connection with the Series D Preferred Stock, 31,500 shares of common stock issuable upon exercise of the Series B Warrants issued in connection with the Series D Preferred Stock, and 144 shares of common stock issuable upon exercise of warrants issued in connection with the Series F Preferred Stock, without giving effect to the blocker described in the next sentence. The beneficial ownership limitation is initially set at 4.99% but may be increased to 9.99% upon 61 days’ notice to the Company. Jonathan Juchno is the Chair of the Investment Committee of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 107 Grand Street, 7th Floor, New York, New York 10013.

(12)	Amount consists of 30,413 shares of common stock, warrants to purchase 121,500 shares of common stock.

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

On September 29, 2023, the Company issued 181,606 shares of its restricted common stock to Sheila Schweitzer, it’s COO and a board member, for the conversion of notes payable in the principal amount of $18,750, accrued interest of $2,101, and accrued salary of $64,434 for a total amount of $145,285.

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

See the Form 8K filing of December 13, 2023, located here, for additional details: https://www.sec.gov/Archives/edgar/data/802257/000118518523001292/0001185185-23-001292-index.htm .

Director Independence

Our Board of Directors has determined that Ronald Riewold, Tom Brodmerkel, Juan Carlos Iturregui, and Faraz Naqvi are all “independent” as that term is defined under applicable SEC rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022 by Accell Audit & Compliance, P.A, the Company’s current principal accountant and RBSM, LLP, the Company’s former principal accountant.

	2023	2022
Audit fees	$139,500	$139,500
Audit-related fees	-	-
Tax fees	28,000	28,000
All other fees	-	-
Total	$167,500	$167,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included in this Annual Report on Form 10‑K for the fiscal years ended December 31, 2023 and 2022:

	1.	Report of Current Independent Registered Public Accounting Firm

	2.	Report of Prior Independent Registered Public Accounting Firm

	3.	Consolidated Balance Sheets as of December 31, 2023 and 2022

	4.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

	5.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

	6.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

	7.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

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

31.1

Certification by the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: April 16, 2024	By:	/s/ Mack Leath
Mack Leath Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant, Mitesco, Inc., and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Mack Leath	April 16, 2024
Mack Leath
Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors
(Principal Executive Officer)

/s/ John Mitchell	April 16, 2024
John Mitchell
Secretary and Director

/s/ Dr. Jordan Balencic	April 16, 2024
Jordan Balencic
Director