Form 10-Q
period 2024-03-31
Mitesco, Inc.
filed 2024-05-15
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 12, 2024, the registrant had outstanding 5,935,044 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40,785	$2,838
Prepaids and other current assets	15,000	-
Total current assets	55,785	2,838

Total assets	$55,785	$2,838

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,393,234	$7,838,112
Accrued interest	389,444	348,821
Accrued interest - related party	72,374	61,792
Derivative liabilities	152,945	152,945
Lease liability - operating lease, current	99,477	99,477
Notes payable, net	1,145,429	945,429
Notes payable - related parties, net	300,012	300,012
SBA loan payable	414,002	421,788
Other current liabilities	96,136	121,136
Preferred stock dividends payable	2,049,289	1,551,833
Preferred stock dividends payable - related parties	161,617	73,364
Legal settlements	2,452,768	2,219,886
Total current liabilities	14,726,727	14,134,595

Total liabilities	14,726,727	14,134,595

Stockholders' equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F, and 27,324 shares designated Series X.

Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Preferred stock, Series C, $0.01 par value, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Preferred stock, Series D, $0.01 par value, 250,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2,500	2,500
Preferred stock, Series F, $0.01 par value, 20,057 shares issued and outstanding as of March 31, 2024 and December 31, 2023	201	201
Preferred stock, Series X, $0.01 par value, 24,227 shares issued and outstanding at March 31, 2024 and December 31, 2023	242	242
Common stock, $0.01 par value, 500,000,000 shares authorized, 5,634,027 and 5,567,957 shares issued and outstanding as of March 31, 2024 and December 31, 2023 , respectively	56,341	55,680
Additional paid-in capital	47,270,074	47,856,444
Accumulated deficit	(62,000,300)	(62,046,824)

Total stockholders' equity (deficit)	(14,670,942)	(14,131,757)

Total liabilities and stockholders' equity (deficit)	$55,785	$2,838

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING EXPENSES:

General and administrative	$135,476	$1,629,903
Impairment of fixed assets	-	128,465

Total operating expenses	135,476	1,758,368

Net loss from operations	(135,476)	(1,758,368)

OTHER INCOME (EXPENSES):
Interest expense	(46,130)	(1,376,066)
Interest expense - related parties	(5,075)	(43,569)
Gain on termination of operating lease	233,205	-
(Loss) Gain on revaluation of derivative liabilities	-	(110,778)
Total other income (expense)	182,000	(1,530,413)

Net income (loss) from continuing operations	46,524	(3,288,781)
Net loss from discontinued operations	-	(2,325,044)
Consolidated net income (loss)	46,524	(5,613,825)

Preferred stock dividends	(550,312)	(61,823)
Preferred stock dividends - related parties	(88,253)	(17,996)

Net loss available to common shareholders	$(592,041)	$(5,693,644)

Net loss per common share - continuing operations	$(0.11)	$(0.70)
Net loss per common share - discontinued operations	$-	$(0.48)
Net loss per common share	$(0.11)	$(1.18)

Weighted average shares outstanding	5,593,991	$4,825,054

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

	Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2023	-	$-	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$-	$(62,046,824)	$(14,131,757)

Shares issued for Series X dividends	-	-	-	-	-	-	-	-	66,070	661	52,195	-	-	52,856
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(638,565)	-	-	(638,565)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	46,524	46,524

Balance, March 31, 2024	-	$-	250,000	$2,500	20,057	$201	24,227	$242	5,634,027	$56,341	$47,270,074	$-	$(62,000,300)	$(14,670,942)

Balance, December 31, 2022	1,047,619	10,476	3,100,000	31,000	-	-	24,227	242	4,630,372	46,305	29,452,514	36,575	(48,714,461)	(19,137,349)

Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Shares issued to service providers	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	8,063	81	35,248	-	-	35,329
Preferred stock dividends	-	-	-	-	-	-	-	-			(79,818)	-	-	(79,818)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,613,825)	(5,613,825)

Balance, March 31, 2023	1,047,619	$10,476	3,100,000	$31,000	-	$-	24,227	$242	4,995,573	$49,957	$30,385,762	$36,575	$(54,328,286)	$(23,814,274)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,524	$(3,288,781)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Impairment of right of use asset	-	83,810
Depreciation expense	-	11,393
Penalties on notes payable	-	1,102,778
Amortization of discount on notes payable	-	23,538
Amortization of discount on notes payable - related parties	-	11,131
Share based compensation	-	897,933
Gain (loss) on lease terminations	(233,205)	-
Gain (loss) on revaluation of derivative liabilities	-	110,778
Changes in operating assets and liabilities:
Prepaid expenses	(15,000)	(8,198)
Accounts payable and accrued liabilities	21,209	501,998
Other current liabilities	(25,000)	25,000
Accrued interest	40,623	163,770
Accrued interest - related parties	10,582	26,724
Net cash used in operating activities from continuing operations	(154,267)	(338,126)
Net cash provided by operating activities from discontinued operations	-	302,802
Net cash provided by (used in) operating activities	(154,267)	(35,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA Loan	(7,786)	-
Proceeds from notes payable, net of discounts	200,000	-
Net cash provided by financing activities from continuing operations	192,214	-
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	192,214	-

Net change in cash	37,947	(35,324)
Cash at beginning of period	2,838	35,623
Cash at end of period	$40,785	$299

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Stock Issued for common stock subscribed	$-	$83,456
Preferred stock dividends	$638,565	$79,818
Discount on notes payable due to warrants	$-	$94,672
Increase in capital expenditures included in accounts payable	$-	$109,383
Shares issued for Series X dividends	$52,856	$-

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From 2020 through 2022, our operations were focused on establishing medical clinics utilizing Nurse Practitioners under The Good Clinic name and development and acquisition of telemedicine technology. We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and had six operating clinics during the year ended December 31, 2022, with two additional sites under contract. In the fourth quarter of fiscal 2022, we made the strategic decision to close the entire clinic operation and release our staff due to a lack of profitability.

We are a holding company seeking to provide products, services and technology. We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates. During the first quarter of 2024 we recruited a number of individuals to a newly formed Advisory Board, who might assist the Company in determining the viability of certain ventures going forward. These individuals have a background in data center services, cyber and data security and software applications related to infrastructure design, implementation and management including geographical information systems (GIS). We expect to announce in the second quarter of 2024 the formation of a new, wholly owned subsidiary whose business will be focused on those areas generally.

Note 2: Going Concern

As of March 31, 2024, the Company had cash and cash equivalents of approximately $41,000, current liabilities of approximately $14.7 million, and has incurred significant losses from the previous clinic operations. As previously noted, we made a strategic decision to reduce our capital needs by closing our entire clinic operations in the fourth quarter of 2022 and releasing our entire staff, due to lack of profitability. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Note 3: Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements are prepared in conformity with accounting principles accepted in the United States of America (“GAAP”).

The consolidated financial statements and related disclosures as of March 31, 2024 are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Per Share Data - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three months ended March 31, 2024 and 2023, all potentially dilutive instruments were excluded from the calculation of net loss per share as their effect was antidilutive.

Discontinued Operations - The accompanying financial statements are prepared with the guidance of ASU 2014-08, “Reporting Discontinued Operations”, and ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment.

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

Note 4: Discontinued Operations

In the fourth quarter of fiscal 2022, we made the strategic decision to close the entire clinic operation and release our staff due to a lack of profitability. On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on December 8, 2023. Additionally, the discontinued operations are comprised of the entirety of The Good Clinic, LLC. For comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of net loss and comprehensive loss and the consolidated balance sheets.

The Company had no assets or liabilities classified that were classified as held as part of discontinued operations as of March 31, 2024 or December 31, 2023.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenue	$-	$-
Cost of goods sold	-	2,419
Gross margin	-	(2,419)

Selling, general, and administrative expenses	-	(381,501)
Impairment of assets	-	(2,143,428)

Other (income) expense:
Gain on termination of operating lease	-	287,897
Interest expense	-	(85,593)
Loss from discontinued operations, net of tax	$-	$(2,325,044)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Depreciation expense	$-	$33,262
Impairment of property and equipment	$-	$2,271,893
Changes in accounts payable and accrued liabilities	$-	$549,929

Note 5: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Trade accounts payable	$6,604,738	$7,094,334
Accrued payroll and payroll taxes	788,496	743,778
Total accounts payable and accrued liabilities	$7,393,234	$7,838,112

Note 6: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. The Company’s lease expense was entirely comprised of operating leases and is reported as a component of discontinued operations as a result of closing of the clinics and the subsequent sale of the assets. As of December 31, 2023, the Company had impaired all balances of the related right to use assets.

Operating lease liabilities are summarized below:

	March 31, 2024	December 31, 2023
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2023 or the three months ended March 31, 2024. As of March 31, 2024 the Company has either settled amounts owed or entered in into default judgements for all leases except for the office lease. For all leases for which a legal settlement have been entered into, all amounts have been reclassified to legal settlements as of March 31, 2024 and December 31, 2023.

For the period ended December 31, 2024	$99,477
For the period ended December 31, 2025	-
For the period ended December 31, 2026	-
For the period ended December 31, 2027	-
For the period ended December 31, 2028	-
Thereafter	-
Total	$99,477
Less: Present value discount	-
Lease liability	$99,477

As of December 31, 2023, the Company has entered into settlement agreements for certain of our leases in the amount of $2,219,886 which is recorded as Legal Settlements in the accompanying balance sheet. During the three months ended March 31, 2024, the Company recorded a gain of $233,205 as a result of a final settlement in addition to reclassifying certain accounts payable related to the leases to legal settlements. As of March 31, 2024 the Company has total legal settlement agreements in the amount of $2,452,768 which is recorded as Legal Settlements in the accompanying balance sheet.

Note 7: SBA Loan Payable

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the three months ended March 31, 2024, the Company made principal payments of $7,786 on this loan and recorded interest in the amount of $1,052.

Note 8: Notes Payable

The following table summarizes the outstanding notes payable as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Kishon Note	$431,666	$431,666
Finnegan Note 1	51,765	51,765
Finnegan Note 2	32,353	32,353
Schrier Note	25,882	25,882
Nommsen Note	64,705	64,705
Caplan Note	64,705	64,705
Finnegan Note 3	32,353	32,353
Lightmas Note	66,000	66,000
Lewis Note	33,000	33,000
Goff Note	33,000	33,000
Hagan Note	110,000	110,000
Cavalry Note 1	25,000	-
Cavalry Note 2	50,000	-
Mercer Note 1	25,000	-
Mercer Note 2	50,000	-
ABJ Note	50,000	-
Notes Payable	$1,142,429	$945,429

Current Portion	$1,145,429	$945,429
Long-term portion	$-	$-

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

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. At December 31, 2023, principal and interest in the amount of $431,666 and $88,909, respectively, were due on the Kishon Note. At March 31, 2024, principal and interest in the amount of $431,666 and $108,281, respectively, were due on the Kishon Note. This note was in default at March 31, 2024.

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

Principal and accrued interest in the amount of $51,765 and $11,889, respectively, were due on this note at December 31, 2023. At March 31, 2024, principal and interest in the amount of $51,765 and $14,030, respectively, were due on the Kishon Note. This note was in default at March 31, 2024.

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

At December 31, 2023principal and accrued interest in the amount of $32,353 and $7,341, respectively, were due on this note. At March 31, 2024, principal and interest in the amount of $32,353 and $8,679, respectively, were due on the Kishon Note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $25,882 and $5,383, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $25,882 and $6,454, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $13,685, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $64,705 and $16,361, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $12,989, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $64,705 and $15,665, respectively, were due on this note This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $32,353 and $6,350, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $32,353 and $7,688, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $66,000 and $13,325, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $66,000 and $16,055, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $33,000 and $8,028, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $33,000 and $8,028, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $110,000 and $21,793, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $110,000 and $26,343, respectively, were due on this note. This note was in default at March 31, 2024.

Cavalry 2024 Note 1

On January 23, 2024, the Company issued a 10% Promissory Note in the principal amount of $25,000 to the Cavalry Fund LLP (“Cavalry”), (the “Cavalry Note 1”) with a due date of January 23, 2025. The Cavalry Note 1 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Cavalry Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At March 31, 2024, principal and accrued interest in the amount of $25,000 and $465, respectively, were due on this note.

Cavalry 2024 Note 2

On February 28, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to the Cavalry, (the “Cavalry Note 2”) with a due date of February 28, 2025. The Cavalry Note 2 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Cavalry Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At March 31, 2024, principal and accrued interest in the amount of $50,000 and $431, respectively, were due on this note.

Mercer 2024 Note 1

On January 23, 2024, the Company issued a 10% Promissory Note in the principal amount of $25,000 to the Mercer Street Global Opportunity Fund (“Mercer”), (the “Mercer Note 1”) with a due date of January 23, 2025. The Mercer Note bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Cavalry Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At March 31, 2024, principal and accrued interest in the amount of $25,000 and $465, respectively, were due on this note.

Mercer 2024 Note 2

On February 28, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to Mercer, (the “Mercer Note 2”) with a due date of February 28, 2025. The Mercer Note 2 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Mercer Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At March 31, 2024, principal and accrued interest in the amount of $50,000 and $431, respectively, were due on this note.

AJB 2024 Note

On February 28, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to the AJB Capital Investments, LLC (“AJB”), (the “AJB Note”) with a due date of February 28, 2025. The AJB Note bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Mercer Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At March 31, 2024, principal and accrued interest in the amount of $50,000 and $431, respectively, were due on this note.

Aggregate interest expense on the above notes payable was $40,624 for the three months ended March 31, 2024. Accrued interest on notes payable was $389,444 and $348,821 at March 31, 2024 and December 31, 2023, respectively.

Note 9: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of March 31, 2024 and December 31, 2023, respectively

	March 31, 2024	December 31, 2023
M Diamond Note	64,706	64,706
Dobbertin Note	19,412	19,412
Lindstrom Note	45,294	45,294
Mitchell Note	78,100	78,100
Leath Note	55,000	55,000
November 29, 2022 Notes	37,500	37,500
Notes Payable	300,012	300,012

Current Portion, net of discount	$300,012	$300,012
Long-term portion, net of discount	$-	$-

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

At December 31, 2023, principal and accrued interest in the amount of $64,706 and $14,682, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $64,706 and $16,169, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023 principal and accrued interest in the amount of $19,412 and $4,405, respectively, were due on this note. At March 31, 2024 principal and accrued interest in the amount of $19,412 and $5,197, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $45,294 and $10,277, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $45,294 and $12,125, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $78,100 and $15,768, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $78,100 and $18,999, respectively, were due on this note. This note was in default at March 31, 2024.

Leath Note

On September 15, 2022, the Company issued a 10% Promissory Note in the principal amount of $50,000 to Mack Leath (the “Leath Note”). The Leath Note bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) December 15, 2022, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of the Leath Note was $42,500; the amount payable at maturity will be $50,000 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Leath Note, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Leath Note entered default status on December 16, 2022, and the interest rate increased to 18%. The Leath Note contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Mr. Leath reasonably believes contains a term that is more favorable than those in the Leath Note, the Company shall notify Mr. Leath of such term, and such term, at the option of Mr. Leath, shall become a part of the Leath Note. In addition, Mr. Leath received 410 shares of common stock with a value of $2,868; this amount was recorded as a discount to the Leath Note.

At December 31, 2023, principal and accrued interest in the amount of $55,000 and $10,757, respectively, were due on this note. At March 31, 2024, principal and accrued interest in the amount of $55,000 and $13,032, respectively, were due on this note. This note was in default at March 31, 2024.

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

At December 31, 2023, there was principal and interest in the aggregate amount of $37,500 and $5,903, respectively, due on the two November 29 Notes that are still outstanding. At March 31, 2024, there was principal and interest in the aggregate amount of $37,500 and $6,851, respectively, due on the two November 29 Notes that are still outstanding.

Aggregate interest expense as described on the above notes payable – related parties was $10,581 for the three months ended March 31, 2024. Accrued interest on notes payable – related parties was $72,374 and $61,792 at March 31, 2024 and December 31, 2023, respectively.

Note 10: Derivative Liabilities

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

Derivative liability activity for the three months ended March 31, 2024 is summarized in the table below:

December 31, 2023	$152,945
True-up features issued	-
Settled upon conversion or exercise	-
Loss on revaluation	-
March 31, 2024	$152,945

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following tables summarize the assumptions for the valuations:

	March 31,	December 31,
	2024	2023
Volatility	475.7%	95.1% to 123.2%
Stock Price	$0.0250	$1.06 to 3.50
Risk-free interest rates	5.21%	4.35% to 4.37%
Term (years)	0.39	0.73 to 0.86

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

Note 11: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 5,634,027 were issued and outstanding at March 31, 2024.

During the three months ended March 31, 2024, the Company issued 66,070 shares of common stock for dividends payable on its Series X Preferred Stock.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 24,227 shares as Series X Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share and accrued dividends at the rate of 12% on $25.00 per share. The Company had no shares of Series A Preferred Stock outstanding at March 31, 2024.

Series C Preferred Stock

The Series C Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series C ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C preferred Stock held by such holder. The Company had no shares of Series C Preferred Stock outstanding at March 31, 2024.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had 250,000 shares of Series D Preferred Stock outstanding at March 31, 2024.

The Company accrued dividends in the amount of $3,928 on the Series D Preferred Stock for the three months ended March 31, 2024. As of March 31, 2024, the Company had $37,727 in accrued dividends on the Series D Preferred Stock.

Series E Preferred Stock

On November 7, 2022, the Company filed a Certificate of Designations, Preferences and Rights of Series E Convertible Perpetual Preferred Stock (the “Series E”) with the Delaware Secretary of State. The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are 0 shares of Series E Preferred Stock outstanding at March 31, 2024. No shares of Series E Preferred Stock have ever been issued.

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

There are 20,057 shares of Series F Preferred Stock outstanding at March 31, 2024

The Company accrued dividends in the amount of $608,393 on the Series F Preferred Stock for the three months ended March 31, 2024. As of March 31, 2024, the Company had $2,164,466 in accrued dividends on the Series F Preferred Stock.

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

The Company accrued dividends in the amount of $26,244 on the Series X Preferred Stock for the three months ended March 31, 2024. As of March 31, 2024, the Company had $0 in accrued dividends on the Series X Preferred Stock.

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

A copy of the Form S-8 which references the Plan can be found at: https://www.sec.gov/Archives/edgar/data/802257/000118518521000098/ex_221520.htm

The following table summarizes the options outstanding at March 31, 2024 and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50	13,667	6.04	$1.50	13,667	$1.50
	13,667	6.04	$1.50	13,667	$1.50

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2023	100,934	$10.01
Granted	-	-
Cancelled/Expired	(87,267)	$11.38
Exercised	-	-
Outstanding at March 31, 2024	13,667	$1.50
Options vested and exercisable	13,667	$1.50

At March 31, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $263,422 which vest upon various contingent requirements. At March 31, 2024, there was no intrinsic value on the issued or vested options.

Warrants

The following table summarizes the warrants outstanding on March 31, 2024, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$2.50-37.50	673,208	2.42	$30.64	673,208	$30.64
	673,208	2.42	$30.64	673,208	$30.64

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2023	673,208	$30.64
Granted	-	$-
Exercised	-	$-
Outstanding at March 31, 2024	673,208	$30.64

At March 31, 2024, there was no intrinsic value on the issued or vested options.

Note 12: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at March 31, 2024 and December 31, 2023 .

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,945	$152,945

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,945	$152,945

Note 13: Commitments and Contingencies

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

Note 14: Subsequent Events

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

On March 19, 2024, the Company announced its first participants to that Board. Each will receive $60,000 of restricted common stock for their services over the next 12 months. The Board has determined that the price per share for the restricted stock shall be $.80, the same pricing used for the payment of dividends to Series X Preferred shareholders. This results in the issuance of 75,000 shares for each member, in aggregate 225,000 shares of restricted common stock. On April 26, 2024 the Board authorized that the per share valuation to be used shall be determined by the Board of Directors based on the market of the Company’s common stock at the time of the appointment. The Board of Director has made April 1, 2024, the effective date for the Advisors appointed through April 1, 2024.

On April 26, 2024, the Company announced two additional participants to that Board. Each will receive $60,000 of restricted common stock for their services over the next 12 months. The Board has determined that the price per share for the restricted stock shall be $0.80, resulting in the issuance of 75,000 shares for each member, in aggregate 150,000 shares.

On May 10, 2024 the Company issued each of the above four (4) Advisors 75,000 shares of restricted common stock in consideration of their participation on the Advisory Board. The total of 300,000 restricted shares in aggregate were valued at $0.80 each as noted above.

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

History and Outlook

We are a holding company seeking to provide products, services and technology. From 2020 through 2022, the Company was executing against a strategic plan to open primary care clinics utilizing advanced degreed nurse practitioners in select markets. The clinics operated under the name The Good Clinic. However, the business failed to achieve profitability, and the markets were not favorable to additional funding, therefore in late 2022 the decision was made to close the clinics and release all employees.

We have a number of near-term opportunities that we hope to pursue, assuming the capital markets make sufficient funding available at reasonable rates. During the first quarter of 2024 we recruited a number of individuals to a newly formed Advisory Board, who might assist the Company in determining the viability of certain ventures going forward. These individuals have a background in data center services, cyber and data security and software applications related to infrastructure design, implementation and management including geographical information systems (GIS). We expect to announce in the second quarter of 2024 the formation of a new, wholly owned subsidiary whose business will be focused on those areas generally. Until those announcements are made effective in the second quarter of 2024, the Company has no operating business other than the winding down of its previous operations.

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

Comparison of the Three Months Ended March 31, 2024 and 2023

Operating Expenses

Our total operating expenses for the three months ended March 31, 2024, were $135,476. For the comparable period in 2023, the operating expenses were $1,344,426. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Other Income and Expenses

Interest expense was $40,624 for the three months ended March 31, 2024, compared to 1,376,066 for the three months ended March 31, 2023. The decrease was a result of reduced debt balances in the current period.

Interest expense – related parties was $10,581 for the three months ended March 31, 2024, compared to $44,777 in the prior period. The decrease was a result of reduced debt balances in the current period.

For the three months ended March 31, 2024, we had a net loss available to common shareholders from discontinued operations of $0, compared to a net loss available to common shareholders from discontinued operations of $2,325,044.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through sale of equity securities and short-term borrowings. As of May [ ], 2024, we had cash of approximately $12,000 compared to cash of approximately $41,000 as of March 31, 2024.

Net cash used in operating activities was $154,267 for the three months ended March 31, 2024. This is the result of the winding down of the Company’s clinic operations. Cash used in operations for the three months ended March 31, 2023, was $35,324.

The Company had no investing activities for the three months ended March 31, 2024 and 2023.

Net cash provided by financing activities for the three months ended March 31, 2024, was 192,214, compared to $0 for the three months ended March 31, 2023. Cash provided by financing activities was the result of cash proceeds from notes payable, offset by the repayment of principal on the SBA loan in the amount of $7,786

At March 31, 2024, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $7.4 million; notes payable of $1.3 million; notes payable to related parties of $.2 million; SBA Loan Payable of $0.4 million; legal settlements of $2.5 million; accrued interest payable of $0.4 million; accrued interest payable to related parties of $0.01 million; and other current liabilities of $0.1 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.2 million, preferred stock dividends of $2.0 million, and preferred stock dividends payable to related parties of $0.2 million.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our first quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. SALE OF UNREGISTERED SECURITIES

Common Stock

During the three months ended March 31, 2024, the Company issued 66,070 shares of common stock for dividends payable on its Series X Preferred Stock.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: May 15, 2024	By:	/s/ Mack Leath
Mack Leath Chief Executive Officer, Chief Financial Officer and Principal Financial Officer