Form 10-Q
period 2024-06-30
Mitesco, Inc.
filed 2024-08-14
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, the registrant had 6,358,582 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40,196	$2,838
Prepaids and other current assets	6,000	-
Total current assets	46,196	2,838

Total assets	$46,196	$2,838

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,350,307	$7,838,112
Accrued interest	449,455	348,821
Accrued interest - related party	82,845	61,792
Derivative liabilities	152,945	152,945
Lease liability - operating lease, current	99,477	99,477
Notes payable, net	1,244,429	945,429
Notes payable - related parties, net	300,012	300,012
SBA loan payable	408,303	421,788
Other current liabilities	96,136	121,136
Preferred stock dividends payable	2,338,790	1,551,833
Preferred stock dividends payable - related parties	209,364	73,364
Legal settlements	2,452,768	2,219,886
Total current liabilities	15,184,831	14,134,595

Total liabilities	15,184,831	14,134,595

Stockholders' deficit

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F, and 27,324 shares designated Series X.

Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of June 30, 2024, and December 31, 2023	-	-
Preferred stock, Series C, $0.01 par value, 0 shares issued and outstanding as of June 30, 2024, and December 31, 2023	-	-
Preferred stock, Series D, $0.01 par value, 250,000 shares issued and outstanding as of June 30, 2024, and December 31, 2023	2,500	2,500
Preferred stock, Series F, $0.01 par value, 20,057 shares issued and outstanding as of June 30, 2024, and December 31, 2023	201	201
Preferred stock, Series X, $0.01 par value, 31,427 and 24,227 shares issued and outstanding at June 30, 2024, and December 31, 2023	314	242
Common stock, $0.01 par value, 500,000,000 shares authorized, 5,958,582 and 5,567,957 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	59,587	55,680
Additional paid-in capital	47,211,508	47,856,444
Accumulated deficit	(62,412,745)	(62,046,824)

Total stockholders' deficit	(15,138,635)	(14,131,757)

Total liabilities and stockholders' deficit	$46,196	$2,838

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$6,000	$-	$6,000	$-

OPERATING EXPENSES:

General and administrative	345,877	558,277	481,353	2,188,180
Impairment of fixed assets	-	3,535	-	132,000

Total operating expenses	345,877	561,812	481,353	2,320,180

Net loss from operations	(339,877)	(561,812)	(475,353)	(2,320,180)

OTHER INCOME (EXPENSES):
Interest expense	(67,603)	(129,436)	(108,227)	(1,505,502)
Interest expense - related parties	(4,965)	(29,954)	(15,546)	(73,523)
Equity investment incentive	-	(6,429,107)	-	(6,429,107)
Gain on termination of operating lease	-	-	233,205	-
Gain on forgiveness of debt	-	25,000	-	25,000
Gain on sale of assets	-	20,097	-	20,097
Gain on issuance of shares to service provided	-	33,092	-	33,092
Loss on settlement of true-up obligations	-	(119,370)	-	(119,370)
Loss on legal settlement	-	(18,759)	-	(18,759)
(Loss) Gain on revaluation of derivative liabilities	-	39,738	-	(71,040)
Total other income (expense)	(72,568)	(6,608,699)	109,432	(8,139,112)

Net loss from continuing operations	(412,445)	(7,170,511)	(365,921)	(10,459,292)
Net loss from discontinued operations	-	(373,759)	-	(2,698,803)
Consolidated net loss	(412,445)	(7,544,270)	(365,921)	(13,158,095)

Preferred stock dividends	(309,143)	(409,420)	(859,455)	(471,243)
Preferred stock dividends - related parties	(47,747)	(59,125)	(136,000)	(77,121)

Net loss available to common shareholders	$(769,335)	$(8,012,815)	(1,361,376)	(13,706,459)

Net loss per common share - continuing operations	$(0.15)	$(1.50)	(0.25)	(2.23)
Net loss per common share - discontinued operations	$(0.00)	$(0.06)	(0.00)	(0.53)
Net loss per common share	$(0.15)	$(1.55)	(0.25)	(2.76)

Weighted average shares outstanding	5,802,968	$5,157,610	5,698,479	4,963,755

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, and 2023

(UNAUDITED)

	Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2023	-	$-	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$-	$(62,046,824)	$(14,131,757)

Shares issued for Series X dividends	-	-	-	-	-	-	-	-	66,070	661	52,195	-	-	52,856
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(638,565)	-	-	(638,565)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	46,524	46,524

Balance, March 31, 2024	-	-	250,000	2,500	20,057	201	24,227	242	5,634,027	56,341	47,270,074	-	(62,000,300)	(14,670,942)

Shares issued for Series X dividends	-	-	-	-	-	-	-	-	24,555	246	19,396	-	-	19,642
Shares issued as compensation	-	-	-	-	-	-	-	-	300,000	3,000	99,000	-	-	102,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(356,890)	-	-	(356,890)
Series X shares issued as compensation	-	-	-	-	-	-	7,200	72	-	-	179,928	-	-	179,928
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(412,445)	(412,445)

Balance, June 30, 2024	-	$-	250,000	$2,500	20,057	$201	31,427	$314	5,958,582	$59,587	$47,211,508	$-	$(62,412,745)	$(15,138,635)

Balance, December 31, 2022	1,047,619	10,476	3,100,000	31,000	-	-	24,227	242	4,630,372	46,305	29,452,514	36,575	(48,714,461)	(19,137,349)

Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Shares issued to service providers	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	8,063	81	35,248	-	-	35,329
Preferred stock dividends	-	-	-	-	-	-	-	-			(79,818)	-	-	(79,818)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,613,825)	(5,613,825)

Balance, March 31, 2023	1,047,619	10,476	3,100,000	31,000	-	-	24,227	242	4,995,573	49,957	30,385,762	36,575	(54,328,286)	(23,814,274)

Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Shares issued legal settlement	-	-	-	-	-	-	-	-	22,174	222	18,537	-	-	18,759
Shares issued for previously subscribed shares	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	20,212	202	25,033	-	-	25,235
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Series F shares issued for conversion of accounts payable	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Series F shares sold for cash	-	-	-	-	1,746	17	-	-	-	-	1,655,483	-	-	1,655,500
Series F shares issued for conversion of Series C and Series D preferred shares	(1,047,619)	(10,476)	(2,350,000)	(23,500)	6,344	63	-	-	-	-	2,809,415	-	-	2,775,502
Series F shares issued for conversion of debt	-	-	-	-	8,116	81	-	-	-	-	8,612,993	-	-	8,613,074
Series A dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(468,545)	-	-	(457,578)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,544,270)	(7,544,270)

Balance, June 30, 2023	-	$-	750,000	$7,500	16,353	$163	24,227	$242	5,138,575	$51,388	$43,355,536	$-	$(61,872,556)	$(23,814,274

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income loss from continuing operations	$(365,921)	$(10,459,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of right of use asset	-	132,000
Depreciation expense	-	11,393
Penalties on notes payable	-	1,102,778
Equity investment incentive		6,501,107
Amortization of discount on notes payable	-	32,011
Amortization of discount on notes payable - related parties	-	19,617
Share based compensation	282,000	898,866
Shares issued as compensation for fundraising	-	3,808
Shares issued for true-up liability	-	119,370
Gain on forgiveness of note payable	-	25,000
Gain (loss) on lease terminations	(233,205)	-
Gain (loss) on revaluation of derivative liabilities	-	71,040
Loss on legal settlement	-	18,759
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	-
Prepaid expenses	-	51,632
Accounts payable and accrued liabilities	(46,718)	757,397
Other current liabilities		25,000
Accrued interest	100,634	257,650
Accrued interest - related parties	21,053	57,796
Net cash used in operating activities from continuing operations	(248,157)	(424,068)
Net cash provided by operating activities from discontinued operations	-	(94,164)
Net cash used in operating activities	(248,157)	(518,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA Loan	(13,485)	-
Proceeds from notes payable, net of discounts	299,000	-
Proceeds from sale of Series F Preferred stock, net of fees	-	738,500
Net cash provided by financing activities from continuing operations	285,515	738,500
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	285,515	738,500

Net change in cash	37,358	220,268
Cash at beginning of period	2,838	35,623
Cash at end of period	$40,196	$255,891

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Stock Issued for common stock subscribed	$-	$82,885
Preferred stock dividends	$995,455	$548,363
Conversion of accounts payable to Series F preferred stock	$-	$146,214
Conversion of Series C and Series D preferred stock to Series F preferred stock	$-	$420,681
Conversion of notes payable and accrued interest to Series F preferred stock	$-	$8,111,253
Shares issued for Series X dividends	$72,498	$60,564
Increase in capital expenditures included in accounts payable	$-	$110,511

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

In June 2024 we announced the formation of two (2) new wholly owned business units, Centcore, LLC, who is providing data center services including cloud computing and application hosting, and Vero Technology Ventures, LLC, whose aim is to seek investment and acquisition opportunities, generally in the areas of cloud computing and data center related applications.

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. The second focus involves hosting application software developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach we gain the business of the vendor, and their clients, perhaps allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our data centers. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “infrastructure” market doing design, engineering, construction and maintenance of significant assets. We desire to create “life cycle” relationships with both the design teams, and owners which may include private owners such as manufacturers and utilities, or publicly owned assets for municipalities, states or federal governments, domestically and internationally.

We have retained proven professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally.

Note 2: Going Concern

As of June 30, 2024, the Company had cash and cash equivalents of approximately $40,000, current liabilities of approximately $15.2 million, and has incurred significant losses from the previous clinic operations. As previously noted, we made a strategic decision to reduce our capital needs by closing our entire clinic operations in the fourth quarter of 2022 and releasing our entire staff, due to lack of profitability. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

The consolidated financial statements and related disclosures as of June 30, 2024, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023, and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC, The Good Clinic, LLC, Vero Technology Ventures, LLC, and Centcore, LLC. In addition, we relied on the operating activities of certain legal entities in which we did not maintain a controlling ownership interest, but over which we had indirect influence and of which we were considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Per Share Data - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three and six months ended June 30, 2024, the effect of 673,208 warrants to purchase shares of common stock, 13,667 options to purchase shares of common stock, and 1,216,616 shares of common stock issuable upon conversion of Series D preferred stock were excluded from the calculation of net loss per share as their effect was antidilutive. For the three and six months ended June 30, 2023 the effect of 673,208 warrants to purchase shares of common stock, 209,381 options to purchase shares of common stock, and 3,467,464 shares of common stock issuable upon conversion of Series D preferred stock were excluded from the calculation of net loss per share as their effect was antidilutive.

Discontinued Operations - The accompanying financial statements are prepared with the guidance of ASU 2014-08, “Reporting Discontinued Operations”, and ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment.

Recent Accounting Standards – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Note 4: Discontinued Operations

In the fourth quarter of fiscal 2022, we made the strategic decision to close the entire clinic operation and release our staff due to a lack of profitability. On December 8, 2023, the Company sold the remaining assets of The Good Clinic, LLC to Leading Primary Care LLC, a company organized by Michael C. Howe, the former CEO of The Good Clinic, LLC for total consideration of approximately $2.5 million. ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criterion was achieved on December 8, 2023. Additionally, the discontinued operations are comprised of the entirety of The Good Clinic, LLC. For comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of net loss and comprehensive loss and the consolidated balance sheets.

The Company had no assets or liabilities classified that were classified as held as part of discontinued operations as of June 30, 2024, or December 31, 2023.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-
Cost of goods sold	-	5,601	-	8,020
Gross margin		(5,601)	-	(8,020)

Selling, general, and administrative expenses	-	(216,404)	-	(597,905)
Impairment of assets	-	(68,034)	-	(2,211,462)

Other (income) expense:
Gain on termination of operating lease	-	-	-	287,897
Interest expense	-	(83,720)	-	(169,313)
Loss from discontinued operations, net of tax	$-	$(373,759)	$-	$(2,698,803)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Six Months Ended
	June 30,	June 30,
	2024	2023

Depreciation expense	$-	$81,764
Impairment of property and equipment	$-	$2,211,462
Changes in accounts payable and accrued liabilities	$-	$444,884

Note 5: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
Trade accounts payable	$6,516,812	$7,094,334
Accrued payroll and payroll taxes	833,495	743,778
Total accounts payable and accrued liabilities	$7,350,307	$7,838,112

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

Operating lease liabilities are summarized below:

	June 30 30, 2024	December 31, 2023
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2023, or the six months ending June 30, 2024. As of June 30, 2024, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of June 30, 2024, and December 31, 2023.

For the period ended December 31, 2024	$99,477
For the period ended December 31, 2025	-
For the period ended December 31, 2026	-
For the period ended December 31, 2027	-
For the period ended December 31, 2028	-
Thereafter	-
Total	$99,477
Less: Present value discount	-
Lease liability	$99,477

As of December 31, 2023, the Company has entered into settlement agreements for certain of our leases in the amount of $2,219,886 which is recorded as Legal Settlements in the accompanying balance sheet. During the six months ended June 30, 2024, the Company recorded a gain of $233,205 as a result of a final settlement in addition to reclassifying certain accounts payable related to the leases to legal settlements. As of June 30, 2024, the Company has total legal settlement agreements in the amount of $2,452,768 which is recorded as Legal Settlements in the accompanying balance sheet.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the six months ended June 30, 2024, the Company made principal payments of $13,485 on this loan and recorded interest in the amount of $2,087.

Note 8: Notes Payable

The following table summarizes the outstanding notes payable as of June 30, 2024, and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Kishon Note	$431,666	$431,666
Finnegan Note 1	51,765	51,765
Finnegan Note 2	32,353	32,353
Schrier Note	25,882	25,882
Nommsen Note	64,705	64,705
Caplan Note	64,705	64,705
Finnegan Note 3	32,353	32,353
Lightmas Note	66,000	66,000
Lewis Note	33,000	33,000
Goff Note	33,000	33,000
Hagan Note	110,000	110,000
Cavalry Note 1	25,000	-
Cavalry Note 2	50,000	-
Mercer Note 1	25,000	-
Mercer Note 2	50,000	-
ABJ Note	50,000	-
Cavalry Note 3	33,000	-
Mercer Note 3	33,000	-
ABJ Note 2	33,000	-
Notes Payable	1,244,429	945,429

Current Portion	1,244,429	945,429
Long-term portion	$-	$-

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

The Kishon Note was issued in the principal amount of $277,777 for a purchase price of $250,000 resulting in an original issue discount of $27,777. The Kishon Note has a due date of November 10, 2022, and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Kishon Note this rate will increase to 18%, and the Kishon Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Kishon Note entered default status on November 11, 2022. The Kishon Commitment Fee Shares and Kishon Warrants resulted in a discount to the Kishon Note in the amount of $138,492.

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. At December 31, 2023, principal and interest in the amount of $431,666 and $88,909, respectively, were due on the Kishon Note. At June 30, 2024, principal and interest in the amount of $431,666 and $127,653, respectively, were due on the Kishon Note. This note was in default at June 30, 2024.

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

Principal and accrued interest in the amount of $51,765 and $11,889, respectively, were due on this note at December 31, 2023. At June 30, 2024, principal and interest in the amount of $51,765 and $16,142, respectively, were due on the Kishon Note. This note was in default at June 30, 2024.

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

At December 31, 2023principal and accrued interest in the amount of $32,353 and $7,341, respectively, were due on this note. At June 30, 2024, principal and interest in the amount of $32,353 and $9,999, respectively, were due on the Kishon Note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $25,882 and $5,383, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $25,882 and $7,510, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $13,685, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $64,705 and $19,001, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $12,989, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $64,705 and $18,305, respectively, were due on this note This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $32,353 and $6,350, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $32,353 and $9,008, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $66,000 and $13,325, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $66,000 and $18,748, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $33,000 and $9,374, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $33,000 and $9,374, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $110,000 and $21,793, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $110,000 and $30,831, respectively, were due on this note. This note was in default at June 30, 2024.

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

At June 30, 2024, principal and accrued interest in the amount of $25,000 and $1,587, respectively, were due on this note.

Cavalry 2024 Note 2

On February 28, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to Cavalry, (the “Cavalry Note 2”) with a due date of February 28, 2025. The Cavalry Note 2 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Cavalry Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At June 30, 2024, principal and accrued interest in the amount of $50,000 and $2,688, respectively, were due on this note.

Cavalry 2024 Note 3

On May 13, 2024, the Company issued a 10% Promissory Note in the principal amount of $33,000 to Cavalry, (the “Cavalry Note 3”) with a due date of May 13, 2025. The Cavalry Note 3 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Cavalry Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At June 30, 2024, principal and accrued interest in the amount of $50,000 and $434, respectively, were due on this note.

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

At June 30, 2024, principal and accrued interest in the amount of $25,000 and $1,587, respectively, were due on this note.

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

At June 30, 2024, principal and accrued interest in the amount of $50,000 and $2,675, respectively, were due on this note.

Mercer 2024 Note 3

On May 13, 2024, the Company issued a 10% Promissory Note in the principal amount of $33,000 to Mercer, (the “Mercer Note 3”) with a due date of May 13, 2025. The Mercer Note 3 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Mercer Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At June 30, 2024, principal and accrued interest in the amount of $50,000 and $416, respectively, were due on this note.

AJB 2024 Note 1

On February 28, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to AJB Capital Investments, LLC (“AJB”), (the “AJB Note 1”) with a due date of February 28, 2025. The AJB Note 1 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the AJB Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At June 30, 2024, principal and accrued interest in the amount of $50,000 and $2,605, respectively, were due on this note.

AJB 2024 Note 2

On May 15, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to AJB, (the “AJB Note 2”) with a due date of May 15, 2025. The AJB Note 2 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the AJB Note 2, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At June 30, 2024, principal and accrued interest in the amount of $50,000 and $416, respectively, were due on this note.

Aggregate interest expense on the above notes payable was $108,227 for the six months ended June 30, 2024. Accrued interest on notes payable was $449,455 and $348,821 at June 30, 2024, and December 31, 2023, respectively.

Note 9: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of June 30, 2024, and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
M Diamond Note	64,706	64,706
Dobbertin Note	19,412	19,412
Lindstrom Note	45,294	45,294
Mitchell Note	78,100	78,100
Leath Note	55,000	55,000
November 29, 2022, Notes	37,500	37,500
Notes Payable	300,012	300,012

Current Portion, net of discount	$300,012	$300,012
Long-term portion, net of discount	-	-

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

At December 31, 2023, principal and accrued interest in the amount of $64,706 and $14,682, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $64,706 and $17,636, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $19,412 and $4,405, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $19,412 and $5,989, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $45,294 and $10,277, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $45,294 and $13,973, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $78,100 and $15,768, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $78,100 and $22,185, respectively, were due on this note. This note was in default at June 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $55,000 and $10,757, respectively, were due on this note. At June 30, 2024, principal and accrued interest in the amount of $55,000 and $15,276, respectively, were due on this note. This note was in default at June 30, 2024.

November 29, 2022, Notes

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

The November 29 notes have due dates of May 28, 2023. The November 29 Notes are subject to the Series E Exchange Agreement whereby each of the November 29 Lenders will exchange (a) amounts due under the November 29 Notes for a number of shares of the Company’s Series E Convertible Preferred Stock equal to 150% of the principal amount of each November 29 Note. See note 13. The November 29 Notes bear interest at the rate of 10% per annum which will accrue from the date of the note only if the November 29 Notes are not converted pursuant to the Series E Exchange Agreement by May 10, 2023. Following an event of default as defined in the November 29 Notes, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The November 29 Notes contain a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which November 29 Lender reasonably believes contains a term that is more favorable than those in the November 29 Note, the Company shall notify the November 29 Lenders of such term, and such term, at the option of the November 29 Lenders, shall become a part of the November 29 Note. In addition, each of the November 29 Lenders will receive five-year warrants to purchase 750 shares of the Company’s common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. These warrants are not deemed issued at December 31, 2022, because the exercise price was not yet determined. Discounts in the amount of $667 were amortized to interest expense for each of the November 29 Notes during the year ended December 31, 2022, and discounts in the amount of $3,083 remained outstanding for each of the November 29 Notes at December 31, 2022. Principal and accrued interest in the amounts $18,750 and $164, respectively, were due on each of the seven November 29 Note at December 31, 2022.

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

On December 8, 2023, pursuant to the Howe debt exchange agreement, Mr. Howe exchanged his note in the principal amount of $18,750 and accrued interest of $2,682 for certain assets of the company. No amounts were due under the Howe note as of December 31, 2023.

At December 31, 2023, there was principal and interest in the aggregate amount of $37,500 and $5,903, respectively, due on the two November 29 Notes that are still outstanding. At June 30, 2024, there was principal and interest in the aggregate amount of $37,500 and $7,785, respectively, due on the two November 29 Notes that are still outstanding.

Aggregate interest expense as described on the above notes payable – related parties was $15,546 for the six months ended June 30, 2024. Accrued interest on notes payable – related parties were $82,845 and $61,792 at June 30, 2024, and December 31, 2023, respectively.

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

Derivative liability activity for the six months ended June 30, 2024, is summarized in the table below:

December 31, 2023	$152,945
True-up features issued	-
Settled upon conversion or exercise	-
Loss on revaluation	-
June 30, 2024	$152,945

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following tables summarize the assumptions for the valuations:

	June 30,	December 31,
	2024	2023
Volatility	475.7%	475.7%
Stock Price	$0.0250	$0.0250
Risk-free interest rates	5.21%	5.21%
Term (years)	0.39	0.39

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

Note 11: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 5,958,582 were issued and outstanding at June 30, 2024.

During the six months ended June 30, 2024, the Company issued 90,625 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was $.80, and not the lower price that is called for in the certificate of designation.

During the six months ended June 30, 2024, the Company issued 300,000 shares of common stock in aggregate to its advisory board consisting of four (4) individuals, with 75,000 shares issued to each. The Company recorded a compensation expense of $102,500 based on the closing stock price on the date of issuance.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 31,427 shares as Series X Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share and accrued dividends at the rate of 12% on $25.00 per share. The Company had no shares of Series A Preferred Stock outstanding at June 30, 2024.

Series C Preferred Stock

The Series C Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series C ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C preferred Stock held by such holder. The Company had no shares of Series C Preferred Stock outstanding at June 30, 2024.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had 250,000 shares of Series D Preferred Stock outstanding at June 30, 2024.

The Company accrued dividends in the amount of $7,855 on the Series D Preferred Stock for the six months ended June 30, 2024. As of June 30, 2024, the Company had $41,654 in accrued dividends on the Series D Preferred Stock.

Series E Preferred Stock

On November 7, 2022, the Company filed a Certificate of Designations, Preferences and Rights of Series E Convertible Perpetual Preferred Stock (the “Series E”) with the Delaware Secretary of State. The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are no shares of Series E Preferred Stock outstanding at June 30, 2024. No shares of Series E Preferred Stock have ever been issued.

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

There are 20,057 shares of Series F Preferred Stock outstanding at June 30, 2024

On May 17, 2024, the holders of approximately 54.90% of the Series F Preferred shares, having met in person on May 8, 2024, have granted consent to the following modification to the terms of the Series F Preferred, effective May 15, 2024 all dividends, and any obligation to pay dividends shall cease. Any dividends accrued until May 15, 2024, shall be issued as noted in the original certificate of designation.

The Company accrued dividends in the amount of $941,713 on the Series F Preferred Stock for the six months ended June 30, 2024. As of June 30, 2024, the Company had $2,497,786 in accrued dividends on the Series F Preferred Stock.

Series X Preferred Stock

The Company has 31,427 and 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of June 30, 2024 and December 31, 2023. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in July 2023 the Company elected to use a price per share of $.80, a 20% discount to the average price of its common stock of $1.00, before the trading of its common stock was moved to the OTC Expert Market system. This policy has continued through June 30, 2024. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

During the six months ended June 30, 2024, the Company issued 7,200 shares of Series X Preferred Stock to the officers and directors of the compensation in lieu of services in the amount of $180,000 in aggregate, or $60,000 for each of the three (3) directors.

On February 9, 2024, the Company issued 41,057 shares of common stock for dividends payable on its Series X Preferred Stock for the period from July 2023 through December 31, 2023, using the $.80 price per share as noted above.

On March 20, 2024, the Company issued a total of 25,013 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the first quarter of 2024 using the $.80 price per share as noted above.

On June 27, 2024, the Company issued a total of 24,555 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the second quarter of 2024 using the $.80 price per share as noted above.

The Company accrued dividends in the amount of $45,886 on the Series X Preferred Stock for the six months ended June 30, 2024. As of June 30, 2024, the Company had $0 in accrued dividends on the Series X Preferred Stock.

Stock Options

On January 21, 2021, the Company filed a Form S-8 containing the Mitesco Omnibus Securities and Incentive Plan (“the Plan”) with the SEC. In Sections 4.2 and 4.3 of the Plan it is noted that the Board of Directors has the authority for the administration of the Plan. On January 7, 2024, the Board of Directors voted to a) cancel, revoke and terminate any previously issued options that have not already been exercised. For a number of technical reasons, the Plan is no longer valid, and in addition to cancellation of any outstanding options, the Board has voted to formally terminate the Plan.

A copy of the Form S-8 which references the Plan can be found at: https://www.sec.gov/Archives/edgar/data/802257/000118518521000098/ex_221520.htm

The following table summarizes the options outstanding at June 30, 2024, and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50	13,667	5.79	$1.50	13,667	$1.50
	13,667	5.79	$1.50	13,667	$1.50

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2023	100,934	$10.01
Granted	-	-
Cancelled/Expired	(87,267)	$11.38
Exercised	-	-
Outstanding at June 30, 2024	13,667	$1.50
Options vested and exercisable	13,667	$1.50

At June 30, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $0. At June 30, 2024, there was no intrinsic value on the issued or vested options.

Warrants

The following table summarizes the warrants outstanding on June 30, 2024, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$2.50	874	3.81	$2.5	874	$2.5
25.00	366,784	2.23	25.00	366,784	25.00
37.50	305,550	2.11	37.50	305,550	37.50
	673,208	2.17	$30.64	673,208	$30.64

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2023	673,208	$30.64
Granted	-	$-
Exercised	-	$-
Outstanding at June 30, 2024	673,208	$30.64

At June 30, 2024, there was no intrinsic value on the issued or vested options.

Note 12: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at June 30, 2024, and December 31, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,945	$152,945

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,945	$152,945

Note 13: Commitments and Contingencies

Legal

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. Mitesco (Company) was not named in the suit. We have settled this matter as of January 11, 2024, for total consideration consisting of a cash payment of $3,000.

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

The Company has a number of legal situations involved with the winding down of its clinic’s business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

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

Egan Clinic a.k.a. Vikings

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000. A Summary Judgment was granted on December 4, 2023, in the amount of $488,491, and the entry of final judgment was entered on December 15, 2023, and the Company has released the property back to the leaseholder.

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023, in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. Final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

St. Louis Park Clinic a.k.a. Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,351 on April 2, 2024, and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

Eden Prairie Clinic a.k.a. TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations for the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a. Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company released the property back to the leaseholder.

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

Administrative offices

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000. We have not received any claims as to the obligations under this sublease agreement and the business from which we were renting has not responded to communications from our attorneys who have attempted to establish a formal settlement agreement since we have abandoned the location more than a year ago.

Note 14: Subsequent Events

On July 18, 2024, in one case, and July 19, 2024, for the other two cases, the Company entered into a lending agreement with each of three (3) of its historical institutional investors, Cavalry Fund, AJB and Mercer Street Capital (“the Lenders”). The notes provide $25,000 of proceeds each, are for a 12-month period, and earn interest at ten percent (10%) per year.

On July 29, 2024, the Board of Directors approved a consulting agreement which was effective July 8, 2024, with Brian Valania, to manage sales and marketing for the Centcore, LLC business unit. Mr. Valania replaces Ms. Betsy Berlin who was engaged in May 2024 and terminated by mutual consent in June 2024, with a total cost of $10,000. His compensation includes a monthly fee of $11,250, and additional compensation to be determined based on the achievement of certain business goals of up to $135,000 per year. He was also issued 200,000 shares of restricted common stock of which 100,000 is considered immediately earned, 50,000 are considered earned as of December 31, 2024, and the final 50,000 are considered earned as of June 30, 2024. His continued employment is among the conditions for earning the shares discussed herein. The Company will realize a charge of $50,000 in the 3rd quarter of 2024 for this issuance, which was expensed at $.25 per share.

On July 29, 2024, the Company issued 100,000 of restricted common stock to each of its three (3) directors in consideration of their contribution to operations beyond the scope of their responsibilities on the Board. The issuance of 300,000 shares in aggregate will result in a charge during the 3rd quarter of 2024 of $75,000 in total, using a valuation of $.25 per share.

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

In June 2024 we announced the formation of two (2) new wholly owned business units, Centcore, LLC, who is providing data center services including cloud computing and application hosting, and Vero Technology Ventures, LLC, whose aim is to seek investment and acquisition opportunities, generally in the areas of cloud computing and data center related applications.

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. The second focus involves hosting application software developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach we gain the business of the vendor, and their clients, perhaps allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our data centers. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “infrastructure” market doing design, engineering, construction and maintenance of significant assets. We desire to create “life cycle” relationships with both the design teams, and owners which may include private owners such as manufacturers and utilities, or publicly owned assets for municipalities, states or federal governments, domestically and internationally.

We have retained proven professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally.

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

Comparison of the Three Months Ended June 30, 2024, and 2023.

Revenues

We had revenues of $6,000 for the three months ended June 30, 2024, compared to $0 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2024, were $345,877. For the comparable period in 2023, the operating expenses were $558,277. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Other Income and Expenses

Interest expense was $67,603 for the three months ended June 30, 2024, compared to 129,436 for the three months ended June 30, 2023. The decrease was a result of reduced debt balances in the current period.

Interest expense – related parties was $4,965 for the three months ended June 30, 2024, compared to $29,954 in the prior period. The decrease was a result of reduced debt balances in the current period.

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

During the three months ended June 30, 2023, we recorded a gain on revaluation of derivative liabilities of $39,738. There were no comparable transactions in the current period.

For the three months ended June 30, 2024, we had a net loss available to common shareholders from discontinued operations of $0, compared to a net loss available to common shareholders from discontinued operations of $373,759.

Comparison of the Six Months Ended June 30, 2024, and 2023.

Revenues

We had revenues of $6,000 for the six months ended June 30, 2024, compared to $0 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2024, were $481,353. For the comparable period in 2023, the operating expenses were $2,188,180. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Other Income and Expenses

Interest expense was $108,227 for the six months ended June 30, 2024, compared to 1,505,502 for the six months ended June 30, 2023. The decrease was a result of reduced debt balances in the current period.

Interest expense – related parties was $15,546 for the six months ended June 30, 2024, compared to $73,523 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the six months ended June 30, 2024, we recorded a gain on termination of operating lease of approximately $233,000. There were no comparable transactions in the prior period.

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

During the six months ended June 30, 2023, we recorded a loss on revaluation of derivative liabilities of $71,040. There were no comparable transactions in the current period.

For the three months ended June 30, 2024, we had a net loss available to common shareholders from discontinued operations of $0, compared to a net loss available to common shareholders from discontinued operations of $2,698,803.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of August [ ], 2024, we had cash of approximately $[ ] compared to cash of approximately $40,000 as of June 30, 2024. Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $248,157 for the six months ended June 30, 2024. This is the result of the winding down of the Company’s clinic operations. Cash used in operations for the six months ended June 30, 2023, was $518,232.

The Company had no investing activities for the six months ended June 30, 2024, and 2023.

Net cash provided by financing activities for the six months ended June 30, 2024, was $285,515, compared to $738,500 for the six months ended June 30, 2023. Cash provided by financing activities was the result of cash proceeds from notes payable, offset by the repayment of principal on the SBA loan in the amount of $7,786.

At June 30, 2024, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $7.4 million; notes payable of $1.2 million; notes payable to related parties of $.3 million; SBA Loan Payable of $0.4 million; legal settlements of $2.5 million; accrued interest payable of $0.4 million; accrued interest payable to related parties of $0.01 million; and other current liabilities of $0.1 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.2 million, preferred stock dividends of $2.3 million, and preferred stock dividends payable to related parties of $0.2 million.

We have agreements from three (3) of our institutional investors to provide interim funding so that the Company may stay current with its accounting and reporting requirements under the Securities Act of 1934, settle obligations from the prior healthcare clinic operations and find a new business area to engage within. The team performing the work effort is doing so with no cash compensation, either paid or accrued. Through June 30, 2024, the total amount loaned under 12-month, 10% interest simple notes is $300,000, with roughly $200,000 attributable to accounting and compliance, $50,000 generally related to settlements and legal related, with the remaining for general expenses including T&E and communications.

In May 2024 we reached an agreement with the holders of our Series F Preferred shares to waive all interest payments permanently beginning May 15, 2024. This creates a reduction in accrued interest of over $200,000 per month. Similar adjustments with other holders of debt and interest paying equity are expected.

The Company is working with its institutional investors on a plan to eliminate all existing obligations through the issuance of a new preferred stock which would be issued to the holder in lieu of debt. It is envisioned that this stock would be listed and traded separately from the Company’s common stock. This plan is in its early stages and there can be no guarantee that it will be fully implemented, approved by the SEC for trading, or accepted by all creditors, some of which may be required to see a reduction in the amounts currently owned in order to get consent from the larger investor group.

The Company has relationships with a number of consultants who are assisting in the creation of the new business units. It is anticipated that this approach will continue indefinitely as it does not desire to create the overhead associated with a large employment force.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such an evaluation, the Company’s management has identified what it believes are material weaknesses in the Company’s disclosure controls and procedures and concluded that we did not have effective disclosure controls and procedures.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On June 23, 2022, The Good Clinic LLC was notified that a former employee had filed a lawsuit for wrongful termination. The Good Clinic believes the lawsuit is without merit. Mitesco (Company) was not named in the suit. We have settled this matter as of January 11, 2024, for total consideration consisting of a cash payment of $3,000.

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

The Company has a number of legal situations involved with the winding down of its clinic’s business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

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

Egan Clinic a.k.a. Vikings

On October 14, 2021, we entered into an agreement to open a clinic in Eagan, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 96 months. Fixed rent payments under the initial term are approximately $767,000. A Summary Judgment was granted on December 4, 2023, in the amount of $488,491, and the entry of final judgment was entered on December 15, 2023, and the Company has released the property back to the leaseholder.

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is for 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023, in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. Final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

St. Louis Park Clinic a.k.a. Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,351 on April 2, 2024, and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

Eden Prairie Clinic a.k.a. TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations for the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a. Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is for 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company released the property back to the leaseholder.

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

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 16, 2024. There have been no material changes to the risk factors described in that report.

ITEM 2. SALE OF UNREGISTERED SECURITIES

Common Stock

On June 27, 2024, the Company issued a total of 24,555 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the second quarter of 2024 using the $.80 price per share as noted above.

During the six months ended June 30, 2024, the Company issued 300,000 shares of common stock to its advisory council. The Company recorded a compensation expense of $102,500 based on the closing stock price on the date of issuance.

ITEM 3. DEFAULTS ON SENIOR SECURED SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: August 14, 2024	By:	/s/ Mack Leath
Mack Leath Chief Executive Officer, Chief Financial Officer and Principal Financial Officer