Form 10-Q
period 2024-09-30
Mitesco, Inc.
filed 2024-11-25
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 25, 2024, the registrant had 9,384,414 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$31,822	$2,838
Prepaids and other current assets	29,500	-
Total current assets	61,322	2,838

Total assets	$61,322	$2,838

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,370,599	$7,838,112
Accrued interest	378,453	348,821
Accrued interest - related party	50,481	61,792
Derivative liabilities	152,945	152,945
Lease liability - operating lease, current	99,477	99,477
Notes payable, net	1,023,019	945,429
Notes payable - related parties, net	166,912	300,012
SBA loan payable	401,547	421,788
Other current liabilities	96,136	121,136
Preferred stock dividends payable	1,690,501	1,551,833
Preferred stock dividends payable - related parties	177,776	73,364
Legal settlements	2,452,768	2,219,886
Total current liabilities	12,060,614	14,134,595

Total liabilities	12,060,614	14,134,595

Stockholders' deficit

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 3,000,000 shares designated Series C; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F, and 27,324 shares designated Series X.

Preferred stock, Series A, $0.01 par value, 0 shares issued and outstanding as of September 30, 2024, and December 31, 2023	-	-
Preferred stock, Series C, $0.01 par value, 0 shares issued and outstanding as of September 30, 2024, and December 31, 2023	-	-
Preferred stock, Series D, $0.01 par value, 150,000 and 250,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1,500	2,500
Preferred stock, Series F, $0.01 par value, 14,665 and 20,057 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	146	201
Preferred stock, Series X, $0.01 par value, 24,587 and 24,227 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	246	242
Common stock, $0.01 par value, 500,000,000 shares authorized, 8,508,756 and 5,567,957 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	85,091	55,680
Additional paid-in capital	48,249,442	47,856,444
Accumulated deficit	(60,335,717)	(62,046,824)

Total stockholders' deficit	(11,999,292)	(14,131,757)

Total liabilities and stockholders' deficit	$61,322	$2,838

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$23,500	$-	$29,500	$-

OPERATING EXPENSES:

Cost of operations	8,802	-	8,802	-
General and administrative	230,940	41,876	712,293	2,230,056
Impairment of fixed assets	-	-	-	132,000

Total operating expenses	239,742	41,876	721,095	2,362,056

Net loss from operations	(216,242)	(41,876)	(691,595)	(2,362,056)

OTHER INCOME (EXPENSES):
Interest expense	(50,979)	(69,776)	(159,206)	(1,575,278)
Interest expense - related parties	(10,587)	(34,820)	(26,133)	(108,343)
Equity investment incentive	-	(1,214,970)	-	(7,644,077)
Gain on termination of operating lease	636,485	-	869,690	-
Gain on settlement of notes payable	693,768	-	693,768	25,000
Gain on settlement of accounts payable	1,024,583	159,524	1,024,583	192,616
Loss on settlement of true-up obligations	-	-	-	(119,370)
Loss on legal settlement	-	-	-	(18,759)
Other income	-	40,622		60,719
(Loss) Gain on revaluation of derivative liabilities	-	(14,725)	-	(85,765)
Total other income (expense)	2,293,270	(1,134,145)	2,402,702	(9,273,257)

Net income (loss) from continuing operations	2,077,028	(1,176,021)	1,711,107	(11,635,313)
Net income (loss) from discontinued operations	-	(376,352)	-	(3,075,155)
Consolidated net loss	2,077,028	(1,552,373)	1,711,107	(14,710,468)

Preferred stock dividends	(18,637)	(924,624)	(878,092)	(1,001,745)
Preferred stock dividends - related parties	(4,888)	(78,357)	(140,888)	(78,357)

Net income (loss) available to common shareholders	$2,053,503	$(2,555,354)	692,127	(15,790,570)

Basic net income (loss) per common share - continuing operations	$0.32	$(0.41)	0.12	(2.52)
Basic net income (loss) per common share - discontinued operations	$0.00	$(0.07)	0.00	(0.61)
Basic net income (loss) per common share	$0.32	$(0.48)	0.12	(3.13)

Diluted net income (loss) per common share - continuing operations	$0.29	$(0.41)	0.11	(2.52
Diluted net income (loss) per common share - discontinued operations	$0.00	$(0.07)	0.00	(0.61
Diluted net income (loss) per common share	$0.29	$(0.48)	0.11	(3.13

Basic weighted average shares outstanding	6,348,878	5,329,816	5,916,675	5,048,070
Diluted weighted average shares outstanding	6,984,629	5,329,816	6,552,426	5,048,070

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, and 2023

(UNAUDITED)

	Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2023	-	$-	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$-	$(62,046,824)	$(14,131,757)

Shares issued for Series X dividends	-	-	-	-	-	-	-	-	66,070	661	52,195	-	-	52,856
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(638,565)	-	-	(638,565)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	46,524	46,524

Balance, March 31, 2024	-	-	250,000	2,500	20,057	201	24,227	242	5,634,027	56,341	47,270,074	-	(62,000,300)	(14,670,942)

Shares issued for Series X dividends	-	-	-	-	-	-	-	-	24,555	246	19,396	-	-	19,642
Shares issued as compensation	-	-	-	-	-	-	-	-	300,000	3,000	99,000	-	-	102,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(356,890)	-	-	(356,890)
Series X shares issued as compensation	-	-	-	-	-	-	7,200	72	-	-	179,928	-	-	179,928
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(412,445)	(412,445)

Balance, June 30, 2024	-	$-	250,000	$2,500	20,057	$201	31,427	$314	5,958,582	$59,587	$47,211,508	$-	$(62,412,745)	$(15,138,635)

Shares issued for conversion of account payable	-	-	-	-	-	-	-	-	231,886	2,319	58,535	-	-	60,854
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	145,493	1,456	175,600	-	-	177,056
Shares issued for conversion of notes payable and accrued interest – related parties	-	-	-	-	-	-	-	-	45,092	451	37,827	-	-	38,278
Shares issued for conversion of Series F preferred shares and accrued dividends	-	-	-	-	(5,392)	(55)	-	-	1,515,065	15,151	650,489	-	-	655,585
Shares issued for conversion of Series D preferred shares and accrued dividends	-	-	(100,000)	(1,000)	-	-	-	-	30,802	308	18,867	-	-	18,175
Shares issued for conversion of Series X preferred shares	-	-	-	-	-	-	(6,840)	(68)	56,263	563	(495)	-	-	-
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	25,573	256	19,396	-	-	19,642
Shares issued as compensation	-	-	-	-	-	-	-	-	500,000	5,000	101,250	-	-	106,250
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(23,525)	-	-	(23,525)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	2,077,028	2,077,028

Balance, Sept 30, 2024	-	$-	150,000	$1,500	14,665	$146	24,587	$246	8,508,756	$85,091	$48,249,442	$-	$(60,335,717)	$(11,999,292)

Balance, December 31, 2022	1,047,619	10,476	3,100,000	31,000	-	-	24,227	242	4,630,372	46,305	29,452,514	36,575	(48,714,461)	(19,137,349)

Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Shares issued to service providers	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	8,063	81	35,248	-	-	35,329
Preferred stock dividends	-	-	-	-	-	-	-	-			(79,818)	-	-	(79,818)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,613,825)	(5,613,825)

Balance, March 31, 2023	1,047,619	10,476	3,100,000	31,000	-	-	24,227	242	4,995,573	49,957	30,385,762	36,575	(54,328,286)	(23,814,274)

Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Shares issued legal settlement	-	-	-	-	-	-	-	-	22,174	222	18,537	-	-	18,759
Shares issued for previously subscribed shares	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	20,212	202	25,033	-	-	25,235
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Series F shares issued for conversion of accounts payable	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Series F shares sold for cash	-	-	-	-	1,746	17	-	-	-	-	1,655,483	-	-	1,655,500
Series F shares issued for conversion of Series C and Series D preferred shares	(1,047,619)	(10,476)	(2,350,000)	(23,500)	6,344	63	-	-	-	-	2,809,415	-	-	2,775,502
Series F shares issued for conversion of debt	-	-	-	-	8,116	81	-	-	-	-	8,612,993	-	-	8,613,074
Series A dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(468,545)	-	-	(457,578)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,544,270)	(7,544,270)

Balance, June 30, 2023	-	$-	750,000	$7,500	16,353	$163	24,227	$242	5,138,575	$51,388	$43,355,536	$-	$(61,872,556)	$(18,457,727)

Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	224,338	2,244	76,275	-	-	18,759
Conversion of accrued salary, debt and board fees to common stock – related parties	-	-	-	-	-	-	-	-	181,606	1,816	3,632	(36,575)	-	5,448
Conversion of debt to Series F preferred stock		--	-	-	911	-	-	-	-	-	910,093	-	-	910,102
Conversion of debt accrued salaries to Series F preferred stock - RP	-	-	-	-	2,138	22	-	-	-	-	2,137,032	-	-	2,137,054
Transaction costs Series F preferred stock sold for cash	-	-	-	-	-	-	-	-	-	-	(72,000)	--		(72,000)
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	933	-	-	933
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(531,738)	-	-	(531,738)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,552,373)	(1,552,373)

Balance, September 30, 2023	-	$-	750,000	$7,500	19,402	$194	24,227	$242	5,544,519	$55,448	$45,879,763	$-	$(63,424,829)	$(17,481,682)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$1,711,107	$(11,635,313)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of fixed assets	-	132,000
Depreciation expense	-	11,393
Penalties on notes payable	-	1,102,778
Equity investment incentive		7,644,077
Amortization of discount on notes payable	-	32,011
Amortization of discount on notes payable - related parties	-	19,587
Share based compensation	388,250	899,799
Shares issued as compensation for fundraising	-	3,808
Shares issued for true-up liability	-	119,370
Gain on settlement of note payable	(693,768)	(25,000)
Gain on settlement of accounts payable	(1,024,583)	(192,616)
Gain (loss) on lease terminations	(869,690)	-
Gain (loss) on revaluation of derivative liabilities	-	85,765
Loss on legal settlement	-	18,759
Other income	-	(40,622)
Changes in operating assets and liabilities:
Accounts receivable	(29,500)	-
Prepaid expenses	-	51,632
Accounts payable and accrued liabilities	(304,504)	850,561
Accrued interest	391,273	404,191
Accrued interest - related parties	31,640	101,918
Net cash used in operating activities from continuing operations	(399,775)	(415,902)
Net cash used in operating activities from discontinued operations	-	(430,045)
Net cash used in operating activities	(399,775)	(845,947)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities from discontinued operations	-	102,967
Net cash provided by investing activities	-	102,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA Loan	(20,241)	(4,836)
Proceeds from notes payable, net of discounts	449,000	-
Proceeds from sale of Series F Preferred stock, net of fees	-	738,500

Net cash provided by financing activities	428,759	733,664

Net change in cash	28,984	(9,316)
Cash at beginning of period	2,838	35,623
Cash at end of period	$31,822	$26,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Stock Issued for common stock subscribed	$-	$36,575
Preferred stock dividends	$1,018,980	$1,080,102
Conversion of accounts payable to Series F preferred stock	$-	$146,214
Conversion of Series C and Series D preferred stock to Series F preferred stock	$-	$420,681
Conversion of notes payable and accrued interest to Series F preferred stock	$-	$11,158,379
Shares issued for Series X dividends	$92,140	$60,564
Conversion of accounts payable to common stock	$45,000	$78,519
Conversion of notes payable to common stock	$177,056	$83,456
Conversion of notes payable to common stock - related party	$650,940	$-
Conversion of Series F Preferred Stock and accrued dividends to common stock	$665,640	$-
Conversion of Series D Preferred Stock and accrued dividends to common stock	$19,175	$-
Conversion of Series X Preferred Stock and accrued dividends to common stock	$193	$-
Series A accrued dividends reclassified to APIC from prior transaction	$-	$10,967
Increase in capital expenditures included in accounts payable	$-	$110,511

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

The details can be found at: https://www.sec.gov/ix?doc=/Archives/edgar/data/0000802257/000118518523001074/mitesco20231016_8k.htm.

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

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. The second focus involves hosting application software developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach, we hope to gain the business of the vendor, and their clients, perhaps allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our data centers. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “infrastructure” market doing design, engineering, construction and maintenance of significant assets. We desire to create “life cycle” relationships with both the design teams, and owners which may include private owners such as manufacturers and utilities, or publicly owned assets for municipalities, states or federal governments, domestically and internationally.

We have retained proven professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally.

Note 2: Going Concern

As of September 30, 2024, the Company had cash and cash equivalents of approximately $32,000, current liabilities of approximately $12.1 million, and has incurred significant losses from the previous clinic operations. As previously noted, we made a strategic decision to reduce our capital needs by closing our entire clinic operations in the fourth quarter of 2022 and releasing our entire staff, due to lack of profitability. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

The consolidated financial statements and related disclosures as of September 30, 2024, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023, and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC, The Good Clinic, LLC, Vero Technology Ventures, LLC, and Centcore, LLC. In addition, we relied on the operating activities of certain legal entities in which we did not maintain a controlling ownership interest, but over which we had indirect influence and of which we were considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restrictions and other agreements concerning such nominee-owned entities typically includes both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Per Share Data - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation.

The following table presents the effect of potential dilutive issuances for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net profit (loss) attributable to common stockholders	$2,053,503	$(2,555,354)	$692,127	$(15,790,570)
Preferred stock dividends	3,883	-	27,362	-
Interest expense associated with convertible debt	-	-	-	-
Net income (loss) for dilutive calculation	$2,057,386	$(2,555,354)	$719,489	$(15,790,570)

Basic weighted average shares outstanding	6,348,878	5,329,816	5,916,675	5,048,070
Dilutive effect of preferred stock	7,394	-	7,394	-
Dilutive effect of convertible debt	-	-	-	-
Dilutive effect of common stock warrants	628,357	-	628,357	-
Weighted average shares outstanding for diluted net income (loss) per share	6,984,629	5,329,816	6,552,426	5,048,070

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

There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company had no assets or liabilities classified that were classified as held as part of discontinued operations as of September 30, 2024, or December 31, 2023.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin		-	-	-

Selling, general, and administrative expenses	-	(385,252)	-	(991,177)
Impairment of assets	-	-	-	(2,211,462)

Other (income) expense:
Gain on termination of operating lease	-	-	-	287,897
Gain on sale of assets		8,876		8,876
Gain on settlement of accounts payable		81,263		81,263
Interest expense	-	(81,238)	-	(250,551)
Loss from discontinued operations, net of tax	$-	$(376,352)	$-	$(3,075,155)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flow relating to discontinued operations:

	Nine Months Ended
	September 30,	September 30,
	2024	2023

Depreciation expense	$-	$81,764
Impairment of property and equipment	$-	$2,211,462
Changes in accounts payable and accrued liabilities	$-	$444,884

Note 5: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Trade accounts payable	$4,627,103	$7,094,334
Accrued payroll and payroll taxes	743,496	743,778
Total accounts payable and accrued liabilities	$5,370,599	$7,838,112

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

Operating lease liabilities are summarized below:

	September 30, 2024	December 31, 2023
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2023, or the nine months ending September 30, 2024. As of September 30, 2024, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of September 30, 2024, and December 31, 2023.

For the period ended December 31, 2024	$99,477
For the period ended December 31, 2025	-
For the period ended December 31, 2026	-
For the period ended December 31, 2027	-
For the period ended December 31, 2028	-
Thereafter	-
Total	$99,477
Less: Present value discount	-
Lease liability	$99,477

As of December 31, 2023, the Company has entered into settlement agreements for certain of our leases in the amount of $2,219,886 which is recorded as Legal Settlements in the accompanying balance sheet. During the nine months ended September 30, 2024, the Company recorded a gain of $869,690 as a result of a final settlement in addition to reclassifying certain accounts payable related to the leases to legal settlements. As of September 30, 2024, the Company has total legal settlement agreements in the amount of $2,452,768 which is recorded as Legal Settlements in the accompanying balance sheet.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the nine months ended September 30, 2024, the Company made principal payments of $20,241 on this loan and recorded interest in the amount of $3,116.

Note 8: Notes Payable

The following table summarizes the outstanding notes payable as of September 30, 2024, and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Kishon Note	$431,666	$431,666
Finnegan Note 1	51,765	51,765
Finnegan Note 2	32,353	32,353
Schrier Note	25,882	25,882
Nommsen Note	-	64,705
Caplan Note	-	64,705
Finnegan Note 3	32,353	32,353
Lightmas Note	-	66,000
Lewis Note	-	33,000
Goff Note	-	33,000
Hagan Note	-	110,000
Cavalry Note 1	25,000	-
Cavalry Note 2	50,000	-
Mercer Note 1	25,000	-
Mercer Note 2	50,000	-
ABJ Note	50,000	-
Cavalry Note 3	33,000	-
Mercer Note 3	33,000	-
ABJ Note 2	33,000	-
Cavalry Note 4	25,000	-
Mercer Note 4	25,000	-
ABJ Note 3	25,000	-
Mercer Note 4	25,000	-
ABJ Note 3	25,000	-
Total Notes Payable	998,019	945,429

Current Portion	998,019	945,429
Long-term portion	$-	$-

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

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. At December 31, 2023, principal and interest in the amount of $431,666 and $88,909, respectively, were due on the Kishon Note. At September 30, 2024, principal and interest in the amount of $431,666 and $147,238, respectively, were due on the Kishon Note. This note was in default at September 30, 2024.

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

Principal and accrued interest in the amount of $51,765 and $11,889, respectively, were due on this note at December 31, 2023. At September 30, 2024, principal and interest in the amount of $51,765 and $18,372, respectively, were due on the Kishon Note. This note was in default at September 30, 2024.

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

At December 31, 2023principal and accrued interest in the amount of $32,353 and $7,341, respectively, were due on this note. At September 30, 2024, principal and interest in the amount of $32,353 and $11,352, respectively, were due on the Kishon Note. This note was in default at September 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $25,882 and $5,383, respectively, were due on this note. At September 30, 2024, principal and accrued interest in the amount of $25,882 and $8,578, respectively, were due on this note. This note was in default at September 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $13,685, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 22,565 shares of common stock. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $80,282.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $12,989, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 37,283 shares of common stock. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $75,613.

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

At December 31, 2023, principal and accrued interest in the amount of $32,353 and $6,350, respectively, were due on this note. At September 30, 2024, principal and accrued interest in the amount of $32,353 and $10,361, respectively, were due on this note. This note was in default at September 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $66,000 and $13,325, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 22,850 shares of common stock. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $81,301.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 12,409 shares of common stock. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $40,385.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 12,409 shares of common stock. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $40,385.

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

At December 31, 2023, principal and accrued interest in the amount of $110,000 and $21,793, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 37,977 shares of common stock. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $135,114.

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

At September 30, 2024, principal and accrued interest in the amount of $25,000 and $1,843, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $50,000 and $3,200, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $33,000 and $1,266, respectively, were due on this note.

Cavalry 2024 Note 4

On July 19, 2024, the Company issued a 10% Promissory Note in the principal amount of $25,000 to Cavalry, (the “Cavalry Note 4”) with a due date of July 19, 2025. The Cavalry Note 4 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Cavalry Note 4, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At September 30, 2024, principal and accrued interest in the amount of $25,000 and $500, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $25,000 and $1,843, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $50,000 and $3,187, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $33,000 and $1,248, respectively, were due on this note.

Mercer 2024 Note 4

On July 19, 2024, the Company issued a 10% Promissory Note in the principal amount of $25,000 to Mercer, (the “Mercer Note 4”) with a due date of July 19, 2025. The Mercer Note 4 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Mercer Note 4, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At September 30, 2024, principal and accrued interest in the amount of $25,000 and $500, respectively, were due on this note.

Mercer 2024 Note 5

On September 6, 2024, the Company issued a 10% Promissory Note in the principal amount of $25,000 to Mercer, (the “Mercer Note 5”) with a due date of September 6, 2025. The Mercer Note 5 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the Mercer Note 5, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At September 30, 2024, principal and accrued interest in the amount of $25,000 and $164, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $50,000 and $3,117, respectively, were due on this note.

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

At September 30, 2024, principal and accrued interest in the amount of $50,000 and $1,248, respectively, were due on this note.

AJB 2024 Note 3

On July 19, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to AJB, (the “AJB Note 3”) with a due date of July 19, 2025. The AJB Note 3 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the AJB Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At September 30, 2024, principal and accrued interest in the amount of $50,000 and $500, respectively, were due on this note.

AJB 2024 Note 4

On September 6, 2024, the Company issued a 10% Promissory Note in the principal amount of $50,000 to AJB, (the “AJB Note 4”) with a due date of September 6, 2025. The AJB Note 3 bears interest at the rate of 10% per annum which will accrue monthly. Following an event of default as defined in the AJB Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 12%.

At September 30, 2024, principal and accrued interest in the amount of $50,000 and $164, respectively, were due on this note.

Aggregate interest expense on the above notes payable was $140,643 for the nine months ended September 30, 2024. Accrued interest on notes payable was $214,681 and $348,821 at September 30, 2024, and December 31, 2023, respectively.

Note 9: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of September 30, 2024, and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023
M Diamond Note	64,706	64,706
Dobbertin Note	19,412	19,412
Lindstrom Note	45,294	45,294
Mitchell Note	-	78,100
Leath Note	-	55,000
November 29, 2022, Notes	37,500	37,500
Notes Payable	166,912	300,012

Current Portion, net of discount	$166,912	$300,012
Long-term portion, net of discount	-	-

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

At December 31, 2023, principal and accrued interest in the amount of $64,706 and $14,682, respectively, were due on this note. At September 30, 2024, principal and accrued interest in the amount of $64,706 and $19,119, respectively, were due on this note. This note was in default at September 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $19,412 and $4,405, respectively, were due on this note. At September 30, 2024, principal and accrued interest in the amount of $19,412 and $6,790, respectively, were due on this note. This note was in default at September 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $45,294 and $10,277, respectively, were due on this note. At September 30, 2024, principal and accrued interest in the amount of $45,294 and $15,841, respectively, were due on this note. This note was in default at September 30, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $78,100 and $15,768, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 27,040 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

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

At December 31, 2023, principal and accrued interest in the amount of $55,000 and $10,757, respectively, were due on this note. During the nine months ended September 30, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 18,052 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

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

On September 29, 2023, three of the November 29 Lenders (1) Thomas Brodmerkel, (2) Lawrence Diamond, and (3) Faraz Naqvi converted their November 29 Notes into shares of the Company’s Series F Preferred Stock as follows: Each of the noteholders converted an equity investment incentive in the amount of $13,553 representing 65% of the total amount due under the November 29 Note , along with original principal of $18,750 and accrued interest of $2,101 (a total of $34,404) into 34 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentives, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share.

In each case at the time of the issuance of the Series F Preferred shares there were also certain notes, accrued fees, accrued salaries or other amounts included in the total renumeration before the conversion into the Series F Preferred shares.

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

At December 31, 2023, there was principal and interest in the aggregate amount of $37,500 and $5,903, respectively, due on the two November 29 Notes that are still outstanding. At September 30, 2024, there was principal and interest in the aggregate amount of $37,500 and $8,731, respectively, due on the two November 29 Notes that are still outstanding.

Aggregate interest expense as described on the above notes payable – related parties was $31,639 for the nine months ended September 30, 2024. Accrued interest on notes payable – related parties were $50,481 and $61,792 at September 30, 2024, and December 31, 2023, respectively.

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

Derivative liability activity for the nine months ended September 30, 2024, is summarized in the table below:

December 31, 2023	$152,945
True-up features issued	-
Settled upon conversion or exercise	-
Loss on revaluation	-
September 30, 2024	$152,945

The Company uses a Monte Carlo model to value certain features of its notes payable that create derivative liabilities. The following tables summarize the assumptions for the valuations:

	September 30,	December 31,
	2024	2023
Volatility	475.7%	475.7%
Stock Price	$0.0250	$0.0250
Risk-free interest rates	5.21%	5.21%
Term (years)	0.39	0.39

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

Note 11: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 8,508,756 were issued and outstanding at September 30, 2024.

During the nine months ended September 30, 2024, the Company issued 116,198 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was $.80, and not the lower price that is called for in the certificate of designation.

During the nine months ended September 30, 2024, the Company issued 300,000 shares of common stock in aggregate to its advisory board consisting of four (4) individuals, with 75,000 shares issued to each. The Company recorded a compensation expense of $102,500 based on the closing stock price on the date of issuance.

During the nine months ended September 30, 2024, the Company issued 300,000 shares of common stock in aggregate to its board of directors consisting of three (3) individuals, with 100,000 shares issued to each. The Company recorded a compensation expense of $75,000 based on the closing stock price on the date of issuance.

During the nine months ended September 30, 2024, the Company issued 231,886 shares of common stock for the settlement of outstanding payables with unrelated third parties. The Company valued the shares based on the closing stock price on the date of issuance and recorded a gain on settlement of $933,970.

During the nine months ended September 30, 2024, the Company issued 145,493 shares of common stock for the settlement of outstanding notes payables and accrued interest with unrelated third parties. The Company valued the shares based on the closing stock price on the date of issuance and recorded a gain on settlement of $453,079.

During the nine months ended September 30, 2024, the Company issued 45,092 shares of common stock for the settlement of outstanding notes payables and accrued interest with related parties. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

During the nine months ended September 30, 2024, the Company issued 1,602,130 shares of common stock for the conversion of Series D, Series F, and Series X preferred shares along with associated accrued dividends. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

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

Series A Preferred Stock

The Series A Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share and accrued dividends at the rate of 12% on $25.00 per share. The Company had no shares of Series A Preferred Stock outstanding at September 30, 2024.

Series C Preferred Stock

The Series C Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series C ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C preferred Stock held by such holder. The Company had no shares of Series C Preferred Stock outstanding at September 30, 2024.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had 150,000 shares of Series D Preferred Stock outstanding at September 30, 2024.

During the nine months ended September 30, 2024, a holder of 100,000 shares of Series D preferred shares along with $18,175 of accrued dividends agreed to convert the shares into 30,802 common shares at a conversion rate of $4 per common share. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

The Company accrued dividends in the amount of $11,738 on the Series D Preferred Stock for the nine months ended September 30, 2024. As of September 30, 2024, the Company had $27,362 in accrued dividends on the Series D Preferred Stock.

Series E Preferred Stock

On November 7, 2022, the Company filed a Certificate of Designations, Preferences and Rights of Series E Convertible Perpetual Preferred Stock (the “Series E”) with the Delaware Secretary of State. The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are no shares of Series E Preferred Stock outstanding at September 30, 2024. No shares of Series E Preferred Stock have ever been issued.

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

There are 14,665 shares of Series F Preferred Stock outstanding at September 30, 2024.

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

During the nine months ended September 30, 2024, holders of 5,392 shares of Series F preferred shares along with $630,502 of accrued dividends agreed to convert the shares into 1,515,065 common shares at a conversion rate of $4 per common share. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

The Company accrued dividends in the amount of $941,713 on the Series F Preferred Stock for the nine months ended September 30, 2024. As of September 30, 2024, the Company had $1,668,458 in accrued dividends on the Series F Preferred Stock.

Series X Preferred Stock

The Company has 24,587 and 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of September 30, 2024 and December 31, 2023. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in July 2023 the Company elected to use a price per share of $.80, a 20% discount to the average price of its common stock of $1.00, before the trading of its common stock was moved to the OTC Expert Market system. This policy has continued through September 30, 2024. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

During the nine months ended September 30, 2024, the Company issued 7,200 shares of Series X Preferred Stock to the officers and directors of the compensation in lieu of services in the amount of $180,000 in aggregate, or $60,000 for each of the three (3) directors.

During the nine months ended September 30, 2024, the Company issued 116,198 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the second quarter of 2024 using the $.80 price per share as noted above.

During the nine months ended September 30, 2024, holders of 6,840 shares of Series X preferred shares agreed to convert the shares into 56,263 common shares at a conversion rate of $4 per common share. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

The Company accrued dividends in the amount of $58,926 on the Series X Preferred Stock for the nine months ended September 30, 2024. As of September 30, 2024, the Company had $0 in accrued dividends on the Series X Preferred Stock.

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

A copy of the Form S-8 which references the Plan can be found at: https://www.sec.gov/Archives/edgar/data/802257/000118518521000098/ex_221520.htm

The following table summarizes the options outstanding at September 30, 2024, and the related prices for the options to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.50	13,667	5.54	$1.50	13,667	$1.50
	13,667	5.54	$1.50	13,667	$1.50

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2023	100,934	$10.01
Granted	-	-
Cancelled/Expired	(87,267)	$11.38
Exercised	-	-
Outstanding at September 30, 2024	13,667	$1.50
Options vested and exercisable	13,667	$1.50

At September 30, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $0. At September 30, 2024, there was no intrinsic value on the issued or vested options.

Warrants

The Company has announced that it intends to cancel all outstanding warrants, and certain language to complete this has been added to all documents related to the conversion of outstanding debts, notes, accounts payable and other senior securities. The following table summarizes the warrants outstanding on September 30, 2024, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$2.50	874	3.56	$2.5	874	$2.5
25.00	184,916	1.86	25.00	283,616	25.00
37.50	189,500	1.83	37.50	288,200	37.50
	375,290	1.85	$31.26	572,690	$31.26

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)

Outstanding at December 31, 2023	673,208	$30.64
Granted	-	$-
Cancelled	(100,518)	$(27.16)
Exercised	-	$-
Outstanding at September 30, 2024	572,690	$31.26

At September 30, 2024, there was no intrinsic value on the issued or vested options.

Note 12: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at September 30, 2024, and December 31, 2023.

	September 30, 2024
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $63.9 million and $14.1 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the nine months ended September 30, 2024, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	2024

Expected tax at statutory rates	$359,000	21%
Permanent Differences	(3,000)	0%
State Income Tax, Net of Federal benefit	76,000	2%
Other	36,000	4%
Current Year Change in Valuation Allowance	(468,000)	(27)%
Prior Year True-Ups	-	0%
Income tax expense	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2024 and December 31, 2023 significant components of the Company’s deferred tax assets are as follows:

	As of
	September 30, 2024	December 31, 2023
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$141,000
ASC842-ROU Asset	-	-
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(16,000)	(16,000)
Waiver and commitment fee shares	-	-
Stock based compensation	(244,000)	(171,000)
Depreciation	3,000	3,000
Net operating loss	13,133,000	13,529,000
Net deferred tax assets (liabilities)	13,839,000	14,308,000
Valuation allowance	(13,839,000)	(14,308,000)
Net deferred tax assets (liabilities)	$-	$-

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

Note 15: Subsequent Events

Additional conversion of debt and senior securities

During the Q4 period of FY2024 the Company continued its restructuring efforts and has now completed the conversion of an additional $1,211,009 of its debts, notes and accounts payable into common stock at a price per share of $4.00 subsequent to September 30, 2024. These conversions resulted in the issuance of 260,095 shares of restricted common stock as of November 13, 2024. It is also in the process of eliminating its Series D and Series F Preferred shares held by certain of its accredited institutional investors through an exchange into a newly created Series A Amortizing Convertible Preferred stock. It expects to continue this effort through the remainder of the Q4 period of FY2024. Further details about the restructuring can be found in its Form 8k filing of October 24, 2024 at : https://www.sec.gov/ix?doc=/Archives/edgar/data/0000802257/000118518524001041/mitesco20241024_8k.htm .

Director Compensation

On November 13, 2024 the Board of Directors approved the issuance of 150,000 shares of restricted stock to each of the Directors for services provided through December 31, 2024, 450,000 shares in aggregate. Each of the two (2) disinterested Directors approved the issuances for the benefit of the other Director. The price per share at the time of the issuance was $.34 per share, and as such the charge to earnings for the issuance was $51,000 for each Director, or $153,000 in aggregate. This charge will be reflected in the Q4 period of FY2024.

Advisory Board Compensation

The Company appointed two (2) new members to its Advisory Board in October 2024. Each of the new members of the Advisory Board has been issued 75,000 shares of restricted common stock in consideration of their contributions for a 12-month term for an aggregate total shares of common stock of 150,000. The closing price per share at the time of the issuances was $0.55, resulting in a charge of $82,500, in aggregate This charge will be reflected in the Q4 period of FY2024.

Series X Preferred Stock Dividend Issuance

The Company issued 4,417 shares of restricted common stock in consideration of dividend payments for October 2024. The closing price per share as of the 15th of October, the prescribed date for the payment of Series X Preferred stock dividends was $.57 per share. Each of the Directors holds a certain number of Series X Preferred shares as noted below. Further, as of November 16, 2024 it has issued a total of 7,463 shares of restricted common stock in consideration of the payment of the Series X dividends for the November 2024 period based on a closing price of $.55 on November 15, 2024.

Change in voting control

Subsequent to September 30, 2024, two additional holders of the Company’s Series X Preferred stock have opted to exchange 4,884 shares for 30,525 shares common stock in the restructuring note above. As a result, the number of Series X Preferred stockholders has been reduced to four (4), as shown in the table below. The shares were exchanged based on the face value of $25 per share, and the price per share for the common stock issued in the exchange was $4.00.

NAME	NUMBER OF SERIES X PREFERRED SHARES	VOTES AT 400 EACH	ADD COMMON SHARES OWNED	TOTAL VOTING	% OF TOTAL SHARE VOTES
MACK LEATH	2,400	960,000	275,873	1,235,873	7.16%
JORDAN BALENCIC	2,400	960,000	256,534	1,216,534	7.05%
JOHN MITCHELL	2,400	960,000	297,913	1,257,913	7.29%
ANGLO IRISH MANAGEMENT LLC	12,503	5,001,200	157,795	5,158,995	29.88%
Total	19,703	7,881,200		7,881,200	45.65%

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

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. The second focus involves hosting application software developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach, we gain the business of the vendor, and their clients, perhaps allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our data centers. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “infrastructure” market doing design, engineering, construction and maintenance of significant assets. We desire to create “life cycle” relationships with both the design teams, and owners which may include private owners such as manufacturers and utilities, or publicly owned assets for municipalities, states or federal governments, domestically and internationally.

We have retained proven professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally. The Vero Technology Ventures arm is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. The new ‘Robo’ application utilizes A.I. to promote more efficient sales and marketing within certain markets, and with highly targeted market research.

Advisory Board Expansion

The current board comprises individuals with specific expertise to assist Mitesco in finding and evaluating qualified companies and businesses for integration into the public holding company. The Advisory Board is a non-executive board, and its participants shall not be subject to any of the regulations under Section 16 of the Securities Act. Each member of the Advisory Board has been issued 75,000 shares of restricted common stock in consideration of their contributions for a 12-month term.

The latest appointments to the Advisory Board are executives whose careers have focused on data center business development and data center systems software, as noted here:

Gabriel Crawford has over 20 years’ experience in data center development from site selection, design/ build/ engineering services, and, most recently, hyperscale and AI co-location leasing.

Most recently, Mr. Crawford was at Dallas-based Center Square DC, which specializes in delivering a comprehensive suite of colocation and data center services with more than 50 data centers owned and operated. Prior to that engagement, he was with Chirisa Investments creating long-term value for customers in digital infrastructure, communications and real estate. While at Digital Fortress, a privately-held data center co-location company based in Seattle, Washington, he managed more than 1,500 clients who entrusted their applications and servers to their mission-critical facilities and network with data centers in Seattle, WA, Tukwila, WA, Lynwood, WA, Denver, CO and Chicago, IL. Earlier in his career, Mr. Crawford held positions at both early stage and mature data center operators, in addition to offering consulting services. His educational background includes a bachelor’s degree from the University of Maine. He is based in Vero Beach, Florida.

Jim Clifton is a senior sales and marketing executive focused on systems software, data analytics and innovative implementation to improve productivity across corporations and workforces worldwide.

Most recently, Mr. Clifton drove sales at Alteryx, an intuitive, code-free platform for data preparation, blending, analytics, and automation. Prior to that he was with VMware, developing both cloud and on-prem business to expand the utilization of systems across disparate users. While at Cumberland Group he headed a practice aimed at IoT productivity using real-time dashboards and other online tools. At Star Mobile he focused on mobile application implementation of corporate cloud-based applications. Other professional sales and management positions included Citrix, Symantec and Verisign, where he oversaw implementation of new technologies for key corporate clients. Jim’s education includes a bachelor’s degree from the University of Georgia and a master’s degree from Mercer University. He is based in St. Simons, Georgia

Results of Operations

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

Comparison of the Three Months Ended September 30, 2024, and 2023.

Revenues

We had revenues of $23,500 for the three months ended September 30, 2024, compared to $0 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2024, were $239,742. For the comparable period in 2023, the operating expenses were $41,876. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries.

Other Income and Expenses

Interest expense was $50,979 for the three months ended September 30, 2024, compared to $69,776 for the three months ended September 30, 2023. The decrease was a result of reduced debt balances in the current period.

Interest expense – related parties was $10,587 for the three months ended September 30, 2024, compared to $34,820 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the three months ended September 30, 2023, we recorded equity investment incentives of approximately $1.2 million. There were no comparable transactions in the current period.

During the three months ended September 30, 2024, we recorded a gain on settlement of debt of $693,768 compared to $25,000 for the three months ended September 30, 2023.

During the three months ended September 30, 2024, we recorded a gain on settlement of accounts payable of $1,024,583 compared to $159,524 for the three months ended September 30, 2023.

During the three months ended September 30, 2023, we recorded a loss on revaluation of derivative liabilities of $14,725. There were no comparable transactions in the current period.

For the three months ended September 30, 2024, we had a net loss available to common shareholders from discontinued operations of $0, compared to a net loss available to common shareholders from discontinued operations of $376,352 for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024, and 2023.

Revenues

We had revenues of $29,500 for the nine months ended September 30, 2024, compared to $0 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2024, were $721,095. For the comparable period in 2023, the operating expenses were $2,362,056. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Other Income and Expenses

Interest expense was $159,206 for the nine months ended September 30, 2024, compared to 1,575,278 for the nine months ended September 30, 2023. The decrease was a result of reduced debt balances in the current period.

Interest expense – related parties was $26,133 for the nine months ended September 30, 2024, compared to $108,343 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the nine months ended September 30, 2024, we recorded a gain on termination of operating lease of $869,690. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2023, we recorded equity investment incentives of approximately $7.6 million. There were no comparable transactions in the current period.

During the nine months ended September 30, 2024, we recorded a gain on settlement of debt of $693,768 compared to $25,000 for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, we recorded a gain on sales of assets of $20,097. There were no comparable transactions in the current period.

During the nine months ended September 30, 2024, we recorded a gain on settlement of accounts payable of $1,024,583 compared to $33,092 for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, we recorded a loss on settlement of true-up obligation of $119,370. There were no comparable transactions in the current period.

During the nine months ended September 30, 2023, we recorded a loss on legal settlement of $18,759. There were no comparable transactions in the current period.

During the nine months ended September 30, 2023, we recorded a loss on revaluation of derivative liabilities of $85,765. There were no comparable transactions in the current period.

For the nine months ended September 30, 2024, we had a net loss available to common shareholders from discontinued operations of $0, compared to a net loss available to common shareholders from discontinued operations of $3,075,155.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of November 21, 2024, we had cash of approximately $114,000 compared to cash of approximately $32,000 as of September 30, 2024. Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $399,775 for the nine months ended September 30, 2024. This is the result of the winding down of the Company’s clinic operations. Cash used in operations for the nine months ended September 30, 2023, was $845,947, of which $428,688 was related to cash used in operating activities from discontinued operations.

The Company had no investing activities for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company received cash of $102,967 related to the sale of fixed assets used in discontinued operations.

Net cash provided by financing activities for the nine months ended September 30, 2024, was $428,759, compared to $733,664 for the nine months ended September 30, 2023. Cash provided by financing activities was the result of cash proceeds from notes payable of $449,000, offset by the repayment of principal on the SBA loan in the amount of $20,241.

At September 30, 2024, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $5.7 million; notes payable of $1.0 million; notes payable to related parties of $0.2 million; SBA Loan Payable of $0.4 million; legal settlements of $2.5 million; accrued interest payable of $0.4 million; accrued interest payable to related parties of $0.01 million; and other current liabilities of $0.1 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.2 million, preferred stock dividends of $1.7 million, and preferred stock dividends payable to related parties of $0.2 million.

We have agreements from three (3) of our institutional investors to provide interim funding so that the Company may stay current with its accounting and reporting requirements under the Securities Act of 1934, settle obligations from the prior healthcare clinic operations and find a new business area to engage within. Through September 30, 2024, the total amount loaned under 12-month, 10% interest simple notes are $449,000, with roughly $250,000 attributable to accounting and compliance, $50,000 generally related to settlements and legal related, with the remaining for general expenses including T&E and communications.

In May 2024 we reached an agreement with the holders of our Series F Preferred shares to wave all interest payments permanently beginning May 15, 2024. This creates a reduction in accrued interest of over $200,000 per month. Similar adjustments with other holders of debt and interest paying equity are expected.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2022, the Company was notified that a vendor filed a lawsuit related to a contract dispute naming both The Good Clinic and The CEO of the Good Clinic. This suit was settled on May 5, 2023, and dismissed with prejudice on May 12, 2023. The settlement included the issuance of the Company’s restricted common stock. As a part of the settlement the Company issued 2,552 shares of its restricted common stock to the plaintiff and issued to the CEO of The Good Clinic 19,622 of its restricted common stock, plus $3,000 in cash for reimbursement of expenses related to settling the suit with the vendor.

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

St. Paul Clinic a.k.a. The Grove

On August 31, 2021, we entered into an agreement to open a clinic in St. Paul, Minnesota, which began operations in the fourth quarter of 2021. The initial lease term is 114 months. Fixed rent payments under the initial term are approximately $1,153,000. A stipulation for Judgment was filed on December 21, 2023, in the amount of $415,266. The stipulated judgment includes $178,542 in unpaid back rent, $172,124 in resolution of mechanics’ liens, and $64,600 in attorneys’ fees. The final entry of judgment by the Court was entered against the Company on January 19, 2024, and the Company has released the property back to the leaseholder.

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

Eden Prairie Clinic a.k.a. TP Elevate

On June 8, 2021, we entered into an agreement to open a clinic in Eden Prairie, Minnesota, which began operation in the third quarter of 2021. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $620,000. The Company has surrendered possession of the property and is currently in negotiations with the amounts owed and is in the process of settling the remaining amounts owed.

Maple Grove Clinic a.k.a. Arbor Lakes

On October 8, 2021, we entered into an agreement to open a clinic in Maple Grove, Minnesota which began operation in the fourth quarter of 2021. The initial lease term is 108 months. Fixed rent payments under the initial term are approximately $1,153,127. On October 22, 2022, the Company entered into a settlement agreement with the leaseholder for $219,576 and the Company released the property back to the leaseholder.

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

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder.

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

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

ITEM 2. SALE OF UNREGISTERED SECURITIES

Common Stock

On September 19, 2024, the Company issued a total of 25,573 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock during the third quarter of 2024 using the $.80 price per share as noted above.

During the three months ended September 30, 2024, the Company issued 300,000 shares of common stock to its board of directors. The Company recorded a compensation expense of $72,000 based on the closing stock price on the date of issuance.

During the three months ended September 30, 2024, the Company issued 200,000 shares of common stock to consultants. The Company recorded a compensation expense of $29,250 based on the closing stock price on the date of issuance.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: November 25, 2024	By:	/s/ Mack Leath
Mack Leath Chief Executive Officer, Chief Financial Officer and Principal Financial Officer