Form 10-K
period 2024-12-31
Mitesco, Inc.
filed 2025-03-31
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $696,130. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of March 31, 2025, the registrant had outstanding 9,774,332 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

MITESCO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

As used in this Annual Report on Form 10-K (this “Annual Report”), unless indicated or the context requires otherwise, the terms the “Company”, “Mitesco” or “MITI” refer to Mitesco, Inc., and its subsidiaries.

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

Special Notice Regarding the Worldwide Covid-19 Crisis

During the fiscal year ended December 31, 2024, there were many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption. The COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, customer store traffic, our people, and the market generally. During the year ended December 31, 2024, we made the determination that COVID-19 possessed no continued serious risk to our employees and our business, and we returned to operating under pre-COVID-19 protocols.

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to invest in our Company. The following is a summary of our key risks. A more detailed description of each of the risks can be found below in section entitled “Risk Factors”.

Risks Related to our Business

●	We are in the initial stages of our present business plan and have a limited historical performance for you to base an investment decision upon, and we may never become profitable.

●	Disruption or breach of our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners, or the underlying infrastructure of the Internet, and unauthorized access to obtain customer’s data, our data or our IT systems, could lead to curtailment of our customers who may stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.

●	The success of our business is dependent on subscription and renewal of our services by customers.

●	We may be unable to attract and retain sufficient numbers of qualified personnel.

●	We may become involved in legal proceedings.

●	We may not manage our strategy effectively. Rapid technological change in our industry present us with significant risks and challenges.

●	We are in an intensely competitive industry and there is no assurance we will be able to compete with our competitors who have greater resources than us.

Risks Related to our Financial Condition

●	There is substantial doubt about our ability to continue as a going concern.

●	If we are unable to generate significant revenue, we may need to raise additional capital which may not be available to us on acceptable terms or at all.

●	We may incur additional debt in the future which may contain restrictive covenants.

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	The issuance of additional shares of our Common Stock, or securities convertible into shares of our Common Stock, may dilute the percentage ownership of our existing stockholders and may make it more difficult to raise additional capital.

●	Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturns

●	Settlements with various leaseholders and vendors have created obligations that may hinder our ability to finance future operations

Risks Related to Government Regulation

●	Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic regulations may limit the use and adoption of our services and adversely affect our business.

●	Industry-specific regulations and other requirements and standards are evolving, and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

●	If the statutes and regulations in our industry change, we could be negatively impacted.

Risks Related to Acquisitions

●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

●	We may be unable to implement our strategy of acquiring companies.

●	Future acquisitions may result in potentially dilutive issuances of equity securities, incurrence of additional indebtedness and increased amortization expenses.

●	We face risks arising from acquisitions that we may pursue in the future.

Risks Related to our Management

●	Our success is dependent, in part, on the performance and continued service of certain of our officers and directors.

Related to Ownership of our Common Stock

●	Shares eligible for future sale may have adverse effects on our share price.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

●	Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

●	Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

●	We do not intend to pay any cash dividends on our Common Stock in the near future therefore investors will not be able to receive a return on their shares unless they sell the shares at a higher price than their purchase price.

●	Our Common Stock is often thinly traded and may prevent you from selling at or near asking prices, if at all.

Risks Related to Cybersecurity

●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or are perceived to have been compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

●	We face the risk of unauthorized access to or breaches of our information systems.

●	Operations and Finances may be impacted by a cybersecurity breach of our information system.

●	We face challenges in detection and response of cybersecurity breaches.

Additional Information

Our principal executive office is located at 505 Beachland Blvd., Suite 1-377, Vero Beach, Florida 32963. Our telephone number is (844) 383-8689. The SEC maintains an internet site on www.sec.gov where reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are available. We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports with the SEC on the above-mentioned site. Our website is www.mitescoinc.com. The information contained therein or connected thereto is not intended to be incorporated into this filing.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our financial statements with other public companies difficult or impossible.

PART I

ITEM 1. BUSINESS

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we shut down our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. In October 2023, the Company changed its domicile from Delaware to Nevada in order to effect reduced costs.

From 2020 through 2022, our operations were focused on establishing medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and had six operating clinics during the year ended December 31, 2022, with two additional sites under contract. In the fourth quarter of fiscal 2022, we made the strategic decision to close the entire clinic operation and release our staff due to a lack of profitability. The majority of the holders of Series D and F Preferred stock, notes payable and accounts payable discussed herein, were investors, lenders and vendors to the Company during the operation of the clinic business and have now received either restricted common stock, or the Series A Preferred shares in consideration of the cancelation of, or in exchange for, the previous obligations. The financial results and obligations are now accounted for as “discontinued operations”. For details see “Debt Restructuring” herein.

Current Business Operations

We are a holding company seeking to provide products, services and technology.

In June 2024 we announced the formation of two (2) new wholly owned business units, Centcore, LLC (“Centcore”) that is providing data center services including cloud computing and application hosting, and Vero Technology Ventures, LLC (“VTV”), whose aim is to seek investment and acquisition opportunities, generally in the areas of cloud computing and data center related applications.

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment.

The second focus involves hosting application software developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach, we gain the business of the vendor, and their clients, perhaps allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our data centers. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “infrastructure” market doing design, engineering, construction and maintenance of significant assets. We desire to create “life cycle” relationships as the design, construction and operational life of these systems includes document management and performance modeling over years, often from 5 to 20 years.

We have retained proven professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally. We have also formed an “Advisory Board” where individuals with experience in business areas where we have interest have agreed to assist us, receiving a nominal issuance of restricted common stock, in consideration of their advice.

VTV is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate. There are several other projects in evaluation, generally aimed at software that would operate on a cloud computing platform such as that which the Company has in its Centcore Data Center. The VTV arm is actively reviewing potential early-stage cloud computing solution vendors and is developing its own A.I. based application set. It is currently in development of a new sales automation tool set deemed the ‘Robo Agent’ application. This software is intended to utilize A.I. to promote more efficient sales and marketing within certain direct to consumer (D2C) markets, and with highly targeted market research. It expected early versions of this software to be available for evaluation in mid FY2025.

There are several other projects in evaluation, generally aimed at software that would operate on a cloud computing platform such as that which the Company has in its Centcore Data Center. These may include joint venture or acquisition-oriented transactions, as well as internally developed software.

Advisory Board

The Board of Directors has authorized the creation of a new Advisory Board whose participants shall include subject matter experts in certain business areas under consideration by the Company. These positions are “non-executive” and as such are not governed by Section 16 of the Securities Act. The compensation for the participants shall be $60,000 per year, paid through the issuance of restricted common stock. The per share valuation to be used shall be determined by the Board of Directors based on the market of the Company’s common stock at the time of the appointment. For all appointments in FY2024 the valuation used was $.80 per share, resulting in the issuance of 75,000 shares of restricted common stock to each participant. The members of the advisory board do not have the authority to vote on matters brought to the board of directors and may only attend a meeting of the board of directors if they are invited. Also, the members of the advisory board are not bound by fiduciary duties and are not entitled to indemnification.

Competition

We are in the early stage of developing our data center business, and while we believe there is a very large, and growing market for our offerings, there are also many competitors with significant experience and client base, of varying size. We believe our technology and services approach will be able to compete with other technology and services providers. We face competition primarily from:

●	In-house IT departments of our customers and potential customers provide services for their respective organizations but typically need help scaling large technology environments and maximizing the value from their cloud investments, especially when speed, cost and innovation are key constraints.

●	Traditional global IT systems integrators, such as Accenture, Atos, Capgemini, Cognizant, Deloitte, DXC Technology and IBM, offer consulting and outsourcing, in a labor-intensive model, for large enterprise customers. Many of these businesses largely support legacy technologies and, where cloud capabilities exist, legacy revenue streams disincentivize these companies from fully embracing cloud technologies.

●	Cloud service providers and digital systems integrators provide either consultation and implementation services for digital workflows or cloud services for a single cloud vendor. The solutions offered by these companies are often narrow in scope and are not well-suited for companies with complex hybrid, multi-cloud objectives.

●	Regional and national managed services providers use a local go-to-market approach, and provide cloud services such as AWS, Microsoft Azure and Google Cloud Platform (GCP).

●	Colocation providers, such as Equinix, CyrusOne and QTS, provide secure environments for hardware and access to network connectivity. We believe that these companies provide limited services differentiation, and their customers do not benefit from the economics of cloud-based technologies.

We believe the principal competitive factors in our market include, but are not limited to:

●	Focus on the cloud

●	Technology and services expertise

●	Customer experience

●	Speed of innovation

●	Strength of relationships with technology partners

●	Automation and scalability

●	Standardized operational processes

●	Geographic reach

●	Brand recognition and reputation

●	Price

We aspire to compare favorably on the basis of the factors listed above. However, many of our competitors have: substantially greater financial, technical and marketing resources; relationships with large vendor partners; larger global presence; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships.

We cannot be assured that we will be able to compete in any of the markets in which we intend to operate. This could cause you to lose your investment.

Our Competitive Strengths

We believe the following strengths and market dynamics provide us with a competitive advantage. As additional capital is available to the Company, we will pursue the acquisition of existing healthcare services and technology business, and we may consider opening new clinics using our revised and less capital-intensive approach going forward:

●	Experienced team - with a proven track record of growing businesses both organically and through acquisition.

●	Public company experience – solid knowledge of the equity markets and participants in the financing of public companies.

●	Compliance experience – extensive securities law experience and in SEC reporting.

●	Knowledge of audit and accounting requirements – any acquisition into a publicly held company must be able to be fully audited according to PCOAB standards.

●	We have an Advisory Board which includes participants with significant experience and who are compensated through the issuance of restricted stock so as to align their interests with those of the shareholders.

Management/Human Capital

As of the date of this Annual Report, we have no full-time employees, rather our needs are being met from the efforts of our directors and a number of individuals under consulting or advisory agreements including accounting, SEC reporting, legal, sales, systems operation and software development.

We do not now, or expect in the near term, to provide any benefits to our employees, advisors or consultants. We have historically provided incentive stock options and other equity incentives to officers, directors and key employees to provide ownership and alignment of interests with our shareholders, however in January 2024, the Board of Directors terminated the Mitesco Omnibus Securities and Incentive Plan so currently it has no active stock incentive plans. During FY2024 the Company compensated members of its Board of Directors and its Advisory Board with restricted stock issuances and expects to continue that practice going forward based on performance.

We believe that the Company’s management team will remain relatively small in the near term and should consist of a team with experience in 1) public company accounting and finance, 2) software and systems, 3) brand marketing, and 4) public equities financing.

As of December 31, 2024, none of our employees were represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Government Regulation

We are subject to a wide range of laws, regulations, and legal requirements in the U.S., including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, data storage and protection, cybersecurity, and as the role of regulation evolves, AI. For information about governmental regulations applicable to our business, refer to Risk Factors included elsewhere in this filing.

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

Recent Developments

FY2024 Debt Restructuring

From FY2021 until late FY2022 the Company invested in an operating subsidiary, The Good Clinic, which was developing a series of primary care healthcare facilities. In late FY2022, as a result of a lack of adequate revenues and limited funding, it ceased operations. As of June 30, 2024, the Company had over $30 million in senior securities, notes and accounts payable related to that discontinued operation. In order to clear those obligations management began a restructuring which involved negotiations to reduce the overall debt, converting the obligations of certain accredited institutional investors into a newly created Series A Amortizing Preferred stock (“Series A Preferred”), and others into restricted common stock using a price per share of $4.00.

As of the date of this filing it has converted over $25 million of its obligations, representing over $20 million of its senior securities, and over $2 million of notes and accounts payable, into 2,712,302 of restricted Common Stock, and 538,879 shares of Series A Preferred stock. The Series A Preferred stock is held by six (6) accredited institutional investors, while over 40 holders of obligations of the Company elected to receive common stock using the $4 per share valuation.

Additionally, effective December 31, 2024, the Company has entered into Obligation Exchange Agreements pursuant to which it has converted $580,132, including $32,132 of principal and interest, of its 2024 Bridge Notes into Series A Preferred shares, which resulted in the issuance of 23,206 shares of Series A Preferred shares to three (3) of its institutional investors. This extinguishes $580,132 of its short-term debt. As of the date of this filing all FY2024 bridge notes have been extinguished.

As part of the restructuring, the Company agreed to register shares of Common Stock issued and to be issued to Series A Preferred Stockholders.

Discontinued Operations and the 2023 Clinic Related Debt Exchange Agreement

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

On December 8, 2023, Mr. Howe also exchanged (i) 500,000 shares of Series D Preferred Stock with a stated value of approximately $0.5 million and accrued dividends of approximately $67,000, and (ii) approximately $25,000 (investment incentive of 65% applied only to the accrued salary portion of $38,000), for 655 shares of the Company’s Series F Preferred Stock with a liquidation value of approximately $0.6 million. Other than the conversion of incentive of approximately $25,000, there was no gain or loss recorded on this transaction.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes-Oxley Act

Except for the limitations excluded by the JOBS Act discussed under the preceding heading “Smaller Reporting Company,” we are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insiders from trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. In addition, we will be required to comply with the requirements of the

Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Some statements in this Form 10K, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to our Business

We are in the initial stages of our present business plan and have a limited historical performance for you to base an investment decision upon, and we may never become profitable.

We have a new business plan and no operating history upon which an evaluation of our prospects and future performance can be made. Our planned operations are subject to all business risks associated with new companies. The likelihood of our success must be considered considering the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment of a new business, operation in a competitive industry. There is a possibility that we could sustain losses for a long time or may never operate profitably. If we are not successful in implementing our strategy as anticipated, continue to incur losses, and fail to raise additional capital, we may need to consider alternative options and in an extreme scenario, shut down operations.

The success of our business is dependent on subscription and renewal of our services by customers.

Our growth will be dependent upon successful onboarding of customers who subscribe to our data storage, data hosting, data center, and managed service offerings. This success is dependent on successful marketing strategy, network building and expansion, and advertising, all of which will incur capital expenditure. Moreover, if and when we onboard customers, customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, and in the normal course of business, some customers will elect not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and customer receptiveness to any price changes related to these additional features and services.

We may become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition.

From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings and claims, including for example, employment disputes and litigation; client disputes and litigation alleging solution and implementation defects, intellectual property infringement, violations of law and breaches of contract and warranties; and other third party disputes and litigation alleging intellectual property infringement, violations of law, and breaches of contracts and warranties.

Virtually all of our current outstanding obligations of approximately $2.7 million arise from settlement agreements with the property owners of the locations utilized for our clinic business, which was shuttered in Q4 of FY2022, or default judgments issued by state courts against the Company. While we believe that we have settled pending litigation, there can be continued, or renewed, claims from existing creditors, judgement holders or other holders of its historical obligations. Management continues to resolve its historical obligations through negotiation and use of its securities, though not all holders of its historical obligations appreciate the opportunity to own equity in the Company. Nonetheless, the Company may not be able to fund the payment of its historical obligations in the form of cash until it becomes cash-flow positive.

Legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Adverse outcomes may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business.

We are in an intensely competitive industry and there is no assurance we will be able to compete with our competitors who have greater resources than us.

Because we are a new business, our competitors may have greater name recognition, longer operating history and significantly greater resources than we do. Further, the data services industry is a highly competitive and established market with an abundance of domestic and international firms offering services similar to ours. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary services, technologies, or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer and patient requirements and may have the ability to initiate or withstand substantial price competition.

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

Risks Related to our Financial Condition

There is substantial doubt about our ability to continue as a going concern because of our limited operating history, history of losses and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a history of losses. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2024 and 2023, expressed substantial doubt about our ability to continue as a going concern, since we have had recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have generated only minimal revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We will need additional capital to implement and fund our operations.

The extent of our capital needs will depend on numerous factors, including (i) the availability and terms of any financing available to us;(ii) the success of our newly established business plan; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) regulations applicable to our operations. We cannot assure you that we will be able to obtain capital in the future to meet our needs. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences, and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Common Stock.

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

Our operating results and liquidity needs could be negatively affected by market fluctuations and the economic downturn.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, a resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

Settlements with various leaseholders and vendors have created obligations that may hinder our ability to finance future operations

As a result of obligations to leaseholders and construction-related vendors we now have settlement agreements and consent judgements in the total amount of approximately $2.7 million. These obligations bear interest at various rates according to the local law in addition to the face amounts owed. The existence of these obligations may inhibit our ability to attain further financing.

Risks Related to Government Regulation

Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic regulations may limit the use and adoption of our services and adversely affect our business.

Regulation related to the provision of services over the Internet is evolving, as federal and state governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data collection, processing, storage, hosting, transfer and use of data, generally. Data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various jurisdictions introduce similar proposals, we and our customers could be exposed to additional regulatory burdens.

In addition, various safe harbors have historically been provided to those who hosted content provided by others, such as safe harbors from monetary damages for copyright infringement arising from copyrighted content provided by customers and others and for defamation and other torts arising from information provided by customers and others. There is an increasing demand for repealing or limiting these safe harbors by either judicial decision or legislation, and we have active legal proceedings that have been impacted by the repeal or limiting of safe harbors that were previously available to us. Loss of these safe harbors may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct.

These laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally.

The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop or acquire in connection with changing events may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

Industry-specific regulations and other requirements and standards are evolving, and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

Our customers and potential customers could conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing, AI services and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. In the United States, a cybersecurity Executive Order released in May 2021 may heighten future compliance and incident reporting standards in order to obtain certain public sector contracts. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed

Further, in some cases, industry-specific, regionally specific or product-specific laws, regulations or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and to use nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes.

Further, countries are applying their data and consumer protection laws to AI, and particularly generative AI, and/or are considering legal frameworks on AI. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

Our executive officer, directors as well as certain other key shareholders are the owners of approximately 50% of the voting shares of the Company as of December 31, 2024 as a result of their ownership of our Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”), and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 400 votes for each share owned, one (1) vote for each common holder. As such, our board can determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

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

We currently intend to retain all our future earnings to finance the growth and development of our business, and therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We believe it is likely that our Board will continue to conclude that it is in our best interests to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On December 13, 2024, the reported closing price of our Common Stock was $0.40, while on March 21, 2025, the reported closing sales price was $.59. For comparison purposes during the last 52 weeks prior to December 13, 2024, our stock price had a low closing price of $.02 and a high closing price of $1.00. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, sales of substantial amounts of our Common Stock, or the perception that such sales might occur, could adversely affect the prevailing market prices of our Common Stock and Warrants and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price for our Common Stock may be influenced by many factors, including the ones discussed in this section titled “Risk Factors”.

Our Common Stock has often been thinly traded, so investors may be unable to sell at or near ask prices or at all if investors need to sell shares to raise money or otherwise desire to liquidate their shares.

To date, there have been many days on which limited trading of our Common Stock took place. We cannot predict the extent to which investors’ interests will lead to an active trading market for our Common Stock or whether the market price of our Common Stock will be volatile. If an active trading market does not develop, investors may have difficulty selling our Common Stock. We are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give investors any assurance that an active public trading market for our Common Stock will develop or be sustained. The market price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our Common Stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that may have such voting powers, full, enhanced or limited, or no voting powers, and such preferences and relative, participating, optional, or other special rights and such qualifications, limitations, or restrictions thereof as adopted by the Board, which may include enhanced dividend rights, rights of redemption, sinking funds to pay dividends, liquidation, and other rights that would be different than, and preferential to, the rights of the Common Stockholders, although our ability to designate and issue preferred stock is currently restricted by covenants in the Certificate of Designation for the Series A Amortizing Convertible Preferred Stock. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock. This could make it more difficult for shareholders to sell their Common Stock. This could also cause the market price of our Common Stock to drop significantly, even if our business is performing well.

Risks Related to Debt Restructuring

Redemption of all shares of Series A Preferred Stock into Common Stock may lead to severe dilution of our existing shares.

The Series A Preferred Shares are subject to redemption by the Company, either in the form of cash or Common Stock, beginning January 1, 2025, at a rate of 1/36 of the total outstanding Series A Preferred Shares, over the following three years. The Common Stock redemption shall be at a 10% discount to the average of the five lowest closing prices over a 30-trading day period. The last sale price of our Common Stock on March 21, 2025, in the OTC Market was $0.59. The total value of the Series A Preferred Stock is $13,323,459. If the Company redeems all of the shares of Series A Preferred Stock at a rate of $0.36 per share prior to their mandatory conversion into Common Stock (which occurs at a rate of $4.00 per share), the Company will have issued an aggregate of 33.3 million shares of Common Stock at the end of the three-year period, which could cause a dilution of over 70% to our existing shareholders.

Resales of our Common Stock in the public market by our stockholders as a result of this offering may cause the market price of our Common Stock to fall.

We are registering Common Stock issuable in connection with the Restructuring of obligations including all debts, notes, accounts payable, and certain of its previously issued preferred shares. Sales of large blocks of our Common Stock could depress the price of our Common Stock. The existence of these shares and shares of Common Stock that may be issuable upon conversion or exercise, as applicable, of outstanding shares of convertible preferred stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to the price of our Common Stock. The existence of an overhang, whether sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to convert or exercise such securities or sell a substantial number of shares of our Common Stock, such selling efforts may cause significant declines in the market price of our Common Stock. In addition, the shares of our Common Stock sold in the offering will be freely tradable without restriction or further registration under the Securities Act. As a result, a substantial number of shares of our Common Stock may be sold in the public market following this offering. If there are significantly more shares of Common Stock offered for sale than buyers are willing to purchase, then the market price of our Common Stock may decline to a market price at which buyers are willing to purchase the offered Common Stock and sellers remain willing to sell our Common Stock.

Investors who buy shares at different times will likely pay different prices.

Investors who purchase shares in this offering at different times will likely pay different prices and so may experience different levels of dilution and different outcomes in their investment results. Moreover, the Common Stock issued or issuable in connection with the Restructuring (as defined below) was at a significant premium to the then market price of the Common Stock and is derived, in substantial part, from a good faith estimate of the future value of Common Stock of the Company, which may never appreciate at our predicted levels, or worse, may plummet compared to the current stock price. If the Common Stock is sold to the investors in this offering at a similar premium, there is no guarantee that the value of our Common Stock will increase. The sale price may not accurately reflect the value of our Common Stock and may not be realized upon any subsequent disposition of the same.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, the COVID-19 pandemic poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We may expend significant resources or modify our business activities in an effort to protect against the compromise of our information technology systems and data. Further, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry standard or reasonable security measures to protect our information technology systems and data.

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

We face the risk of unauthorized access to or breaches of our information systems.

Cybersecurity threats are constantly evolving, making it challenging to predict, prevent, or mitigate all potential attacks. Advanced persistent threats, ransomware, and other sophisticated attacks could impair our ability to operate efficiently and securely. We face the risk of unauthorized access to or breaches of our information systems that could result in the misappropriation of sensitive information, including customer, employee, or proprietary data. These incidents could occur through malicious software, phishing attacks, or insider threats. While we have implemented comprehensive cybersecurity measures, including firewalls, encryption, and employee training, no system is completely secure. A successful attack could disrupt our operations, cause financial loss, damage our reputation, lead to regulatory penalties, and erode customer trust.

Operations and Finances may be impacted by a cybersecurity breach of our information system.

A cybersecurity breach could lead to significant financial losses, regulatory penalties, reputational harm, and operational disruptions. A significant cybersecurity event could result in the theft or destruction of our customer’s intellectual property, disruption of their operations, financial loss, severe reputational harm, and litigation expenses, which will adversely affect our financial condition. An attack could result in temporary or long-term shutdowns of critical systems, causing revenue losses and increased operating costs as we attempt to recover and restore normal operations. Cyber incidents may also result in diminished future cash flows, thereby requiring consideration of impairment of certain assets including goodwill, customer-related intangible assets, trademarks, patents, capitalized software or other long-lived assets associated with hardware or software, and inventory.

We face challenges in detection and response of cybersecurity breaches.

Despite our investments in cybersecurity measures, there is no assurance that our systems can effectively detect or respond to all cyber threats, particularly those targeting undisclosed or newly discovered vulnerabilities.

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

Cybersecurity Policies and Procedures

The Company does not have its own cybersecurity policy, but it contracts with CROs that handle all of its data and software. Our CRO’s data systems are 21 CFR 11 (Part 11) compliant, which means that they have implemented controls to ensure the reliability and integrity of electronic records and signatures. Our CRO also runs industry standard antivirus and antimalware software on their networks and has written procedures for cybersecurity management, incident response, backup and recovery, and employee training. We have reviewed the cybersecurity policies and procedures of our CRO and require them to report any cybersecurity breaches or incidents that may affect our data or systems.

All of the software that we use is Commercial Off the Shelf Software (COTS) and Microsoft, Dropbox, and Google cloud services. We do not develop, modify, or customize any software for our own use. We rely on the cybersecurity measures and practices of our software and cloud service providers and update our software and systems regularly to address any known vulnerabilities or issues. We also limit the access and use of our software and cloud services to authorized personnel and encourage them to use strong passwords and multifactor authentication. We do not store any sensitive or confidential data on our own devices or media but use password-protected cloud storage.

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

ITEM 2. PROPERTIES

The Company leases office space in Vero Beach, Florida for its headquarters operation at less than $100 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA			$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$52,195	$540,686	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$25,987	$451,337	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,266	1/22/2024	10%	$39,169	$454,775	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,576	10/3/2022	10%	$49,200	$268,200	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,000				$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$348,764	11/14/2023	12%	47,356	$396,120	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,447			$213,907	$2,666,675

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder. The owner of the property has filed before the same court, an action against the Company (Case No. 2022 CV 33173, Division: 409, Consolidated with 2022CV33653) seeking to modify the final settlement for an additional $900,000. We intend to vigorously defend the Company as our position is that there is no basis for this claim.

Administrative office

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term were approximately $244,000. We believe that there is no further obligation in this situation, but we do not have such documented in writing at this time.

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

The Agreement settled certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as then upcoming amounts that would become due between the date of the Agreement and April 1, 2022. The Agreement also settled incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12.50. As a result, 63,593 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022. Much of the amounts claimed by Gardner have been resolved by the settlements with the various leaseholders where Gardner had filed liens. During 2021 and through 2022 a total of $2,305,155 was paid by the Company directly to Gardner for their services. As of the date of this filing the Company is continuing an effort to negotiate a settlement of any remaining obligations to this vendor.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our Common Stock is quoted on the OTC Pink Market with the symbol “MITI.”

On March 21, 2024, the price of our Common Stock as reported on the OTC was $0.59 and we have approximately 2,000 holders of record of our Common Stock, and approximately 7,000 shareholders including smaller holders and those with restricted shares not currently in the market.

DESCRIPTION OF OUR CAPITAL STOCK

General

The total number of shares of all classes of shares which we have authority to issue is 600,000,000 of which 500,000,000 shares are designated as “Common Stock” with a par value of $0.01 per share, and 100,000,000 shares are designated as “preferred stock.”

As of December 31, 2024, we had 9,762,258 issued and outstanding shares of Common Stock, 563,077 shares of our Series A Preferred Stock issued or outstanding, 19,703 shares of our Series X Preferred Stock issued and outstanding and 25,000 shares of our Series D Preferred Stock issued.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our Common Stock. Under the Nevada law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Nevada statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Nevada statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. The Company does not intend to declare or pay any cash dividends on its Common Stock in the foreseeable future. The holders of our Common Stock are entitled to receive only such dividends (cash or otherwise) as may be declared by our Board of Directors.

Series A Preferred Stock

During FY2024 we authorized the creation of up to 3,000,000 shares of a new Series A Preferred stock which has no voting rights, and pays no dividends, but ranks superior to all other securities, except for the Series X Preferred stock which is pari parsu with the Series A Preferred stock with regard to any liquidation of assets. As of the date of this filing there are 566,085 shares of Series A Preferred stock issued and outstanding.

Series X Preferred Stock

On December 31, 2019, we issued 26,227 shares of our Series X Preferred stock in order to settle certain of the Company’s obligations. The Series X Preferred shares have a liquidation preference of $25.00 per share and will pay a 10% per year dividend based upon the liquidation value. The dividend may be paid in cash or in the issuance of restricted Common Stock. If the Company chooses to pay the dividend in restricted Common Stock the number of shares issued to fulfill the dividend payment shall be determined based on the stock price on the date of the 15th of the month, or the following trading day if it falls on a weekend. The Series X Preferred shares have 400 votes per share and votes with our Common Stock. As of the date of this filing, the outstanding Series X Preferred shares were 19,703. From July 2023 through September 2024, with consent of the holders, the Company used an $.80 share price in computing the number of shares to be issued to satisfy the dividend requirements, even though the actual market price was substantially lower. Starting in October 2024 the Company returned to a policy of using the actual market price in determining the number of shares to be issued in satisfaction of the dividends.

Series D Preferred Stock

Each share of Series D Preferred Stock accrues dividends on a quarterly basis in arrears, at the rate of 6% per annum of the Stated Value and to be paid within 15 days after the end of each of our fiscal quarters. The Series D Preferred Stock shares rank senior to all other preferred stock of the Company except in relation to the Company’s Series X Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. There is a single holder of the Series D Preferred shares at this time, with an accrued value of approximately $30,000.

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Shares

Common Stock Issuances in 2024

Restricted Common Stock Issuances

A)	During FY2024 the Company issued a total of 99,403 shares of restricted common stock for the payment of the Series X Preferred stock dividends to the nine (9) holders. Amounts noted include shares issued for five (5) holders who subsequently cancelled their Series X Preferred shares. The issuances were as follows:

a.	Holder Crone received a total of 5,625 shares. Crone exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

b.	Holder DeLuca received a total of 6,759 shares. DeLuca exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

c.	Holder Diamond, former CEO, received a total of 5,148 shares. Diamond exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

d.	Holder Riewold received a total of 2,813 shares. Riewold exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

e.	Holder Lightmas received a total of 7,594 shares. Lightmas exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

f.	Holder Mitchell, a member of the Board of Directors, received a total of 8,661 shares for dividend payments;

g.	Holder Balencic, a member of the Board of Directors, received a total of 8,661 shares for dividend payments;

h.	Holder Leath, a member of the Board of Directors, received a total of 8,661 shares for dividend payments;

i.	Holder Anglo Irish Management LLC received a total of 45,122 shares for dividend payments.

B)	During FY2024 the Company issued the following shares to the Directors in consideration for their contributions outside of their roles as a Director;

a.	For efforts through June 30, 2024, each of Leath, Balencic and Mitchell issued 100,000 shares of restricted stock each, a total of 300,000 shares in aggregate;

b.	For efforts from July through December 31, 2024, each of Leath, Balencic and Mitchell issued 150,000 shares of restricted stock each, a total of 450,000 shares in aggregate.

C)	The members of the Advisory Board each received 75,000 shares of restricted stock for their contribution over a 12-month period, a total of 525,000 shares, as follows:

a.	Advisor Wade received 75,000 shares; Advisor Plybon received 75,000 shares; Advisor McLoughlin received 75,000 shares; Advisor Simon received 75,000 shares; Advisor Crawford received 75,000 shares; Advisor Clifton received 75,000 shares; Advisor M. Valania received 75,000 shares;

D)	A consultant, B. Valania, who is handling sales and marketing for the Company’s Centcore subsidiary, received a total of 200,000 shares of restricted stock as consideration for his efforts;

E)	A. Lance, wife of the CEO Leath, received a total of 100,000 shares of restricted stock as a part of the consideration for her web site business acquired in FY2024;

F)	As a part of the FY2024 restructuring the following issuances of restricted stock were made to former executives of the Company, effective September 28, 2024:

a.	L. Diamond, former CEO, received 12,500 shares in exchange for the cancellation of his Series X Preferred shares, and 137,375 shares in exchange for cancellation of all other obligations and all outstanding warrants;

b.	M. Diamond, daughter of the former CEO, received 20,966 shares in exchange for cancellation of all obligations and any and all outstanding warrants;

c.	T. Brodmerkel, a former Director of the Company, received 5,212 shares in exchange for the cancellation of all obligations and any and all outstanding warrants;

d.	M. Howe, former CEO of the clinic subsidiary closed in FY2022, received 172,497 shares in exchange for cancellation of all other obligations and any and all outstanding warrants;

e.	F. Navqi, a former Director of the Company, received 4,500 in exchange for cancellation of all other obligations and any and all outstanding warrants;

f.	J. Inturregi, a former Director of the Company, received 13,864 shares in exchange for the cancellation of all other obligations and any and all outstanding warrants;

g.	A. Dobberlin, husband of a former officer of the Company, received 6,449 shares in exchange for cancellation of all other obligations and any and all outstanding warrants

h.	B. Case, a former officer of the clinic subsidiary closed in FY2022, received 30,802 shares in exchange for cancellation of all other obligations and any and all outstanding warrants

G)	As a part of the FY2024 restructuring the following issuances of restricted stock were made to current executives of the Company:

a.	J. Mitchell, a current Director of the Company, received 27,040 shares in consideration of the cancellation of all obligations to him prior to December 2023, including the cancellation of all warrants;

b.	M. Leath, a current Director of the Company, received 17,767 shares in consideration of the cancellation of all obligations to him prior to December 2023, including the cancellation of all warrants

H)	As a part of the FY2024 restructuring the following issuances of restricted stock were made to certain holders of obligations of the Company, effective September 28, 2024:

a.	R. Riewold received 12,500 shares in exchange for the cancellation of his Series X Preferred shares and cancellation of all other obligations and all outstanding warrants;

b.	F. Lightmas received 56,613 shares in exchange for the cancellation of his Series X Preferred shares and cancellation of all other obligations and all outstanding warrants;

c.	J. Crone received 18,025 shares in exchange for the cancellation of his Series X Preferred shares and cancellation of all other obligations and all outstanding warrants;

d.	Anson Investments received 617,020 shares in exchange for the cancellation of all obligations and all outstanding warrants;

e.	Anson East received 210,787 shares in exchange for the cancellation of all obligations and all outstanding warrants;

f.	Dragon Investments received 335,061 shares in exchange for the cancellation of all obligations and all outstanding warrants;

g.	Mackay Investments received 176,560 shares in exchange for the cancellation of all obligations, including that of its principal, and all outstanding warrants;

h.	Darling Investments received 111,075 shares in exchange for the cancellation of all obligations and all outstanding warrants;

i.	Anglo Irish Management LLC received 58,718 shares in exchange for the cancellation of all obligations and all outstanding warrants of one of its shareholders;

j.	The principals of Intereum, a vendor of the clinic operations, received 135,345 shares in exchange for the cancellation of all obligations and all outstanding warrants;

k.	J. Enright received 68,625 shares in exchange for the cancellation of all obligations and all outstanding warrants;

l.	C. Hagan received 617,020 shares in exchange for the cancellation of all obligations and all outstanding warrants;

m.	J. Caplan received 37,238 shares in exchange for the cancellation of all obligations and all outstanding warrants;

n.	S. Bridges received 36,646 shares in exchange for the cancellation of all obligations and all outstanding warrants;

o.	E. Nommsen received 22,565 shares in exchange for the cancellation of all obligations and all outstanding warrants;

p.	R. Eisenberg, and his advisors, received 18,000 shares in exchange for the cancellation of all obligations and all outstanding warrants;

q.	S. Goff received 12,409 shares in exchange for the cancellation of all obligations and all outstanding warrants;

r.	L. Lewis received 12,409 shares in exchange for the cancellation of all obligations and all outstanding warrants;

s.	Carter, Terry & Company received 11,573 shares in exchange for the cancellation of all obligations and all outstanding warrants;

t.	C. Schrier received 8,615 shares in exchange for the cancellation of all obligations and all outstanding warrants;

u.	J. Ramsdell received 6,500 shares in exchange for the cancellation of all obligations and all outstanding warrants;

v.	C. Schuler received 5,113 shares in exchange for the cancellation of all obligations and all outstanding warrants;

w.	Imeson Consulting received 2,500 shares in exchange for the cancellation of all obligations and all outstanding warrants;

x.	Exchange Listing, LLC 750 shares in exchange for the cancellation of all obligations and all outstanding warrants;

ITEM 6. SELECTED FINANCIAL DATA

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our financial statements with other public companies difficult or impossible.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by and should be read together with our financial statements and the related notes thereto appearing elsewhere in this filing. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results could differ materially from those projected in the forward-looking statements.

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we shut down our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. In October 2023, the Company changed its domicile from Delaware to Nevada in order to effect reduced costs.

From 2020 through 2022, our operations were focused on establishing general practice medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and had six operating clinics during the year ended December 31, 2022, with two additional sites under contract. In the fourth quarter of fiscal 2022, we made the strategic decision to close the entire clinic operation and release our staff due to a lack of profitability. The financial results and obligations are now accounted for as “discontinued operations”.

Current Business Operations

We are a holding company seeking to provide products, services and technology.

In June 2024 we announced the formation of two (2) new wholly owned business units, Centcore, LLC (“Centcore”) that is providing data center services including cloud computing and application hosting, and Vero Technology Ventures, LLC (“VTV”), whose aim is to seek investment and acquisition opportunities, generally in the areas of cloud computing and data center related applications.

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. We currently offer services through a “co-location” agreement with a data center based in Melbourne, Florida, which has relationships with eight (8) other data centers worldwide. Using this approach, we have an ability to rapidly expand the size of our computing resources quickly, at minimal expense. Over time we expect to create similar situations with other data centers worldwide based on our clients’ specific needs.

The second focus involves hosting software applications developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach, we gain the business of the vendor, and their clients, perhaps allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our data centers. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “technology infrastructure” market doing design, engineering, construction and maintenance of significant systems. We desire to create “life cycle” relationships as the design, construction and operational life of these systems includes document management and performance modeling over years, often from 5 to 20 years.

We have retained experienced professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally. We have also formed an “Advisory Board” where individuals with experience in business areas where we have interest have agreed to assist us, receiving a nominal issuance of restricted common stock, in consideration of their advice.

The Vero Technology Ventures arm is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set (VTV) is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate using cloud computing based software. This initial effort dubbed “Robo Agent”, is expected to be available for initial users in Q3 of FY2025. Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

There are several other projects in evaluation, generally aimed at software that would operate on a cloud computing platform such as that which the Company has in its Centcore Data Center.

FY2024 Debt Restructuring

From FY2021 until late FY2022 the Company invested in an operating subsidiary, The Good Clinic, which was developing a series of primary care healthcare facilities. In late FY2022, as a result of a lack of adequate revenues and limited funding, it ceased operations. As of June 30, 2024, the Company had over $30 million in senior securities, notes and accounts payable related to that discontinued operation. In order to clear those obligations management began a restructuring which involved negotiations to reduce the overall debt, converting certain accredited institutional investors into a newly created Series A Amortizing Preferred stock (“Series A Preferred”), and all others into restricted common stock using a price per share of $4.00.

As of the date of this filing it has converted over $25 million of its obligations, representing over $20 million of its senior securities, and over $2 million of notes and accounts payable, into 2,478,179 of restricted Common Stock, and 566,085 shares of Series A Preferred stock. The Series A Preferred stock is held by six (6) accredited institutional investors, while over 40 holders of obligations of the Company elected to receive common stock using the $4 per share valuation.

Included in the above totals, effective December 31, 2024, the Company has entered into Obligation Exchange Agreements pursuant to which it has converted $580,132, including $32,132 of principal and interest, of its 2024 Bridge Notes into Series A Preferred shares, which resulted in the issuance of 23,206 shares of Series A Preferred shares to three (3) of its institutional investor. This extinguishes $580,132 of its short-term debt. As of the date of this filing all FY2024 bridge notes have been extinguished. Further, during January 2025 the Company issued 4,000 shares of its Series A Preferred shares in consideration of an investment of $100,000 by three (3) of its institutional investors.

As part of the restructuring, the Company agreed to register shares of Common Stock issued and to be issued to Series A Preferred Stockholders.

Advisory Board

The Board of Directors authorized the creation of a new Advisory Board whose participants shall include subject matter experts in certain business areas under consideration by the Company. These positions are “non-executive” and as such are not governed by Section 16 of the Securities Act. The members of the advisory board do not have the authority to vote on matters brought to the Board of Directors and may only attend a meeting of the board of directors if they are invited. Also, the members of the advisory board are not bound by fiduciary duties and are not entitled to indemnification.

The compensation for the participants shall be $60,000 per year, paid through the issuance of restricted common stock. The per share valuation to be used shall be determined by the Board of Directors based on the market of the Company’s common stock at the time of the appointment. For all appointments in FY2024 the valuation used was $.80 per share, resulting in the issuance of 75,000 shares of restricted common stock to each participant. The members of the advisory board do not have the authority to vote on matters brought to the board of directors and may only attend a meeting of the board of directors if they are invited. Also, the members of the advisory board are not bound by fiduciary duties and are not entitled to indemnification.

The members of the Advisory Board are executives whose careers have focused on infrastructure related technology, cybersecurity, data center business development and data center systems software, and digital marketing as noted here:

1)	Kristen Plybon is a cybersecurity professional with a strong background in data privacy with CIPP/US and CIPP/E certifications. She is a licensed attorney with a deep understanding of state, federal, and global data protection laws and regulations.

2)	Nathaniel Wade is a professional specializing in cybersecurity and enterprise IT operations for a number of well-known Fortune 1,000, Department of Defense (DoD), and Federal Civilian (FedCiv) agencies specializing in design and implementation of cybersecurity programs for public safety, national defense, and intelligence communication systems;

3)	Tom Simon, the owner of Synthos LLC, a Seattle-based provider of development and support services specializing in GIS. Synthos’ services include data procurement and analysis, and spatial and statistical analysis using industry leading applications such as ESRI’s Arc-Info and Trimble Navigation.

4)	Chris McLoughlin has spent his career in software and systems development and is an owner of Accucom Consulting, Inc., which specializes in network infrastructure, and Sentry RMS, which provides software to the public safety sector including various state and municipal law enforcement and fire agencies.

5)	Gabriel Crawford has over 20 years of experience in data center development from location selection through power distribution engineering and financial structuring including co-location, data center design, key account recruitment and multi-site data distribution.

6)	Jim Clifton is a seasoned Software Field Sales Director with over 20 years of experience in driving business growth through innovative go-to-market sales strategies focused on systems software, modern infrastructure, and data analytics and innovative implementation to improve productivity across corporations and workforces worldwide.

7)	Mr. Marty Valania is a senior executive whose career has focused on the use of digital marketing in support of the newspaper industry, for both businesses (B2B), and direct to consumer selling. He is focused on assisting the Company establish a digital marketing operation in support of both their internal needs, and as a service to third parties.

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

Comparison of the Twelve Months ending December 31, 2024, and 2023.

Revenues

We had revenues of $43,700 for the twelve months ended December 31, 2024, compared to $0 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC, and include sale of remote backup, general business applications, engineering analysis software and digital marketing related to our residential real estate software development effort.

Operating Expenses

Our total operating expenses for twelve months ended December 31, 2024, were $1,207,241. For the comparable period in 2023, the operating expenses were $2,586,668. The decrease is the result of the winding down of the Company’s clinic operations with The Good Clinic, LLC subsidiary.

Other Income and Expenses

Interest expense was $409,745 for the twelve months ended December 31, 2024, compared to $1,615,591 for the twelve months ended December 31, 2023. The decrease was a result of reduced debt balances in the current period.

Interest expense – related parties was $28,474 for the twelve months ended December 31, 2024, compared to $109,502 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the twelve months ended December 31, 2024, we recorded a gain on termination of operating lease of $869,690. There were no comparable transactions in the prior period.

During the twelve months ended December 31, 2023, we recorded equity investment incentives of approximately $7.6 million. There were no comparable transactions in the current period.

During the twelve months ended December 31, 2024, we recorded a gain on settlement of debt of $515,964 compared to $25,000 for the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2024, we recorded a gain on settlement of accounts payable of $2,289,283 compared to $185,487 for the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2023, we recorded a gain on sales of assets of $8,876. There were no comparable transactions in the current period.

During the twelve months ended December 31, 2023, we recorded a loss on settlement of true-up obligation of $119,370. There were no comparable transactions in the current period.

During the twelve months ended December 31, 2023, we recorded a loss on legal settlement of $18,759. There were no comparable transactions in the current period.

During the twelve months ended December 31, 2024, we recorded a loss of $4,585,124 on the revaluation of derivative liabilities under the default provision of certain securities, compared to a loss on revaluation of derivative liabilities of $85,773 in the prior period.

For the twelve months ended December 31, 2024, we had a net loss available to common shareholders from discontinued operations of $0, compared to a net loss available to common shareholders from discontinued operations of $1,368,991 for the twelve months ended December 31, 2023.

For the twelve months ended December 31, 2024, we had an overall net loss available to common shareholders of $2,842,256, compared to a net loss available to common shareholders of $15,052,144 for the twelve months ended December 31, 2023.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2024, we had cash of approximately $3,400 compared to cash of approximately $2,800 as of December 31, 2023. Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $514,409 for the twelve months ended December 31, 2024. This is the result of the winding down of the Company’s clinic operations and establishing the operations of the new Centcore business, along with SEC compliance, accounting and audit-related expenses. Cash used in operations for the twelve months ended December 31, 2023, was $759,730, of which $698,611 was related to cash used in operating activities from discontinued operations.

Net cash used in investing activities for the twelve months ended December 31, 2024, was $5,000 related to the purchase of the AgingTopic. During the twelve months ended December 31, 2023, the Company had no investing activities.

Net cash provided by financing activities for the twelve months ended December 31, 2024, was $519,973, compared to $726,945 for the twelve months ended December 31, 2023. Cash provided by financing activities was the result of cash proceeds from promissory notes of $548,000, offset by the repayment of principal on the SBA loan in the amount of $28,027.

At December 31, 2024, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $4.4 million; notes payable of $.5 million; notes payable to related parties of $0.06 million; SBA Loan Payable of $0.4 million; property-related settlements of $2.7 million; accrued interest payable of $0.4 million; accrued interest payable to related parties of $0.02 million; and other current liabilities of $0.1 million. We also have the following liabilities which are payable in stock: derivative liabilities of $4.7 million, Series A Preferred Stock liability of $5.2 million, and preferred stock dividends payable to related parties of $0.01 million.

We have agreements from four (4) of our institutional investors to provide interim funding so that the Company may stay current with its accounting and reporting requirements under the Securities Act of 1934, settle obligations from the prior healthcare clinic operations and find a new business area to engage within. Through December 31, 2024, the total amount loaned under 12-month, 10% interest simple notes were $548,000, with roughly $250,000 attributable to accounting and compliance, $50,000 generally related to settlements and legal related, with the remaining for general expenses including T&E and communications. All amounts loaned through December 31, 2024, were converted into Series A preferred stock.

In May 2024 we reached an agreement with the holders of our Series F Preferred shares to waive all interest payments permanently beginning May 15, 2024. This creates a reduction in accrued interest of over $200,000 per month. Similar adjustments with other holders of debt and interest paying equity are expected. As of December 31, 2024, all shares of the Series F Preferred stock have been cancelled in exchange for either restricted common stock, or the newly created Series A Preferred stock.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA			$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$52,195	$540,686	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$25,987	$451,337	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,266	1/22/2024	10%	$39,169	$454,775	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,576	10/3/2022	10%	$49,200	$268,200	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,000				$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$348,764	11/14/2023	12%	47,356	$396,120	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,447			$213,907	$2,666,675

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on the restructure of debt in the amount of $40,622 was recorded on this transaction during the twelve months ended December 31, 2023, and the balance of the loan was recorded at the amount of $421,788 representing the net cash flows discounted at 1%. During the twelve months ended December 31, 2023, the Company made principal payments of $11,555 on this loan; during the twelve months ended December 31, 2023, the Company recorded interest in the amount of $5,719 on this loan. For the year ended December 31, 2024, the Company will have incurred $4,128 of interest for this loan and made payments of $28,027.

Gardner Debt for Equity Agreement and other obligations from discontinued clinic operations

The Company entered into a debt-for-equity exchange agreement with Gardner Builders Holdings, LLC (the “Creditor”) on January 7, 2022 (the “Agreement”). Pursuant to the Agreement, the Company issued shares of restricted common stock, par value $0.01 per share, of MITI (the “Restricted Shares”) to the Creditor in exchange for the Company Debt Obligations, as defined below.

The Agreement settled certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as then upcoming amounts that would become due between the date of the Agreement and April 1, 2022. The Agreement also settled incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12.50. As a result, 63,593 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022. Much of the amounts claimed by Gardner have been resolved by the settlements with the various leaseholders where Gardner had filed liens. During 2021 and through 2022 a total of $2,305,155 was paid by the Company directly to Gardner for their services. As of the date of this filing the Company is continuing an effort to negotiate a settlement of any remaining obligations to this vendor. Based on our current discussions with Gardner we have an obligation of $2.2 million represented in the financial statements which yet to be resolved. We expect to ultimately resolve this through an equity issuance essentially in a form similar to others noted in our 2024 Restructuring Plan.

Our financial statements as of December 31, 2024, reflect total liabilities of over $13.7 million, including certain reserves for potential liabilities related to ceased operations related largely to long term lease obligations and costs related to the construction of our facilities. A substantial amount of these liabilities may be reversed on negotiations, and it is our goal to settle the remaining amounts with non-cash consideration as noted above.

There can be no assurance that all of these vendors will be willing to settle their obligations with the Company on the proposed terms, or in amounts acceptable to the Company. We remain undercapitalized and until we have resolved most of these obligations it is unlikely that we will be able to attract sufficient capital on reasonable terms to execute our business strategy. We remain committed to the resolution of these outstanding items in a fair and timely manner.

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

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (the “new revenue standard”) to all contracts using the modified retrospective method.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer

-	Identification of the performance obligations in the contract

-	Determination of the transaction price

-	Allocation of the transaction price to the performance obligations in the contract

-	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily earns revenue by providing generic data center services, which is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. Data center service revenue is recognized on a monthly basis as the services are provided.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our financial statements with other public companies difficult or impossible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MITESCO, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE

33	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB 6920)

35	CONSOLIDATED BALANCE SHEETS

36	CONSOLIDATED STATEMENTS OF OPERATIONS

37	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

38	CONSOLIDATED STATEMENTS OF CASH FLOWS

40	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mitesco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitesco, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 10 and 12 to the Company’s consolidated financial statements, when the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates and records the fair value of the derivative liability upon the date of issuance.  The derivative liability is revalued at the end of each reporting period.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

-	Reviewed the Company’s specialist calculation of the fair value of the derivative liability, including the assumptions and inputs used, and engaged an independent specialist to assess the reasonableness of the Company’s calculation and provide an independent expectation of the fair value.

Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 31, 2025

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$3,402	$2,838
Accounts receivable	29,700	-
Prepaid expenses and other current assets	4,968	-
Total current assets	38,070	2,838

Intangible assets, net	151,771	-

Total Assets	$189,841	$2,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,167,061	$7,838,112
Accrued interest	374,376	348,821
Accrued interest - related parties	22,547	61,792
Derivative liabilities	4,685,675	152,945
Royalty payable	150,000	-
Lease liability - operating leases, current	99,477	99,477
Notes payable, net of discounts	548,137	945,429
Notes payable - related parties, net of discounts	64,044	300,012
SBA loan payable	393,761	421,788
Other current liabilities	96,136	121,136
Preferred stock dividends payable	-	1,551,833
Preferred stock dividends payable - related parties	14,439	73,364
Legal settlements	2,666,675	2,219,886
Series A preferred stock liability, current	5,160,815	-
Total current liabilities	18,443,143	14,134,595

Series A preferred stock liability, non-current	8,162,644	-

Total liabilities	26,605,787	14,134,595

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 27,324 shares designated Series X:
Preferred stock, Series D, $0.01 par value, 25,000 and 250,000 shares issued and outstanding as of December 31, 2024, and 2023	250	2,500
Preferred stock, Series E, $0.01 par value, no shares issued and outstanding as of December 31, 2024, and 2023	-	-
Preferred stock, Series F, $0.01 par value, 0 and 20,057 shares issued and outstanding as of December 31, 2024, and 2023	-	201
Preferred stock, Series X, $0.01 par value, 19,703 and 24,227 shares issued and outstanding at December 31, 2024, and 2023	197	242
Common stock, $0.01 par value, 500,000,000 shares authorized, 9,762,258 and 5,567,957 shares issued and outstanding as of December 31, 2024, and 2023, respectively	97,623	55,680
Additional paid-in capital	37,341,335	47,856,444
Accumulated deficit	(63,855,351)	(62,046,824)
Total stockholders’ equity (deficit)	(26,415,946)	(14,131,757)

Total liabilities and stockholders’ equity (deficit)	$189,841	$2,838

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Revenue	$43,700	$-

Operating expenses:
Cost of operations	15,922	-
General and administrative	1,191,319	2,454,668
Impairment of fixed assets	-	132,000

Total operating expenses	1,207,241	2,586,668

Net Operating Loss	(1,163,541)	(2,586,668)

Other income (expense):
Interest expense	(409,745)	(1,615,591)
Interest expense - related parties	(28,474)	(109,502)
Equity investment incentives	-	(7,644,077)
Financing costs	-	(18,617)
Loss on legal settlement	-	(18,759)
Loss on true-up shares	-	(119,370)
(Loss) Gain on settlement of accounts payable	2,289,283	185,487
Gain on sale of assets	-	8,876
Gain on conversion of notes into common stock	515,964	25,000
(Loss) on conversion of accrued salaries and Series D preferred stock into Series F preferred stock	-	(25,000)
Gain on settlement of operating leases	869,690	-
Other Income	-	40,622
Loss on revaluation of derivative liabilities	(4,585,124)	(85,773)
Total other income (expense)	(1,348,406)	(9,376,704)

Loss before provision for income taxes	(2,511,947)	(11,963,372)
Provision for income taxes	-	-

Net loss from continuing operations	$(2,511,947)	$(11,963,372)
Net loss from discontinued operations	-	(1,368,991)
Net loss	(2,511,947)	(13,332,363)

Preferred stock dividends	(893,828)	(1,600,241)
Preferred stock dividends - related parties	(139,901)	(119,540)
Deemed contribution	703,420	-

Net loss available to common shareholders	$(2,842,256)	$(15,052,144)

Net loss per share from continuing operations – basic	$(0.42)	$(2.64)
Net loss per share from discontinued operations – basic	0.00	(0.26)
Net loss per share - basic and diluted - basic	(0.42)	(2.91)

Net loss per share from continuing operations – diluted	$(0.42)	$(2.64)
Net loss per share from discontinued operations – diluted	0.00	(0.26)
Net loss per share - basic and diluted - diluted	(0.42)	(2.91)

Weighted average shares outstanding - basic	6,733,863	5,178,468
Weighted average shares outstanding - diluted	6,733,863	5,178,468

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024 and 2023

	Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Subscribed	Deficit	Total

Balance, December 31, 2022	1,047,619	$10,476	3,100,000	$31,000	-	$-	24,227	$242	4,630,372	$46,305	$29,452,514	$36,575	$(48,714,461)	$(19,137,349)

Shares issued for conversion of note payable	-	-	-	-	-	-	-	-	57,138	571	82,885	-	-	83,456
Shares issued as commission for fundraising	-	-	-	-	-	-	-	-	2,952	30	3,778	-	-	3,808
Shares issued for true-up agreement	-	-	-	-	-	-	-	-	94,738	947	118,423	-	-	119,370
Conversion of accrued salary, debt, and board fees to common stock by a related party	-	-	-	-	-	-	-	-	181,606	1,816	3,632	-	-	5,448
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	247,776	2,476	77,027	-	-	79,503
Issuance of common stock to a service provider	-	-	-	-	-	-	-	-	300,000	3,000	894,000	-	-	897,000
Shares issued pursuant to legal settlement	-	-	-	-	-	-	-	-	22,174	222	18,537	-	-	18,759
Shares issued previously subscribed	-	-	-	-	-	-	-	-	2,926	30	36,545	(36,575)	-	-
Vesting of stock options issued to employees	-	-	-	-	-	-	-	-	-	-	3,732	-	-	3,732
Series A Dividends previously satisfied	-	-	-	-	-	-	-	-	-	-	10,967	-	-	10,967
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	28,275	283	60,281	-	-	60,564
Shares issued for conversion of accounts payable	-	-	-	-	147	2	-	-	-	-	146,212	-	-	146,214
Shares sold for cash, net of costs	-	-	-	-	1,746	17	-	-	-	-	1,583,483	-	-	1,583,500
Conversion of Series C Preferred Stock to Series F Preferred Stock	(1,047,619)	(10,476)	-	-	2,289	22	-	-	-	-	1,198,450	-	-	1,187,996
Conversion of Series D Preferred Stock to Series F Preferred Stock	-	-	(2,350,000)	(23,500)	4,055	41	-	-	-	-	1,610,965	-	-	1,587,506
Conversion of Series D Preferred Stock and accrued salaries to Series F Preferred Stock by related party	-	-	(500,000)	(5,000)	655	7	-	-	-	-	159,899	-	-	154,906
Conversion of Debt to Series F Preferred Stock	-	-	-	-	9,027	90	-	-	-	-	9,523,088	-	-	9,523,178
Conversion of debt and accrued salaries to Series F Preferred Stock by related parties	-	-	-	-	2,138	22	-	-	-	-	2,137,033	-	-	2,137,055
Forgiveness of related party loans for sale of assets	-	-	-	-	-	-	-	-	-	-	2,454,774			2,454,774
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(1,719,781)	-	-	(1,719,781)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(13,332,363)	(13,332,363)
Balance, December 31, 2023	-	$-	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$-	$(62,046,824)	$(14,131,757)

Shares issued for compensation	-	-	-	-	-	-	-	-	1,575,000	15,750	506,266	-	-	522,016
Series X shares issued as compensation	-	-	-	-	-	-	7,200	72	-	-	179,928	-	-	180,000
Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	237,349	2,373	59,955	-	-	62,328
Conversion of debt to common stock by a related party	-	-	-	-	-	-	-	-	79,298	793	362,067	-	-	362,860
Conversion of debt to common stock	-	-	-	-	-	-	-	-	154,107	1,541	40,067	-	-	41,608
Conversion of Series F Preferred Stock and accrued dividends to common stock	-	-	-	-	(8,333)	(84)	-	-	1,889,835	18,899	968,676	-	-	987,491
Conversion of Series D Preferred Stock and accrued dividends to common stock	-	-	(100,000)	(1,000)	-	-	-	-	30,802	308	100,857	-	-	100,165
Conversion of Series X Preferred Stock to common stock	-	-	-	-	-	-	(11,724)	(117)	86,788	868	(751)	-	-	-
Exchange of Series D and Series F Preferred for Series A Preferred	-	-	(125,000)	(1,250)	(11,724)	(117)	-	-	-	-	(11,853,882)	-	703,420	(11,151,829)
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(1,033,729)	-	-	(1,033,729)
Shares issued for Series X dividends	-	-	-	-	-	-	-	-	141,122	1,411	103,043	-	-	104,454
Release of true-up obligation on commitment shares	-	-	-	-	-	-	-	-	-	-	152,945	-	-	152,945
Establishment of derivative liability of conversion feature upon default	-	-	-	-	-	-	-	-	-	-	(100,551)	-	-	(100,551)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(2,511,947)	(2,511,947)

Balance, December 31, 2024	-	$-	25,000	$250	-	$-	19,703	$197	9,762,258	$97,623	$37,341,335	$-	$(63,855,351)	$(26,415,946)

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,511,947)	$(11,963,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	-	132,000
Amortization of intangible assets	3,229	-
Penalties on notes payable	-	1,027,778
Conversion fees on notes payable	-	75,000
Equity investment incentives	-	7,644,077
Gain on settlement of operating leases	(869,690)	-
Loss on commitment shares	-	119,370
Loss on conversion of accrued salary	-	25,000
Gain on settlement of notes payable	(515,964)	(164,837)
(Gain) loss on revaluation of derivative liabilities	4,585,124	85,773
(Gain) loss on settlement of accounts payable	(2,289,283)	24,895
Loss on legal settlement	-	18,759
Amortization of discount on notes payable	-	32,011
Amortization of discount on notes payable - related parties	-	19,587
Share-based compensation	702,016	904,540
Other income	-	(40,622)
Changes in assets and liabilities:
Accounts receivable	(29,700)	-
Prepaid expenses and other current assets	(4,968)	51,632
Accounts payable and accrued liabilities	195,578	1,491,390
Operating lease liability, net	-	(38,948)
Other current liabilities	-	25,000
Accrued interest	187,215	471,564
Accrued interest - related parties	33,981	(1,716)
Net cash provided by operating activities – continuing operations	(514,409)	(61,119)
Net cash used in operating activities – discontinued operations	-	(698,611)
Net cash used in operating activities	(514,409)	(759,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of business	(5,000)	-
Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Series F Preferred Stock, net of fees	-	738,500
Principal payments on SBA Loan	(28,027)	(11,555)
Proceeds from notes payable, net of discounts	548,000	-
Net cash provided by financing activities	519,973	726,945

Net change in cash and cash equivalents	564	(32,785)

Cash and cash equivalents at beginning of period	2,838	35,623
Cash and cash equivalents at end of period	$3,402	$2,838

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,128	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for common stock subscribed	$-	$36,575
Preferred stock dividend	$1,033,729	$1,719,781
Conversion of accounts payable to Series F Preferred Stock	$-	$146,214
Conversion of Series C Preferred Stock to Series F Preferred Stock	$-	$1,198,472
Conversion of Series D Preferred Stock to Series F Preferred Stock	$-	$1,611,006
Conversion of accounts payable to common stock	$62,328	$79,503
Conversion of Series D Preferred Stock and accrued salaries to Series F Preferred Stock by related party	$-	$159,906
Conversion of notes payable and accrued interest to Series F Preferred Stock	$-	$9,523,178
Conversion of debt and accrued salaries to Series F Preferred Stock by related parties	$-	$2,137,055
Conversion of accounts payable, accrued salaries, and board fees to common stock	$-	$5,448
Conversion of notes payable and accrued interest to common stock	$363,608	$83,456
Series A accrued dividends reclassified to APIC from prior transactions	$-	$10,967
Shares issued for Series X dividends	$104,454	$60,564
Forgiveness of notes for purchase of subsidiary assets	$-	$2,454,774
Conversion of notes payable to common stock - related party	$969,469	$-
(Decrease) Increase in capital expenditures included in accounts payable	$987,575	$-
Conversion of Series D Preferred Stock and accrued dividends to common stock	$101,165	$-
Conversion of Series X Preferred Stock and accrued dividends to common stock	$117	$-
Conversion of Series F and Series D preferred stock to Series A preferred stock	$12,774,079	$-
Conversion of Notes Payable and accrued interest to Series A preferred stock	$580,132	$-
Royalty payable issued for purchase of business	$150,000	$-
Release of true-up obligation on commitment shares	$152,945	$-
Establishment of derivative liability of conversion feature upon default	$100,551	$-

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

Note 2: Going Concern

As of December 31, 2024, the Company had cash and cash equivalents of approximately $3,000, current liabilities of approximately $18.4 million, and has incurred significant losses from the previous clinic operations. As previously noted, we made a strategic decision to reduce our capital needs by closing our entire clinic operations in the fourth quarter of 2022 and releasing our entire staff, due to lack of profitability. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Mitesco, Inc., and its wholly owned subsidiaries Mitesco NA, LLC, The Good Clinic, LLC, Vero Technology Ventures, LLC, and Centcore, LLC. In addition, we relied on the operating activities of certain legal entities in which we did not maintain a controlling ownership interest, but over which we had indirect influence and of which we were considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restrictions and other agreements concerning such nominee-owned entities typically include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

Cash - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606 when it has satisfied the performance obligations under an arrangement with the customer reflecting the terms and conditions under which products or services will be provided, the fee is fixed or determinable, and collection of any related receivable is probable. ASC Topic 606, “Revenue from Contracts with Customers” establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to performance obligations in the contract; and 5) recognize revenue as the performance obligation is satisfied.

Our revenues generally relate to data center services. Revenues are recorded during the period our obligations to provide services are satisfied. The Company’s performance obligation for its revenue stream is to provide the access to its data centers to the customer, and revenues associated with completed sales are recognized at a point in time when they are provided to the customer. There is no significant financing component to the Company’s sales.

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

Convertible Instruments - The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When the Company issues debt securities, which bear interest at rates that are lower than market rates, the Company recognizes a discount, which is offset against the carrying value of the debt. Such a discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income. In addition, certain conversion features are recognized as beneficial conversion features to the extent the conversion price as defined in the convertible note is less than the closing stock price on the issuance of the convertible notes.

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

Per Share Data - Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments. As of December 31, 2024, and 2023 the effect of 1,252 shares issuable upon conversions of the Series D preferred shares, 11,969,780 shares issuable upon the conversion of convertible notes, and 54,434 shares issuable upon exercise of the outstanding warrant and common stock options were anti-dilutive and not included in the computation of dilutive earnings per share.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses and the limited taxable income in the carryback periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% of being realized upon ultimate settlement. The Company does not have any material unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arrival at pretax income or loss. The Company does not have any interest and penalties accrued. The Company is no longer subject to U.S. federal, state, and local income tax examinations for the years before 2012.

Long-lived Assets

The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Other indefinite-lived intangible assets are not amortized but subject to annual impairment tests. In accordance with ASC 360 “Property Plant and Equipment,” the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment throughout the year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material.

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

Segments

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, and income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Standards

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

The Company had no assets or liabilities classified that were classified as part of discontinued operations as of December 31, 2024, or 2023.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Year Ended
	December 31,	December 31,
	2024	2023
Revenue	$-	$181,012
Cost of goods sold	-	-
Gross margin	-	181,012

Selling, general, and administrative expenses	-	(1,166,120)
Impairment of assets	-	(2,211,462)

Other (income) expense:
Interest expense	-	(306,032)
Gain on sale of assets	-	11,268
Gain on settlement of accounts payable	-	81,263
Gain on settlement of operating lease	-	2,041,080
Loss from discontinued operations, net of tax	$-	$(1,368,991)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Year Ended
	December 31,	December 31,
	2024	2023

Depreciation expense	$-	$81,765
Cash used for construction in progress and fixed assets	$-	$-
Impairment of RTU assets	$-	$544,063
Impairment of property and equipment	$-	$1,667,399

Note 5: Business Acquisition

On December 6, 2024, the Company entered into an Exclusive Source Code License agreement (the “License Agreement”) between AgingTopic, LLC (“AgingTopic”) and the Company where the Company has acquired, subject to certain payment milestones, the source code and business activities of AgingTopic, which constitutes substantially all of AgingTopic’s assets utilized in the creation of advertising revenue from blog postings. The entity that owns the business and source code is controlled by Ms. Amy Lance, the wife of Mack Leath. The agreement calls for a $5,000 cash payment upon execution, and certain royalty payments up to a maximum of $150,000, at which time it becomes a fully paid-up license. The royalty payments are to be repaid at 30% of net collection up to the first $50,000 has been repaid, after which the remaining $100,000 will be repaid based on 15% of net collections. After the payment of the $150,000 license fee, the Company will then pay a commission of 2.5% of net collections until 36 months after the date of the agreement.

This acquisition closed on December 6, 2024. The acquisition of AgingTopic is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date. The Company assigned the preliminary fair value of the consideration paid of $155,000 to domain name intangible assets that are amortized over an estimated useful life of four years. AgingTopic had not yet generated revenues prior to the time of acquisition.

Note 6: Intangible assets

The following table represents the balances of intangible assets as of December 31, 2024, and 2023;

	December 31, 2024	December 31, 2023
Website Domains	$155,000	$-

Total Intangible assets	155,000	-

Accumulated Amortization – website domains	(3,229)	-
Net intangible assets	$151,771	$-

On December 6, 2024, the Company closed on its acquisition of the AgingTopic Business and allocated the entire $155,000 purchase price to domain name assets with an estimated life of 4 years.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of December 31, 2024:

For the year ended December 31,	Amount
2025	$38,750
2026	38,750
2027	38,750
2028	35,521
2029 and Thereafter	-
Total remaining intangibles amortization	151,771

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023
Trade accounts payable	$3,677,455	$7,094,334
Accrued payroll and payroll taxes	489,606	743,778
Total accounts payable and accrued liabilities	$4,167,061	$7,838,112

Note 8: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. The Company’s lease expense was entirely comprised of operating leases and is reported as a component of discontinued operations as a result of the closing of the clinics and the subsequent sale of the assets. During the year ended December 31, 2023, the Company recognized an impairment in the amount of $0.5 million in connection with its remaining leased properties.

Operating lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2024, and 2023. As of December 31, 2024, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of December 31, 2024.

 As of December 31, 2024, the Company has entered into settlement agreements for certain of our lease in the amount of $2,219,886 which is recorded as Legal Settlements in the accompanying balance sheet. During the year ended December 31, 2024, the Company recorded a gain of $869,690 as a result of a final settlement in addition to reclassifying certain accounts payable related to the leases to legal settlements. As of December 31, 2024, the Company has total legal settlement agreements and related accrued interest in the amount of $2,666,675 which is recorded as Legal Settlements in the accompanying balance sheet.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructuring of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the years ended December 31, 2024, and 2023, the Company made principal payments of $28,027 and $11,555 on this loan and recorded interest in the amount of $4,128 and $5,719, respectively. The balance as of December 31, 2024, was $393,761.

Note 10: Notes Payable

The following table summarizes the outstanding notes payable as of December 31, 2024, and 2023, respectively:

	December 31, 2024	December 31, 2023
Kishon Note	$431,666	$431,666
Finnegan Note 1	51,765	51,765
Finnegan Note 2	32,353	32,353
Schrier Note	-	25,882
Nommsen Note	-	64,705
Caplan Note	-	64,705
Finnegan Note 3	32,353	32,353
Lightmas Note	-	66,000
Lewis Note	-	33,000
Goff Note	-	33,000
Hagan Note	-	110,000
Total Notes Payable	548,137	945,429

Current Portion	548,137	945,429
Long-term portion	$-	$-

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

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. During the year ended December 31, 2024, as a result of the variable price of the conversion feature, the Company recorded an initial derivative liability of $100,551 upon bifurcating the conversion feature pursuant to ASC815. See Note 12 to these financials for further discussion.

At December 31, 2023, principal and interest in the amount of $431,666 and $88,909, respectively, were due on the Kishon Note. At December 31, 2024, principal and interest in the amount of $431,666 and $166,823, respectively, were due on the Kishon Note. This note was in default at December 31, 2024.

Finnegan Note 1

On May 23, 2022, the Company issued a 10% Promissory Note in the principal amount of $47,059 to Jessica Finnegan (the “Finnegan Note 1”). Finnegan Note 1 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) November 20, 2022, as extended, or (ii) five (5) business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of Finnegan Note 1 was $40,000; the amount payable at maturity will be $47,059 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in the Finnegan Note 1, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. Finnegan Note 1 entered default status on November 21, 2022, and the interest rate increased to 18%. The Finnegan Note 1 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Finnegan reasonably believes contains a term that is more favorable than those in the Finnegan Note 1, the Company shall notify Ms. Finnegan of such term, and such term, at the option of Ms. Finnegan, shall become a part of the Finnegan Note 1. In addition, Ms. Finnegan received five-year warrants to purchase 386 shares of common stock at a price of $25.00 per share with a fair value of $2,000 at the date of issuance, and 1,930 shares of common stock with a value of $3,240; these amounts were recorded as discounts to Finnegan Note 1.

Principal and accrued interest in the amount of $51,765 and $11,889, respectively, were due on this note at December 31, 2023. At December 31, 2024, principal and interest in the amount of $51,765 and $20,537, respectively, were due on the Finnegan Note. This note was in default at December 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $32,353 and $7,341, respectively, were due on this note. At December 31, 2024, principal and interest in the amount of $32,353 and $12,705, respectively, were due on the Finnegan Note. This note was in default at December 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $25,882 and $5,383, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 8,614 shares of common stock at a price of $4 per share. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $32,133.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $13,685, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 22,565 shares of common stock at a price of $4. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $80,282.

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

At December 31, 2023, principal and accrued interest in the amount of $64,705 and $12,989, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 37,283 shares of common stock at a price of $4 per share. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $75,613.

Finnegan Note 3

On August 4, 2022, the Company issued a 10% Promissory Note in the principal amount of $29,412 (the “Finnegan Note 3”) to Jessica, Kevin C., Brody, Isabella and Jack Finnegan (collectively, the “Finnegans”). Finnegan Note 3 bears interest at the rate of 10% per annum accrued monthly and has a maturity date that is the earlier of (i) February 3, 2023, or (ii) five business days after the date on which the Company successfully lists its shares of common stock on Nasdaq or NYSE. The purchase price of Finnegan Note 3 was $25,000; the amount payable at maturity will be $29,412 plus 10% of that amount plus any accrued and unpaid interest. Following an event of default as defined in Finnegan Note 3, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Finnegan Note 3 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which The Finnegans reasonably believes contains a term that is more favorable than those in the Finnegan Note 3, the Company shall notify The Finnegans of such term, and such term, at the option of The Finnegans, shall become a part of the Finnegan Note 3. In addition, The Finnegans received five-year warrants to purchase 242 shares of common stock at a price of $25.00 per share with a fair value of $850 at the date of issuance, and 242 shares of common stock with a value of $1,100; these amounts were recorded as discounts to the Finnegan Note 3.

At December 31, 2023, principal and accrued interest in the amount of $32,353 and $6,350, respectively, were due on this note. At December 31, 2024, principal and accrued interest in the amount of $32,353 and $11,714, respectively, were due on this note. This note was in default at December 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $66,000 and $13,325, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 22,850 shares of common stock at a price of $4 per share. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $81,301.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 12,409 shares of common stock at a price of $4 per share. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $40,385.

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

At December 31, 2023, principal and accrued interest in the amount of $33,000 and $6,663, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 12,409 shares of common stock at a price of $4 per share. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $40,385.

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

At December 31, 2023, principal and accrued interest in the amount of $110,000 and $21,793, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 37,977 shares of common stock at a price of $4 per share. The Company recorded the shares at the closing price on the date of issuance, which resulted in a gain on the transaction of $135,114.

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

The Anson Investments Note was issued in the principal amount of $562,500 for a purchase price of $506,250 resulting in an original issue discount of $56,250. The Anson Investments Note has a due date of October 6, 2022, and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Anson Investments Note this rate will increase to 18% and the Anson Investment Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Anson Investments Note entered default status on October 6, 2022. The Anson Investments Commitment Fee Shares and Anson Investments Warrants resulted in a discount to the Anson Investments Note in the amount of $416,375.

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

The Anson East Note was issued in the principal amount of $187,500 for a purchase price of $168,750 resulting in an original issue discount of $18,750. The Anson East Note has a due date of October 6, 2022, and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Anson East Note this rate will increase to 18%, and the Anson East Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Anson East Note entered default status on October 6, 2022. The Anson East Commitment Fee Shares and Anson East Warrants resulted in a discount to the Anson East Note in the amount of $147,290.

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

The GS Capital Note was issued in the principal amount of $277,777 for a purchase price of $250,000 resulting in an original issue discount of $27,777. The GS Capital Note has a due date of November 10, 2022, and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the GS Capital Note this rate will increase to 18%, and the GS Capital Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The GS Capital Note entered default status on October 19, 2022. The GS Capital Commitment Fee Shares and GS Capital Warrants resulted in a discount to the GS Capital Note in the amount of $162,158.

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

On April 11, 2023, an equity investment incentive in the amount of $249,439 representing 65% of the total amount due under the GS Capital Note, along with the original principal of $205,000, the default penalty of $138,889, the fee of $15,000, and accrued interest of $24,864 (a total of $633,192) was converted to 634 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentive of $249,439, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share. At December 31, 2023, there were no amounts due under the GS Capital Note.

Bridge Notes

During the year ended December 31, 2024, the Company issued various 10% Promissory Notes (the “Bridge Notes”) with three institutional investors for an aggregate principal amount of $548,000 each with maturity date 1 year from the date of issuance. The Bridge Notes bore interest at the rate of 10% per annum which will accrue monthly. During the year ended December 31, 2024, the Company recorded interest expense of 32,132 related to the Bridge Notes. On December 31, 2024, the Company and investors agreed to exchange the Bridge notes and accrued interest for its newly created Series A preferred stock. As a result of the exchange, the Company determined the Bridge Notes were extinguished and recorded a gain of $28,886. See Note 11 for details of the Series A preferred stock.

Aggregate interest expense on the above note’s payable was $195,838 and $1,615,591 for the years ended December 31, 2024, and 2023, respectively. Accrued interest on notes payable were $374,376 and $348,821 at December 31, 2024, and 2023, respectively.

Note 11: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of December 31, 2024, and 2023, respectively;

	December 31, 2024	December 31, 2023
M Diamond Note	-	64,706
Dobbertin Note	-	19,412
Lindstrom Note	45,294	45,294
Mitchell Note	-	78,100
Leath Note	-	55,000
November 29, 2022, Notes	18,750	37,500
Notes Payable	64,044	300,012

Current Portion, net of discount	$64,044	$300,012
Long-term portion, net of discount	-	-

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

At December 31, 2023, principal and accrued interest in the amount of $64,706 and $14,682, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 20,966 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

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

At December 31, 2023, principal and accrued interest in the amount of $19,412 and $4,405, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 6,558 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

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

At December 31, 2023, principal and accrued interest in the amount of $45,294 and $10,277, respectively, were due on this note. At December 31, 2024, principal and accrued interest in the amount of $45,294 and $17,709, respectively, were due on this note. This note was in default at December 31, 2024.

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

At December 31, 2023, principal and accrued interest in the amount of $78,100 and $15,768, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 27,040 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

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

At December 31, 2023, principal and accrued interest in the amount of $55,000 and $10,757, respectively, were due on this note. During the year ended December 31, 2024, the Company entered into a settlement agreement with the lender to settle the note and all accrued interest in full in exchange for 18,052 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

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

On September 29, 2023, three of the November 29 Lenders (1) Thomas Brodmerkel, (2) Lawrence Diamond, and (3) Juan Carlos Iturregui converted their November 29 Notes into shares of the Company’s Series F Preferred Stock as follows: Each of the noteholders converted an equity investment incentive in the amount of $13,553 representing 65% of the total amount due under the November 29 Note , along with original principal of $18,750 and accrued interest of $2,101 (a total of $34,404) into 34 shares of the Company’s Series F Preferred Stock. Other than the equity investment incentives, there was no gain or loss recognized on this transaction as the Series F Preferred Stock was issued at its face value of $1,000 per share.

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

During the year ended December 31, 2024, the Company entered into a settlement agreement with Faraz Naqvi to settle the note and all accrued interest in full in exchange for 5,782 shares of common stock. The amount was recorded as a contribution to capital as this is a related party note.

At December 31, 2023, there was principal and interest in the aggregate amount of $37,500 and $5,903, respectively, due on the two November 29 Notes that are still outstanding. At December 31, 2024, there was principal and interest in the aggregate amount of $18,750 and $4,839, respectively, due on the one remaining November 29 Notes still outstanding.

Aggregate interest expense as described on the above notes payable – related parties was $33,980 for the year ended December 31, 2024. Accrued interest on notes payable – related parties were $22,547 and $61,792 at December 31, 2024, and 2023, respectively.

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

Derivative liability activity for the years ended December 31, 2024, and 2023, is summarized in the table below:

December 31, 2022	$568,912
True-up features issued	-
Settled upon conversion or exercise	(501,740)
Loss on revaluation	85,773
December 31, 2023	$152,945
True-up features settled	(152,945)
Establishment upon default provisions	100,551
Loss on revaluation	4,585,124
December 31, 2024	$4,685,675

The Company uses a Monte Carlo model to value the true-up obligation features of its notes payable that create derivative liabilities. The following tables summarize the assumptions for the valuations:

	December 31,	December 31,
	2024	2023
Volatility	-	475.7%
Stock Price	$-	$0.0250
Risk-free interest rates	-%	5.21%
Term (years)	-	0.39

During the year ended December 31, 2023, certain of our notes payable contain a commitment fee obligation with a true-up feature. During the year ended December 31, 2024, the true-up period expired and all remaining amounts were reclassified to equity. The following assumptions were used for the valuation of the derivative liability associated with this obligation using a valuation based on the intrinsic conversion value:

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

Certain of our notes payable contain a provisions that in the event of default the note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on the percentages of the lowest trades over the prior 20 trading days

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

Note 13: Series A preferred stock

On October 28, 2024, the Company filed a Certificate of Designation, Preferences and Rights of the Series A Preferred Stock with the Nevada Secretary of State (the “Certificate of Designation”). The Company authorized 3,000,000 shares of Series A Preferred Stock, par value $0.01 per share. Each share of Series A Preferred Stock has a stated value equal to $25. The Series A Shares may be converted into shares of common stock by dividing the stated value by $4.00 (the “Conversion Price”). The Series A Shares may be converted at the option of the holder at any time, or mandatorily by the Company if certain conditions set forth in the Certificate of Designation are met. Unless prior conversion has occurred, shares of Series A Preferred Stock will be redeemed by the Company, using Common Stock, or cash, 1/36th of the remaining amounts monthly beginning in January 2025. The cash redemption shall be at 105% of the original price of Series A Preferred Stock (as adjusted) whereas Common Stock redemption shall be at a 10% discount to the average of the five lowest closing prices over a 30-trading day period. The Company intends to accrue the redemption shares monthly and issue any shares to be used thereunder quarterly to reduce its expense.

Holders of shares of the Series A Preferred Stock are not entitled to receive any dividends, and the security bears no interest.

The Series A Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Company, (i) senior to all classes or series of the Company’s Common Stock, and to all other equity securities issued by the Company; and (ii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or preferred stock) of the Company and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others in) existing subsidiaries of the Company.

In addition to any other rights provided by law, except where the vote or written consent of the holders of a greater number of shares is required by law or by another provision of the Articles of Incorporation, without first obtaining the affirmative vote at a meeting duly called for such purpose or the written consent without a meeting of the majority of the outstanding Series A Preferred Stock, voting together as a single class, the Company shall not: (a) amend or repeal any provision of, or add any provision to, its Articles of Incorporation or bylaws, or file any certificate of designations or certificate of amendment, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series A Preferred Stock, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or by merger, consolidation or otherwise; or (b) without limiting the provisions of the Certificate of Designation, circumvent a right of the Series A Preferred Stock.

As a result of the mandatory redemption features requiring the Company to repay the Series A in either cash of shares of Common Stock of the Company, under ASC 480, the Company is required to record the full redemption value of the Series A preferred shares as a liability on the accompanying balance sheet. The Company has recorded the redemption value based on the 10% premium required if the Company were to repay in shares of Common Stock due to the current expected cash flows of the Company.

During the year ended December 31, 2024, the Company issued 23,206 shares of Series A preferred stock in exchange for the Bridge Notes as described in Note 8 above. Upon issuance, the Company recorded the Series A preferred stock based on the present value of the future expected cash flows using a discount rate of 10%, which resulted in an initial liability of $551,246.

During the year ended December 31, 2024, the Company issued 539,792 shares of Series A preferred stock in exchange for the settlement of 125,000 shares of Series D preferred stock and 11,724 shares of Series F preferred stock as described in Note 12 below. Upon issuance, the Company recorded the Series A preferred stock based on the present value of the future expected cash flows using a discount rate of 10%, which resulted in an initial liability of $12,778,960.

The following table provides the maturities of Series A preferred stock redemptions at December 31, 2024:

Series A
Preferred Stock
2025	$5,160,815
2026	5,160,815
2027	5,160,815
2028	-
2029 and thereafter	-
Total future undiscounted redemption payments	15,482,445
Less: Interest	(2,158,986)
Present value of redemption payments	13,323,459
Current portion	(5,160,815)
Long term portion	$8,162,644

Note 14: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 9,762,258 were issued and outstanding at December 31, 2024.

Common Stock Transactions During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company issued 141,122 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was $.80 through September 30, 2024, and not the lower price that is called for in the certificate of designation, and then the Company used the stock price on the 15th day of each month to determine the number of shares issuable for the final three months of 2024.

During the year ended December 31, 2024, the Company issued 525,000 shares of common stock in aggregate to its advisory board consisting of seven (7) individuals, with 75,000 shares issued to each. The Company recorded a compensation expense of $212,513 based on the closing stock price on the date of issuance.

During the year ended December 31, 2024, the Company issued 750,000 shares of common stock in aggregate to its board of directors consisting of three (3) individuals, with 250,000 shares issued to each. The Company recorded a compensation expense of $228,000 based on the closing stock price on the date of issuance.

During the year ended December 31, 2024, the Company issued 300,000 shares of common stock to outside consultants for services performed. The Company recorded a compensation expense of $94,000 based on the closing stock price on the date of issuance.

During the year ended December 31, 2024, the Company issued 237,349 shares of common stock for the settlement of outstanding payables with unrelated third parties. The Company valued the shares based on the closing stock price on the date of issuance and recorded a gain on settlement of $1,040,863.

During the year ended December 31, 2024, the Company issued 154,107 shares of common stock for the settlement of outstanding notes payables and accrued interest with unrelated third parties. The Company valued the shares based on the closing stock price on the date of issuance and recorded a gain on settlement of $485,212.

During the year ended December 31, 2024, the Company issued 79,298 shares of common stock for the settlement of outstanding notes payables and accrued interest with related parties. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

During the year ended December 31, 2024, the Company issued 2,007,425 shares of common stock for the conversion of Series D, Series F, and Series X preferred shares along with associated accrued dividends. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

Common Stock Transactions During the Year Ended December 31, 2023

During the year ended December 31, 2023, the Company issued 28,275 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was $.80, and not the lower price that is called for in the certificate of designation.

During the year ended December 31, 2023, the Company issued 300,000 shares of common stock to an outside consultant for services performed. The Company recorded a compensation expense of $897,000 based on the closing stock price on the date of issuance.

During the year ended December 31, 2023, the Company issued 57,138 shares of common stock for the conversion of principal and accrued interest on a convertible note payable. These conversions were made pursuant to the terms of the convertible note agreement and no gain or loss was recognized on these transactions.

During the year ended December 31, 2023, the Company issued 247,776 shares of common stock at a price of $0.80 per share for accounts payable in the amount of $105,089. The Company valued the shares based on the closing stock price on the date of issuance and recorded a gain on settlement of 185,487.

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

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 3,000,000 shares of series A stock, 3,000,000 shares of Series C Preferred, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 31,427 shares as Series X Preferred Stock.

Series C Preferred Stock

The Series C Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series C ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C preferred Stock held by such a holder. The Company had no shares of Series C Preferred Stock outstanding at December 31, 2024, and the Series C were extinguished.

The Company accrued dividends in the amount of $17,603 on the Series C Preferred Stock during the year ended December 31, 2023.

On April 11, 2023, a total of 1,047,619 shares of Series C Preferred Stock with a stated value of $1,100,000, accrued dividends in the amount $171,109, and equity investment incentives in the amount of $1,016,888 were exchanged for 2,289 shares of Series F Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had 25,000 shares of Series D Preferred Stock outstanding at December 31, 2024.

Series D Preferred Stock Transactions During the Year Ended December 31, 2024

During the year ended December 31, 2024, a holder of 100,000 shares of Series D preferred shares along with $18,175 of accrued dividends agreed to convert the shares into 30,802 common shares at a conversion rate of $4 per common share. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

The Company accrued dividends in the amount of $14,172 on the Series D Preferred Stock for the year ended December 31, 2024. As of December 31, 2024, the Company had $5,049 in accrued dividends on the Series D Preferred Stock.

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

On December 8, 2023, Mr. Howe exchanged (i) 500,000 shares of Series D Preferred Stock with a stated value of approximately $0.5 million and accrued dividends of approximately $67,000, and (ii) accrued salary owed to Mr. Howe in the amount of approximately $38,000 plus a conversion incentive of 65% or approximately $25,000 for 655 shares of the Company’s Series F Preferred Stock with a liquidation value of approximately $0.6 million. Other than the conversion of incentive of $25,000, there was no gain or loss recorded on this transaction.

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

There are no shares of Series F Preferred Stock outstanding at December 31, 2024.

Series F Preferred Stock Transactions During the Year Ended December 31, 2024

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

During the year ended December 31, 2024, holders of 8,333 shares of Series F preferred shares along with $899,607 of accrued dividends and 87,884 of accrued compensation, agreed to convert the shares into 1,889,835 common shares at a conversion rate of $4 per common share. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

The Company accrued dividends in the amount of $941,713 on the Series F Preferred Stock for the year ended December 31, 2024. As of December 31, 2024, the Company had $0 in accrued dividends on the Series F Preferred Stock.

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

Series X Preferred Stock

The Company has 19,703 and 24,227 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of December 31, 2024, and December 31, 2023. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in July 2023, the Company elected to use a price per share of $.80, a 20% discount to the average price of its common stock of $1.00, before the trading of its common stock was moved to the OTC Expert Market system. This policy continued through September 30, 2024. During the last quarter of 2024, the Company returned to using the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

During the year ended December 31, 2024, the Company issued 7,200 shares of Series X Preferred Stock to the officers and directors of the Company for compensation in lieu of services in the amount of $180,000 in aggregate, or $60,000 for each of the three (3) directors.

During the year ended December 31, 2024, the Company issued 141,122 shares of restricted common stock for the payment of dividends due for its Series X Preferred stock as noted above.

During the year ended December 31, 2024, holders of 11,724 shares of Series X preferred shares agreed to convert the shares into 86,788 common shares at a conversion rate of $4 per common share. The Company recorded the settlement as contributions of capital and no gain or loss was recorded.

The Company accrued dividends in the amount of $71,240 on the Series X Preferred Stock for the year ended December 31, 2024. As of December 31, 2024, the Company had $0 in accrued dividends on the Series X Preferred Stock.

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

Stock Options

On January 21, 2021, the Company filed a Form S-8 containing the Mitesco Omnibus Securities and Incentive Plan (“the Plan”) with the SEC. In Sections 4.2 and 4.3 of the Plan it is noted that the Board of Directors has the authority for the administration of the Plan. On January 7, 2024, the Board of Directors voted to a) cancel, revoke and terminate any previously issued options that have not already been exercised. For a number of technical reasons, the Plan is no longer valid, and in addition to cancellation of any outstanding options, the Board has voted to formally terminate the Plan as of January 7, 2024.

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2022	310,692	$10.01
Granted	-	-
Cancelled/Expired	(209,758)	$10.00
Exercised	-	-
Outstanding at December 31, 2023	100,934	$10.05
Granted	-	-
Cancelled/Expired	(100,934)	$10.05
Exercised	-	-
Outstanding at December 31, 2024	-	$-
Options vested and exercisable	-	$-

Warrants

The Company has announced that it intends to cancel all outstanding warrants, and certain language to complete this has been added to all documents related to the conversion of outstanding debts, notes, accounts payable and other senior securities. The following table summarizes the warrants outstanding on December 31, 2024, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$25.00	7,717	2.04	25.00	7,717	25.00
37.50	33,050	1.93	37.50	33,050	37.50
	40,767	1.95	$31.26	40,767	$31.26

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2022	672,334	$30.68
Granted	874	$2.50
Exercised	-	$-
Outstanding at December 31, 2023	673,208	$30.64
Granted	-	$-
Cancelled	(632,441)	$(29,87)
Exercised	-	$-
Outstanding at December 31, 2024	40,767	$35.13

During the year end December 31, 2024, in connection with the settlements of debt, Series D preferred and Series F preferred, the investors also agreed to cancel their outstanding warrants in connections with the settlement transactions.

At December 31, 2024, there was no intrinsic value on the issued or vested warrants.

Note 15: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2024, and 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,685,675	$4,685,675

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$152,945	$152,945

Note 16: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $60.7 million and $13.6 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the years ended December 31, 2024, and 2023, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2024		2023

Expected tax at statutory rates	$(528,000)	21%	$(3,463,000)	21%
Permanent Differences	(4,000)	0%	7,000	0%
State Income Tax, Net of Federal benefit	1,019,000	(62)%	(418,000)	1%
Other	1,564,000	(41)%	(95,000)	2%
Current Year Change in Valuation Allowance	(2,051,000)	82%	3,969,000	(24)%
Prior Year True-Ups	-	0%	-	0%
Income tax expense	$-	0%	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024, and 2023, significant components of the Company’s deferred tax assets are as follows:

	As of
	December 31, 2024	December 31, 2023
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$141,000
ASC842-ROU Asset	-	-
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(869,000)	(16,000)
Waiver and commitment fee shares	-	-
Stock based compensation	(304,000)	(171,000)
Depreciation	3,000	3,000
Net operating loss	12,462,000	13,529,000
Net deferred tax assets (liabilities)	12,255,000	14,308,000
Valuation allowance	(12,255,000)	(14,308,000)
Net deferred tax assets (liabilities)	$-	$-

Note 17: Commitments and Contingencies

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

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA			$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$52,195	$540,686	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$25,987	$451,337	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,266	1/22/2024	10%	$39,169	$454,775	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,576	10/3/2022	10%	$49,200	$268,200	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,000				$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$348,764	11/14/2023	12%	47,356	$396,120	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,447			$213,907	$2,666,675

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

During the year ending December 31, 2024, the Company recorded interest expense of $213,907 related to the above settlements based on the statutory rates of the courts in the respective locations.

Note 18: Subsequent Events

During January 2025 we issued 12,074 shares of restricted common stock in payment of dividends for the Series X preferred shares to four (4) holders.

During January 2025 we received $100,000 of funding from three (3) institutional investors and issued 4,000 shares of Series A Preferred shares in consideration of this funding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2024, the Board of Directors approved the engagement of Accell Audit & Compliance, P.A. (“Accell”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023. On June 12, 2024, the Company was informed that Accell was ceasing to provide PCAOB audit services. It is our understanding that certain of the audit principals of Accell are now a part of Astra Audit and Advisory, LLP (“Astra”), and as such we appointed Astra Audit as the Company’s independent registered public accounting firm for the year ending December 31, 2024.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report, the Board has determined these were deemed not effective and has undertaken to address the shortcomings by:

a.	adding additional and more qualified staff;

b.	reviewing structure and procedures implemented by similarly situated publicly held companies; and

c.	changes in process prior to any further acquisition or financing activity.

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

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2024 were (i) lack of segregation of duties, and (ii) lack of sufficient resources with appropriate accounting experience ), especially with regards to equity-based transactions and tax accounting expertise.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024. This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only with the disclosure under this Item 9A in this annual report.

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

We are not aware of any material cybersecurity violation or occurrence. We believe our efforts toward prevention of such violation or occurrence, including system design and controls, processes and procedures, training and monitoring of system access, but may not prevent unauthorized access to our systems.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

CURRENT BOARD OF DIRECTORS AND MANAGEMENT

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as December 31, 2024:

Board of Directors

Name	Position	Age	Date Appointed	Date Resigned
Current Board
Mack Leath	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, Director	68	12/15/2023	in place
John Mitchell	Director, Secretary	56	12/15/2023	in place
Dr. Jordan Balencic	Independent Director	39	12/15/2023	in place

Current Board and Management

Mr. Mack Leath, age 68, is a Director who also serves as CEO, CFO and Chairman of the Board of Directors. He is a senior executive with 30 + years’ experience in business management, including a number of rapid growth and start-up situations. He has been a sales and marketing professional in Petro-chemical distribution, software and construction related products as well as healthcare. His roles include financial management and capital markets. He has previously served on the Board of the Company from September 2016 until May 2017 where he assisted in restructuring and evaluating various business situations.

Mr. Leath has held several positions with several software companies. He is the founder and Vice President of Business Development for Araicom Life Sciences, a literature search software start-up, Medsoftccs, LLC a software solution focused on assisting HR functions with nursing compliance issues and represents WVI Enterprise Companion, a software operating environment for the petro-chemical industries. His involvement with each organization has varied with his primary focus being development and implementation of the business plans, raising investment capital (angel), marketing and sales. Most recently, Mr. Leath is a partner in CLRM which assesses GHG’s to trade in environmental carbon credit market and assists in improving fuel economies and emissions for long haul trucks.

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

Mr. Leath graduated from North Carolina State University with a B.S. in Business Administration; 1986.

Dr. Jordan Balencic, age 39, is a Director. His employment history includes positions in both the healthcare arena, and as an entrepreneur. His healthcare experience is as follows: From October 2016 until the present, he has served as the Service Chief, Medical Director, and a staff physician for Home Based Primary Care (HBPC) November for the U.S. Department of Veterans Affairs, Veterans Health Administration Lebanon, PA (Lebanon VA Medical Center).

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

Mr. John Mitchell, age 56, a Director who also serves as Secretary and Treasurer, has been an independent business owner and advisor since 2001 until present with an emphasis on the lighting and electrical products area in the yachting industry, as well as certain home improvement business activities. From 1997 until 2001 he was employed by Microsoft Corporation as a recruiter. From 1989 until 1997 Mr. Mitchell served in the U.S. Marine Corps, most recently as Sergeant E-5. Mr. Mitchell provided bridge financing to the Company in September 2022.

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

Director Independence

While the Company’s shares are not listed on the NASDAQ Capital Market, the Company has chosen to implement NASDAQ’s independence standards to determine the independence of our board of directors. Accordingly, Dr. Jordan Balencic is currently the only independent board member in accordance with NASDAQ independence standards. Our Board determined that Mr. Leath and Mr. Mitchell, are not independent directors as a result of being an executive officer to the Company.

Advisory Board

The Board of Directors authorized the creation of a new Advisory Board whose participants shall include subject matter experts in certain business areas under consideration by the Company. These positions are “non-executive” and as such are not governed by Section 16 of the Securities Act. The members of the advisory board do not have the authority to vote on matters brought to the Board of Directors and may only attend a meeting of the board of directors if they are invited. Also, the members of the advisory board are not bound by fiduciary duties and are not entitled to indemnification.

The members of the Advisory Board are executives whose careers have focused on infrastructure related technology, cybersecurity, data center business development and data center systems software, and digital marketing as noted here:

1)	Kristen Plybon is a cybersecurity professional with a strong background in data privacy with CIPP/US and CIPP/E certifications. She is a licensed attorney with a deep understanding of state, federal, and global data protection laws and regulations.

2)	Nathaniel Wade is a professional specializing in cybersecurity and enterprise IT operations for a number of well-known Fortune 1,000, Department of Defense (DoD), and Federal Civilian (FedCiv) agencies specializing in design and implementation of cybersecurity programs for public safety, national defense, and intelligence communication systems;

3)	Tom Simon, the owner of Synthos, LLC, a Seattle-based provider of development and support services specializing in GIS. Synthos’ services include data procurement and analysis, and spatial and statistical analysis using industry leading applications such as ESRI’s Arc-Info and Trimble Navigation.

4)	Chris McLoughlin has spent his career in software and systems development and is an owner of Accucom Consulting, Inc., which specializes in network infrastructure, and Sentry RMS, which provides software to the public safety sector including various state and municipal law enforcement and fire agencies.

5)	Gabriel Crawford has over 20 years of experience in data center development from location selection through power distribution engineering and financial structuring including co-location, data center design, key account recruitment and multi-site data distribution.

6)	Jim Clifton is a seasoned Software Field Sales Director with over 20 years of experience in driving business growth through innovative go-to-market sales strategies focused on systems software, modern infrastructure, and data analytics and innovative implementation to improve productivity across corporations and workforces worldwide.

7)	Mr. Marty Valania is a senior executive whose career has focused on the use of digital marketing in support of the newspaper industry, for both businesses (B2B), and direct to consumer selling. He is focused on assisting the Company establish a digital marketing operation in support of both their internal needs, and as a service to third parties.

Board of Directors Committees

The Company currently has audit and compensation committees of the board of directors. The Company may elect to may create additional Board committees when it applies to an up-listing to a senior exchange.

Audit Committee

The Company has appointed Dr. Balencic as the sole member of the audit committee. Dr. Balencic is independent under the Nasdaq Listing Rules independence standards. Our audit committee is comprised of one independent board member. The audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our board of directors in monitoring our financial systems, and overseeing legal, healthcare, and regulatory compliance. Our audit committee also:

●	selects and hires the independent registered public accounting firm to audit our financial statements;

●	helps to ensure the independence and performance of the independent registered public accounting firm;

●	approves audit and non-audit services and fees;

●	reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	prepares the audit committee report that the SEC requires to be included in our annual proxy statement;

●	reviews reports and communications from the independent registered public accounting firm;

●	reviews the adequacy and effectiveness of our internal controls and procedure;

●	reviews our policies on risk assessment and risk management;

●	reviews related party transactions; and

●	establishes and oversees procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter, which satisfies the applicable rules of the SEC.

Compensation Committee

Mr. Leath and Mr. Mitchell currently serve as members of the compensation committee. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

●	oversees our overall compensation policies, plans and benefit programs;

●	reviews and recommends to our board of directors for approval compensation for our executive officers and directors;

●	prepares the compensation committee report that the SEC would require to be included in our annual proxy statement if we were no longer deemed to be an emerging growth company or a smaller reporting company; and

●	administers our equity compensation plans.

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors, our executive officers, and our employees, and outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

o	Compliance with applicable laws and regulations

o	Handling of books and records

o	Public disclosure reporting

o	Insider trading

o	Discrimination and harassment

o	Health and safety

o	Conflicts of interest

o	Competition and fair dealings

o	Protection of Company asset

EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2024 and 2023.

Summary Compensation Table

		Salary	Salary
		earned	earned				Non-Equity	Nonqualified
		and	and				Incentive	Deferred	All
Name and		paid	unpaid		Stock	Option	Plan	Compensation	Other
Principal		in cash	in cash	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)		($)

Mack Leath	2024	-	-	-	-	-	-	-	-		-
Chief Executive Officer and Chief Financial Officer	2023	-	-	-	-	-	-	-	-		-

Lawrence Diamond	2024	-	-	-	-	-	-	-	-		-
Former Chief Executive Officer	2023	7,000	233,385	-	-	-	-	-	634,114	(a)	874,499

Thomas Brodmerkel	2024	-	-	-	-	-	-	-
Former Chief Financial Officer	2023	-	115,385	-	-	-	-	-	95,791	(a)	211,176

(a)	Consists of an equity incentive for the conversion of notes and accrued compensation into Series F preferred shares. These shares have now been fully extinguished as a part of the FY2024 Restructuring.

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution, or other deferred compensation plans to our executive officers.

Outstanding Equity Awards at December 31, 2024

In January 2024 the Board of Directors terminated the stock option plan, and all previously issued options. As a result there are no outstanding options at this time.

DIRECTOR COMPENSATION

The following table sets forth, for the year ended December 31, 2024, information relating to the compensation of each director who served on our Board of Directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year, as well as an issuance in consideration of their contributions outside of their role as a director.

Director Compensation for FY2024

	CASH PAYMENTS	SERIES X PREFERRED SHARES	RESTRICTED COMMON STOCK PERFORMANCE AWARDS	VALUE OF PERFORMANCE REWARD	TOTAL COMPENSATION
LEATH		$60,000	250,000	$75,000	$135,000
BALENCIC		$60,000	250,000	$75,000	$135,000
MITCHELL	$28,000	$60,000	250,000	$75,000	$163,000

The Company appointed three (3) new Directors on December 15, 2023. They elected to receive no compensation for 2023.

They have agreed to serve for one (1) year terms and have agreed to a compensation plan that provides for a) $60,000 per year stipend to be paid by the issuance of Series X Preferred Stock, and b) reimbursement of any real and actual cash expenses incurred in the execution of their responsibilities such as travel, office supplies or similar nominal expenses, c) potential performance awards using restricted common stock based on the performance of the Company in its restructuring and operations.

The Series X Preferred shares have a face value of $25 per share and pay dividends of 10% in cash or through the issuance of restricted common stock monthly. All dividends to date for previously issued shares have been paid through the issuance of restricted common stock, and it is anticipated that this practice will continue indefinitely.

For 2024, in conjunction with their appointments, each of the Directors will receive a total of 2,400 shares of Series X Preferred stock. Each share has voting rights entitling it to four hundred (400) votes, when compared to common stock which has one (1) vote per share. As such each director will be entitled to 960,000 share votes on any matter requiring a vote.

In July 2024 each of the Directors were issued 100,000 shares of restricted common stock in consideration of their contributions over and above their role as a member of the Board of Directors. The shares were valued at $.25 per share, and the Company recorded stock compensation of $5,000 for each issuance, $75,000 in aggregate, related to the issuance.

In November 2024 each of the Directors were issued 150,000 shares of restricted common stock in consideration of their contributions over and above their role as a member of the Board of Directors. The shares were valued at $.34 per share, $51,000 for each director, or $153,000 in total, per share, and the Company recorded stock compensation of $51,000 for each issuance, $153,000 in aggregate, related to the issuance.

During FY2024 the Directors also received 8,661 shares of restricted common stock in payment of dividends for the Series X Preferred shares, valued at $2,165 each. Mr. Mitchell was compensated with $28,000 in cash consideration for his time providing administrative support.

This brings the total compensation for each Director for FY2024 to $137,165, consisting of a) an annual stipend of $60,000 paid in the form of the issuance of 2,400 shares of Series X Preferred shares, and b) 250,000 shares of restricted common stock issued for services and performance outside of their Board responsibilities in two (2) separate issuances, one for the first half of FY2024 of 100,000 shares, and a second for the last half of FY2024 of 150,000 shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 22, 2025, regarding the beneficial ownership of our Common Stock and Series X Preferred Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 22, 2025, we had 9,774,332 shares of Common Stock issued and outstanding, and 19,703 shares of Series X Preferred Stock issued and outstanding, having an aggregate of 17,543,458 votes. Unless otherwise indicated, the address of each of the stockholders listed is 1660 Highway 100 South, Suite 432, Saint Louis Park, Minnesota 55416. Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the Record Date and shares of Common Stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

Common shares outstanding at March 22, 2025	9,774,332	Preferred X shares outstanding at March 22, 2025	19,703	Votes from Preferred X super voting rights:	7,881,200		Total voting shares including common and super votes from Preferred X	17,543,458

Name	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock Beneficially Owned	Number of Shares of Series X Preferred Stock	Percentage of Series X Preferred Stock	Number of votes at 400 per share	Add common shares held at March 22, 2025	Total Votes	% of the Total Votes
MACK LEATH (1)	379,494	3.88%	2,400	12.18%	960,000	379,494	1,339,494	7.59%
JORDAN BALENCIC	258,661	2.65%	2,400	12.18%	960,000	258,661	1,218,661	6.90%
JOHN MITCHELL	300,040	3.07%	2,400	12.18%	960,000	300,040	1,260,040	7.14%
Current Executive Officers and Directors as a group (3 Persons)	938,195	9.60%	7,200	36.54%	2,880,000	938,195	3,818,195	21.63%

5% or more shareholders
ANGLO IRISH MANAGEMENT LLC (2)	171,967	1.76%	12,503	63.46%	5,001,200	164,306	5,165,506	29.30%
ANSON INVESTMENTS, ET AL	868,358	8.9%	-	-	-	868,358	868,358	4.9%

(1)	includes 100,000 shares issued to a family member for acquisition of a software business

(2)	Based solely on representation by Anglo Irish Management LLC (“Anglo”). During FY2024 Anglo received 45,122 shares of common stock as interest earned on shares of the Series X Preferred Stock and owns 12,503 shares of Series X Preferred. Daniel Hollis is the Manager of Anglo Irish Management LLC, and its business address is 9057A Selborne Lane, Chatt Hills, GA 30268.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2024, and 2023:

	1.	Report of Independent Registered Public Accounting Firm

	3.	Consolidated Balance Sheets as of December 31, 2024, and 2023

	4.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, and 2023

	5.	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, and 2023

	6.	Consolidated Statements of Cash Flows for the years ended December 31, 2024, and 2023

	7.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

Unless otherwise indicated, each of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company under File No. 000-53601.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.1	1/31/2012

3.2	Bylaws of Trunity Holdings, Inc., dated January 18, 2012.	8-K	10.2	1/31/2012

3.3	Certificate of Ownership Merging between Trunity Holdings, Inc. and Brain Tree International, Inc. dated January 24, 2012.	10-K	3.3	4/16/2013

3.4	Certificate of Designation of Series X Preferred Stock of Trunity Holdings, Inc., dated December 9, 2015.	8-K	3.1	12/15/2015

3.5	Certificate of Amendment to the Certificate of Incorporation of Trunity Holdings, Inc., dated December 24, 2015.	8-K	3.1(i)	1/06/2016

3.6	Certificate of Designations of Series X Preferred Stock of True Nature Holding, Inc.	8-K	3.6	1/06/2020

3.7	Form of Amended and Restated Certificate of Designations of Series A Preferred Stock of True Nature Holding, Inc.	8-K	3.07	3/13/2020

3.8	Certificate of Amendment of the Certificate of Incorporation of True Nature Holding, Inc. dated April 21, 2020.	10-Q	3.7	8/14/2020

3.9	Certificate of Amendment of Certificate of Incorporation, dated as of November 5, 2020, correcting December 24, 2015, Certificate of Amendment.	10-Q	3.8	11/13/2020

3.10	Bylaws of Mitesco, Inc., as amended, dated November 10, 2020.	10-Q	3.9	11/13/2020

4.1*	Trunity Holdings, Inc. 2012 Employee, Director, and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

4.2	Convertible Promissory Note issued by True Nature Holding, Inc. on November 26, 2018, to Auctus Fund, LLC.	8-K	4.2	1/14/2019

4.3	Convertible Promissory Note issued by True Nature Holding, Inc. on December 19, 2018, to Crown Bridge Partners, LLC.	8-K	4.3	1/14/2019

4.4	Convertible Promissory Note issued by True Nature Holding, Inc. on January 2, 2019, to Power Up Lending Group Ltd.	8-K	4.4	1/14/2019

4.5*	Mitesco, Inc. 2021 Omnibus Securities and Incentive Plan (File No. 333-252293)	S-8	4.1	01/21/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	4.6	04/05/2022

10.1	Agreement and Plan of Merger, dated as of January 24, 2011, by and among Trunity Holdings, Inc., Trunity Acquisitions Corp. and Trunity, Inc.	8-K	10.5	1/31/2012

10.2	Stock Purchase Agreement between dated as of January 24, 2012, by and among George Norman, Donna Norman, Lane Clissold, Trunity Holdings, Inc. and Trunity, Inc.	8-K	10.3	1/31/2012

10.3	Agreement and Plan of Merger, dated as of January 24, 2012, by and among Brain Tree International, Inc. and Trunity Holdings, Inc.	8-K	10.4	1/31/2012

10.4	Investment Project Contract dated as of March 18, 2013, among Trunity, Inc., InnSoluTech LLP and Educom Ltd.	10-K	10.5	4/16/2013

10.5	Trunity Holdings, Inc. 2012 Employee, Director, and Consultant Stock Option Plan.	10-K	10.4	4/16/2013

10.6	License Agreement dated as of March 20, 2013, between Trunity, Inc. and Educom Ltd.	10-K	10.7	4/16/2013

10.7	Share Purchase Agreement dated as of March 20, 2013, between Trunity, Inc. and InnSoluTech LLP.	10-K	10.6	4/16/2013

10.8	Memorandum of Understanding Regarding Trunity Holdings, Inc. and PIC Partners dated as of April 17, 2013, by and between Pan-African Investment Company and Trunity Holdings, Inc.	10-K	10.13	4/15/2014

10.9	Subscription Agreement dated May 28, 2013, between Trunity Holdings, Inc., and Pan African Investment Company.	10-K	10.9	4/15/2014

10.10*	Form of Indemnification Agreement between Trunity Holdings, Inc., and its Directors.	10-K	10.8	4/16/2013

10.11	The Indemnification Agreement dated May 30, 2013, between Trunity Holdings, Inc., and Dana M. Reed.	10-K	10.12	4/15/2014

10.12	Voting Agreement dated May 30, 2013, by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC.	10-K	10.11	4/15/2014

10.13	Investors Rights Agreement dated May 30, 2013, between Trunity Holdings, Inc., and Pan African Investment Company.	10-K	10.10	4/15/2014

10.14	Voting Agreement dated June 5, 2013, by and among Trunity Holdings, Inc., Terry Anderton, RRM Ventures, LLC, Aureus Investments, LLC and Pan-African Investment Company, LLC. (File No. 005-86722)	13D	C	7/25/2013

10.15	Investors Rights Agreement dated June 5, 2013, between Trunity Holdings, Inc., and Pan African Investment Company.	13D	D	7/25/2013

10.16	Non-Qualified Stock Option Agreement dated as of December 23, 2013, between Arol Buntzman and Trunity Holdings, Inc.	10-K	10.14	4/15/2014

10.17	Securities Purchase Agreement dated as of November 5, 2014, by and between Trunity Holdings, Inc. and Peak One Opportunity Fund, L.P.	10-Q	10.15	11/25/2014

10.18	Consulting Agreement dated as of December 1, 2015, by and between Trunity Holdings, Inc., and Stephen Keaveney.	8-K	10.2	12/15/2015

10.19	Securities Exchange Agreement dated as of December 9, 2015, by and among Trunity Holdings, Inc., and the Members of Newco4Pharmacy, LLC.	8-K	10.1	12/15/2015

10.20	Spin-off and Asset Transfer Agreement dated as of December 31, 2015, by and among Trunity Holdings, Inc., Trunity, Inc., a Delaware corporation, and Trunity, Inc., a Florida corporation.	8-K	10.1	1/06/2016

10.21	Asset Purchase Agreement, dated September 30, 2016, by and among True Nature Holding, Inc., P3 Compounding Of Georgia, LLC, and ICP Holdings, LLC	8-K	10.1	10/05/2016

10.22	Consulting Agreement, dated June 8, 2017, between True Nature Holding, Inc. and Resources Unlimited NW LLC.	8-K	10.1	6/15/2017

10.23	Note Payable by True Nature Holding, Inc. to Stephen Keaveney, dated July 10, 2017.	10-Q	10.1	8/18/2017

10.24	Convertible Promissory Note issued by True Nature Holding, Inc. on July 5, 2018, to Power Up Lending Group Ltd.	8-K	4.1	7/13/2018

10.25	Securities Purchase Agreement, dated July 5, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	4.2	7/13/2018

10.26	Equity Financing Agreement, August 9, 2018, between True Nature Holding, Inc. and GHS Investments, LLC.	8-K	10.1	8/16/2018

10.27	Registration Rights Agreement, dated August 9, 2018, between True Nature Holding, Inc. and GHS Investments, LLC	8-K	10.2	8/16/2018

10.28	Convertible Promissory Note issued by True Nature Holding, Inc. on September 18, 2018, to Power Up Lending Group Ltd.	8-K	4.1	9/28/2018

10.29	Securities Purchase Agreement, dated September 18, 2018, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	9/28/2018

10.30	Convertible Promissory Note issued by True Nature Holding, Inc. on November 9, 2018, to Power Up Lending Group Ltd.	8-K	4.1	1/14/2019

10.31	Securities Purchase Agreement, dated November 9, 2018, between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.1	1/14/2019

10.32	Securities Purchase Agreement, dated November 26, 2018, by and between True Nature Holding, Inc. and Auctus Fund, LLC.	8-K	10.2	1/14/2019

10.33	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on November 26, 2018, to Auctus Fund, LLC.	8-K	10.5	1/14/2019

10.34	Securities Purchase Agreement, dated December 19, 2018, between True Nature Holding, Inc. and Crown Bridge Partners, LLC.	8-K	10.3	1/14/2019

10.35	Common Stock Purchase Warrant issued by True Nature Holding, Inc. on December 19, 2018, to Crown Bridge Partners, LLC.	8-K	10.6	1/14/2019

10.36	Securities Purchase Agreement, dated January 2, 2019, by and between True Nature Holding, Inc. and Power Up Lending Group Ltd.	8-K	10.4	1/14/2019

10.37*	Senior Executive Employment Agreement effective as of October 1, 2019, between True Nature Holding Inc. and M. Lawrence Diamond	8-K	10.3	10/16/2019

10.38*	Senior Executive Employment Agreement effective as of November 4, 2019, between True Nature Holding Inc. and Julie R. Smith	8-K	10.2	10/16/2019

10.39*	Form of Board of Directors Advisory Agreement, dated as of December 26, 2019, between True Nature Holding Inc. and its Board Members	8-K	10.03	1/06/2020

10.40	Asset Purchase Agreement, dated as of March 2, 2020, by and among My Care, LLC and True Nature Holding, Inc.	8-K	10.1	3/13/2020

10.41	Convertible Redeemable Promissory Note issued by True Nature Holding, Inc. on April 8, 2020, to Eagle Equities, LLC.	8-K	4.01	4/17/2020

10.42	Securities Purchase Agreement, dated April 8, 2020, between True Nature Holding, Inc. and Eagle Equities, LLC.	8-K	4.02	4/17/2020

10.43	Promissory Note issued by Bank of America, NA on April 25, 2020, to True Nature Holding, Inc.	8-K	10.1	5/11/2020

10.44*	Board of Directors Advisory Agreement, dated June 1, 2020, between Mitesco, Inc. and Faraz Paqvi.	8-K	5.01	7/13/2020

10.45	Convertible Redeemable Note, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC Inc.	8-K	4.01	8/05/2020

10.46	Securities Purchase Agreement, dated July 1, 2020, between Mitesco, Inc. and Eagle Equities, LLC.	8-K	10.01	8/05/2020

10.47	Consulting Advisor Agreement, dated July 8, 2020, between Mitesco, Inc. and Michael Loiacono.	8-K	10.1	7/08/2020

10.48*	Board of Directors Advisory Agreement, dated August 1, 2020, between Mitesco, Inc. and Juan Carlos Iturregui.	8-K	10.02	8/05/2020

10.49	Securities Purchase Agreement, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	8/27/2020

10.50	Convertible Redeemable Promissory Note, dated August 20, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	8/27/2020

10.51	Securities Purchase Agreement, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	10/06/2020

10.52	Convertible Redeemable Promissory Note, dated September 30, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	10/06/2020

10.53	Form of lease agreement between The Good Clinic, LLC, and LMC NE Minneapolis Holdings, LLC, dated October 19, 2020.	10-Q	10.4	11/13/2020

10.54	Securities Purchase Agreement, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	11/06/2020

10.55	Convertible Redeemable Promissory Note, dated October 29, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	11/06/2020

10.56	Securities Purchase Agreement, dated December 9, 2020, between Mitesco, Inc. and Eagle Equities, Inc.	8-K	10.01	12/15/2020

10.57	Convertible Redeemable Promissory Note, dated December 9, 2020, between Mitesco, Inc. and Eagle Equities Inc.	8-K	4.01	12/15/2020

10.61	Employment Agreement by and between Phillip Keller and Mitesco, Inc., dated as of March 17, 2021.	8-K	10.1	03/17/2021

21.1	Subsidiaries of the Registrant	X

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: March 31, 2025	By:	/s/ Mack Leath
Mack Leath Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant, Mitesco, Inc., and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Mack Leath	March 31, 2025
Mack Leath
Chief Executive Officer, Chief Financial Officer and Chairperson of the Board of Directors
(Principal Executive Officer)

/s/ John Mitchell	March 31, 2025
John Mitchell
Secretary and Director

/s/ Dr. Jordan Balencic	March 31, 2025
Jordan Balencic
Director