Form 10-Q
period 2025-03-31
Mitesco, Inc.
filed 2025-05-15
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025 the registrant had 11,307,010 shares of common stock issued and outstanding.

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$189	$3,402
Accounts receivable	43,700	29,700
Prepaid expenses and other current assets	3,613	4,968
Total current assets	47,502	38,070

Intangible assets, net	142,084	151,771

Total Assets	$189,586	$189,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,335,327	$4,167,061
Accrued interest	389,537	374,376
Accrued interest - related parties	24,844	22,547
Derivative liabilities	323,030	4,685,675
Royalty payable	150,000	150,000
Lease liability - operating leases, current	99,477	99,477
Notes payable, net of discounts	548,137	548,137
Notes payable - related parties, net of discounts	64,044	64,044
SBA loan payable	387,961	393,761
Other current liabilities	96,136	96,136
Preferred stock dividends payable - related parties	14,827	14,439
Legal settlements	2,715,175	2,666,675
Series A preferred stock liability, current	5,873,236	5,160,815
Total current liabilities	15,021,731	18,443,143

Series A preferred stock liability, non-current	7,319,400	8,162,644

Total liabilities	22,341,131	26,605,787

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 31,427 shares designated Series X:
Preferred stock, Series D, $0.01 par value, 25,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024	250	250
Preferred stock, Series E, $0.01 par value, no shares issued and outstanding as of March 31, 2025, and December 31, 2024	-	-
Preferred stock, Series F, $0.01 par value, no shares issued and outstanding as of March 31, 2025, and December 31, 2024	-	-
Preferred stock, Series X, $0.01 par value, 19,703 shares issued and outstanding at March 31, 2025, and December 31, 2024	197	197
Common stock, $0.01 par value, 500,000,000 shares authorized, 11,157,010 and 9,762,258 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	111,571	97,623
Additional paid-in capital	38,141,452	37,341,335
Accumulated deficit	(60,405,015)	(63,855,351)
Total stockholders’ equity (deficit)	(22,151,545)	(26,415,946)

Total liabilities and stockholders’ equity (deficit)	$189,586	$189,841

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue	$17,000	$-

Operating expenses:
Cost of operations	5,282	-
General and administrative	278,704	135,476

Total operating expenses	283,986	135,476

Net Operating Loss	(266,986)	(135,476)

Other income (expense):
Interest expense	(392,049)	(46,130)
Interest expense - related parties	(2,297)	(5,075)
Gain on settlement of operating leases	-	233,205
Loss on revaluation of Series A preferred shares	(250,977)	-
Gain on revaluation of derivative liabilities	4,362,645	-
Total other income	3,717,322	182,000

Income before provision for income taxes	3,450,336	46,524
Provision for income taxes	-	-

Net income	$3,450,336	$46,524

Preferred stock dividends	(12,314)	(550,312)
Preferred stock dividends - related parties	(388)	(88,253)

Net income (loss) available to common shareholders	$3,437,634	$(592,041)

Net income (loss) per share - basic	$0.35	$(0.11)
Net loss per share - diluted	$(0.08)	$(0.11)

Weighted average shares outstanding – basic	9,772,319	5,593,991
Weighted average shares outstanding – diluted	11,985,026	5,593,991

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

	Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	25,000	$250	-	$-	19,703	$197	9,762,258	$97,623	$37,341,335	$(63,855,351)	$(26,415,946)

Shares issued for Series A redemptions	-	-	-	-	-	-	1,366,394	13,664	794,539	-	808,203
Shares issued for Series X dividends	-	-	-	-	-	-	28,358	284	12,030	-	12,314
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,702)	-	(12,702)
Net income	-	-	-	-	-	-	-	-	-	3,450,336	3,450,336

Balance, March 31, 2025	25,000	$250	-	$-	19,703	$197	11,157,010	$111,571	$38,141,452	$(60,405,015)	$(22,151,545)

Balance, December 31, 2023	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$(62,046,824)	$(14,131,757)

Shares issued for Series X dividends	-	-	-	-	-	-	66,070	661	52,195	-	52,856
Preferred stock dividends	-	-	-	-	-	-	-	-	(638,565)	-	(638,565)
Net income	-	-	-	-	-	-	-	-	-	46,524	46,524

Balance, March 31, 2024	250,000	$2,500	20,057	$201	24,227	$242	5,634,027	$56,341	$47,270,074	$(62,000,300)	$(14,670,942)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,450,336	$46,524
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	9,687	-
Stock-based compensation	6,250	-
Accretion of Series A preferred recorded as interest expense	326,403	-
Loss on revaluation of Series A preferred	250,977	-
Gain on lease terminations	-	(233,205)
Gain on revaluation of derivative liabilities	(4,362,645)	-
Changes in operating assets and liabilities:
Accounts receivable	(14,000)	-
Prepaid expenses	1,355	(15,000)
Accounts payable and accrued liabilities	216,766	21,209
Other current liabilities	-	(25,000)
Accrued interest	15,161	40,623
Accrued interest - related parties	2,297	10,582
Net cash used in operating activities	(97,413)	(154,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA Loan	(5,800)	(7,786)
Proceeds from sale of Series A preferred stock	100,000	-
Proceeds from notes payable	-	200,000
Net cash provided by financing activities	94,200	192,214

Net change in cash	(3,213)	37,947
Cash at beginning of period	3,402	2,838
Cash at end of period	$189	$40,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,128	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Preferred stock dividends	$12,702	$638,565
Shares issued for Series X dividends	$12,314	$52,856
Shares issued for redemption of Series A preferred stock	$808,203	$-

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

In June 2024 we announced the formation of two (2) new wholly owned business units, Centcore, LLC (“Centcore”) that is providing datacenter services including cloud computing and application hosting, and Vero Technology Ventures, LLC (“VTV”), whose aim is to seek investment and acquisition opportunities, generally in the areas of cloud computing and datacenter related applications.

Centcore has two (2) areas of focus. The first, generic datacenter services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our datacenter where we maintain the computing, communications and backup environment. We currently offer services through a “co-location” agreement with a datacenter based in Melbourne, Florida, which has relationships with eight (8) other datacenters worldwide. Using this approach, we have an ability to rapidly expand the size of our computing resources quickly, at minimal expense. Over time we expect to create similar situations with other datacenters worldwide based on our clients’ specific needs.

The second focus involves hosting software applications developed by software vendors, from which they will sell the use of the software by their end user clients on a “cloud” basis. By taking this approach, we gain the business of the vendor, and potentially their clients, allowing us to grow at a faster rate with lower cost of sales. We have developed the “Centcore Partner Program” where we will help promote the software vendors who are hosting in our datacenters. If we are successful helping the vendor grow his business, we will have provided a “value added service”, and benefit from increased utilization of our computing resources by not only the vendor, but also his new end user clients. Our initial focus for this area is on software providers who serve the “technology infrastructure” market doing design, engineering, construction and maintenance of significant systems. We desire to create “life cycle” relationships as the design, construction and operational life of these systems includes document management and performance modelling over years, often from 5 to 20 years.

We have retained experienced professionals in the datacenter, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally. We have also formed an “Advisory Board” where individuals with experience in business areas where we have interest have agreed to assist us, receiving a nominal issuance of restricted common stock, in consideration of their advice.

The Vero Technology Ventures arm is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. (VTV) is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate using cloud computing-based software. It is currently in development of a new sales automation tool set deemed the ‘Robo Agent’ application. This software is intended to utilize A.I. to promote more efficient sales and marketing within certain direct to consumer (D2C) markets, and with highly targeted market research. This initial effort dubbed “Robo Agent”, is expected to be available for initial users in Q3 of FY2025. Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

Note 2: Going Concern

As of March 31, 2025, the Company had cash and cash equivalents of approximately $200, current liabilities of approximately $15 million, and has incurred significant losses from the previous clinic operations. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan. As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

The consolidated financial statements and related disclosures as of March 31, 2025, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024, and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

Segments - The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, and income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Per Share Data - Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments.

The following table presents the effect of potential dilutive issuances for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024

Net income (loss) attributable to common stockholders	$3,437,634	$(46,524)
Preferred stock dividends	1,580	-
Derivative gain	(4,362,645)	-
Interest expense associated with convertible debt	19,159	-
Net loss for dilutive calculation	(904,272)	(46,524)

Weighted average shares outstanding	9,772,319	5,593,991
Dilutive effect of preferred stock	126,748	-
Dilutive effect of convertible debt	2,045,192	-
Dilutive effect of common stock warrants	40,767	-
Weighted average shares outstanding for diluted net income (loss) per share	11,985,026	5,593,991

During the three months ended March 31, 2025 the effect of 3,298,159 shares issuable upon the conversion of Series A preferred shares were anti-dilutive and are not included in the computation of dilutive earnings per share. During the three months ended March 31, 2024 the effect of 1,200,908 shares issuable upon conversions of the Series D preferred shares, 2,248,661 shares issuable upon the conversion of convertible notes, and 686,875 shares issuable upon exercise of the outstanding warrants and stock options were anti-dilutive and not included in the computation of dilutive earnings per share.

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

Note 5: Intangible assets

The following table represents the balances of intangible assets as of March 31, 2025 and December 31, 2024;

	March 31, 2025	December 31, 2024
Website Domains	$155,000	$155,000

Total Intangible assets	155,000	155,000

Accumulated Amortization – website domains	(12,916)	(3,229)
Net intangible assets	$142,084	$151,771

On December 6, 2024, the Company closed on its acquisition of the AgingTopic Business and allocated the entire $155,000 purchase price to domain name assets with an estimated life of 4 years.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of March 31, 2025:

For the year ended December 31,	Amount
2025 (9 months remaining)	$29,063
2026	38,750
2027	38,750
2028	35,521
2029 and Thereafter	-
Total remaining intangibles amortization	142,084

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Trade accounts payable	$3,740,721	$3,677,455
Accrued payroll and payroll taxes	594,606	489,606
Total accounts payable and accrued liabilities	$4,335,327	$4,167,061

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. As of March 31,2025 the Company had impaired all balances of the related right to use assets.

Operating lease liabilities are summarized below:

	March 31, 2025	December 31, 2024
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2024, or the three months ending March 31, 2025. As of March 31, 2025, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of March 31, 2025. See Note 15 for further details.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA for total principal and interest due on the loan of $467,117. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the three months ended March 31, 2025, the Company made principal payments of $5,800 on this loan and recorded interest in the amount of $973.

Note 9: Notes Payable

The following table summarizes the outstanding notes payable as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Kishon Note	$431,666	$431,666
Finnegan Note 1	51,765	51,765
Finnegan Note 2	32,353	32,353
Finnegan Note 3	32,353	32,353
Total Notes Payable	548,137	548,137

Current Portion	548,137	548,137
Long-term portion	$-	$-

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

At March 31, 2025, principal and interest in the amount of $431,666 and $185,982, respectively, were due on the Kishon Note. At December 31, 2024, principal and interest in the amount of $431,666 and $166,823, respectively, were due on the Kishon Note. This note was in default at March 31, 2025.

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

Principal and accrued interest in the amount of $51,765 and $22,655, respectively, were due on this note at March 31, 2025. At December 31, 2024, principal and interest in the amount of $51,765 and $20,537, respectively, were due on the Finnegan Note. This note was in default at March 31, 2025. See “Note 17: Subsequent Events” for discussion on subsequent settlement.

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

At March 31, 2025, principal and accrued interest in the amount of $32,353 and $14,029, respectively, were due on this note. At December 31, 2024, principal and interest in the amount of $32,353 and $12,705, respectively, were due on the Finnegan Note. This note was in default at March 31, 2025. See “Note 17: Subsequent Events” for discussion on subsequent settlement.

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

At March 31, 2025, principal and accrued interest in the amount of $32,353 and $13,038, respectively, were due on this note. At December 31, 2024, principal and accrued interest in the amount of $32,353 and $11,714, respectively, were due on this note. This note was in default at March 31, 2025. See “Note 17: Subsequent Events” for discussion on subsequent settlement.

Aggregate interest expense as described on the above notes payable was $22,952 for the three months ended March 31, 2025. Accrued interest on notes payable were $235,705 and $211,780 at March 31, 2025 and December 31, 2024, respectively.

Note 10: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of March 31, 2025 and December 31, 2024, respectively;

	March 31, 2025	December 31, 2024
Lindstrom Note	45,294	45,294
Lindstrom Note 2	18,750	18,750
Notes Payable	64,044	64,044

Current Portion, net of discount	$64,044	$64,044
Long-term portion, net of discount	-	-

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

At March 31, 2025, principal and accrued interest in the amount of $45,294 and $19,537, respectively, were due on this note. At December 31, 2024, principal and accrued interest in the amount of $45,294 and $17,709, respectively, were due on this note. This note was in default at March 31, 2025. See “Note 17: Subsequent Events” for discussion on subsequent settlement.

Lindstrom Note 2

On November 29, 2022, the Company issued a promissory notes (the “Lindstrom Note 2”) in a related party transactions to Jenny Lindstrom, who was the Company’s former Vice President and Chief Legal Officer. The Lindstrom Note 2 has a due date of May 28, 2023 and bears interest at the rate of 10% per annum which will accrue from the date of the note. Following an event of default as defined, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lindstrom Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Lindstrom reasonably believes contains a term that is more favorable than those in the Lindstrom Note 2, the Company shall notify Ms. Lindstrom of such term, and such term, at the option of Ms. Lindstrom, shall become a part of the Lindstrom Note 2. In addition, Lindstrom received a five-year warrants to purchase 750 shares of the Company’s common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market.

At March 31, 2025, there was principal and interest in the amount of $18,750 and $5,308, respectively, due on this note. At December 31, 2024, there was principal and interest in the aggregate amount of $18,750 and $4,839, respectively, due on this note. This note was in default at March 31, 2025. See “Note 17: Subsequent Events” for discussion on subsequent settlement.

Aggregate interest expense as described on the above notes payable – related parties was $2,297 for the three months ended March 31, 2025. Accrued interest on notes payable – related parties were $24,844 and $22,547 at March 31, 2025 and December 31, 2024, respectively.

Note 11: Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The derivative components of these notes are valued at issuance, at conversion, at restructuring, and at each period end.

Derivative liability activity for the three months ended March 31, 2025, is summarized in the table below:

December 31, 2024	$4,685,675
Gain on revaluation	(4,362,645)
March 31, 2025	$323,030

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on the percentages of the lowest trades over the prior 20 trading days

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

Note 12: Series A preferred stock

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

As a result of the mandatory redemption features requiring the Company to repay the Series A in either cash or shares of Common Stock of the Company, under ASC 480, the Company is required to record the full redemption value of the Series A preferred shares as a liability on the accompanying balance sheet. The Company has recorded the redemption value based on the 10% premium required if the Company were to repay in shares of Common Stock due to the current expected cash flows of the Company.

During the three months ended March 31, 2025, the Company issued 4,000 shares of Series A preferred stock in exchange for $100,000 in cash proceeds.

During the three months ended March 31, 2025, the Company redeemed 20,098 shares of Series A preferred for 1,366,394 shares of common stock with a fair value of $808,203, which resulted in a loss on settlement of $250,977. During the three months ended March 31, 2025, the Company recognized $326,403 in interest expense related to the accretion of the Series A preferred shares based on the change in fair value

The following table provides the maturities of Series A preferred stock redemptions at March 31, 2025:

Series A
Preferred Stock
2025	$4,640,256
2026	5,197,482
2027	5,197,482
2028	-
2029 and thereafter	-
Total future undiscounted redemption payments	15,035,220
Less: Interest	(1,842,584)
Present value of redemption payments	13,192,636
Current portion	(5,873,236)
Long term portion	$7,319,400

Note 13: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 11,157,010 were issued and outstanding at March 31, 2025.

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended March 31, 2025, the Company issued 28,359 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was the stock price on the 15th day of each month to determine the number of shares issuable.

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

During the three months ended March 31, 2025, the Company issued 1,366,394 shares of its restricted common stock for the redemption of Series A shares as discussed in further detail above in Note 12.

During the three months ended March 31, 2025, the Company recorded stock-based compensation of $6,250 related to equity awards issued in prior periods. As of March 31, 2025, the Company expects to record additional compensation expense of $6,250 related to unvested awards.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 31,427 shares as Series X Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had 25,000 shares of Series D Preferred Stock outstanding at March 31, 2025.

The Company accrued dividends in the amount of $388 on the Series D Preferred Stock for the three months ended March 31, 2025. As of March 31, 2025, the Company had $5,437 in accrued dividends on the Series D Preferred Stock.

Series E Preferred Stock

The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are 0 shares of Series E Preferred Stock outstanding at March 31, 2025 No shares of Series E Preferred Stock have ever been issued.

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

Series F Preferred Stock

The number of shares of Series F Preferred Stock designated is 140,000 and each share of Series F Preferred Stock has par value of $0.01, a liquidation preference of $1,000 and PIK dividends at 12%. The Series F Preferred Stock will rank senior to the Corporation’s Common Stock and on parity with all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank on parity with the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Corporation; and (iii) junior to all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank senior to the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company.

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

There are no shares of Series F shares outstanding as of December 31, 2024 or March 31, 2025.

Series X Preferred Stock

The Company has 19,703 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of March 31, 2025 and December 31, 2024. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in October 2024, the Company elected to use the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

The Company accrued dividends in the amount of $12,314 on the Series X Preferred Stock for the three months ended March 31, 2025. As of March 31, 2025, the Company had $0 in accrued dividends on the Series X Preferred Stock.

Warrants

The Company has announced that it intends to cancel all outstanding warrants, and certain language to complete this has been added to all documents related to the conversion of outstanding debts, notes, accounts payable and other senior securities. The following table summarizes the warrants outstanding on March 31, 2025, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$25.00	7,717	2.04	25.00	7,717	25.00
37.50	33,050	1.74	37.50	33,050	37.50
	40,767	1.80	$35.13	40,767	$35.13

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2024	40,767	$35.13
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2025	40,767	$35.13

At March 31, 2025, there was no intrinsic value on the issued or vested warrants.

Note 14: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$323,030	$323,030

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,685,675	$4,685,675

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

St. Louis Park Clinic a.k.a. Excelsior & Grand

On May 24, 2021, we entered into an agreement to open a clinic in St. Louis Park, Minnesota, which began operations in the third quarter of 2021. The initial lease term is seven years. Fixed rent payments under the initial term are approximately $673,000. The Company agreed to and executed a Confession of Judgment in the amount of $425,350 on April 2, 2024, and has released the property back to the leaseholder. We received the fully executed and recorded judgement on April 10, 2024.

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

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$64,240	$552,731	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$36,475	$461,825	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$49,417	$465,023	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$54,600	$273,600	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$348,764	11/14/2023	12%	57,675	$406,439	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,768			$262,407	$2,715,175

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

During the three months ending March 31, 2025 and 2024, the Company recorded interest expense of $48,500 and $0, respectively related to the above settlements based on the statutory rates of the courts in the respective locations.

Note 16: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $61.6 million and $14.5 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the three months ended March 31, 2025, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Three Months Ended March 31,
	2025
Expected tax at statutory rates	$725,000	21%
Permanent Differences	-	0%
State Income Tax, Net of Federal benefit	(854,000)	(25)%
Other	(868,000)	(25)%
Current Year Change in Valuation Allowance	997,000	29%
Prior Year True-Ups	-	0%
Income tax expense	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2025 and December 31, 2024, significant components of the Company’s deferred tax assets are as follows:

	As of
	March 31, 2025	December 31, 2024
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$141,000
ASC842-ROU Asset	-	-
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(42,000)	(869,000)
Waiver and commitment fee shares	-	-
Stock based compensation	(305,000)	(304,000)
Depreciation	3,000	3,000
Net operating loss	12,634,000	12,462,000
Net deferred tax assets (liabilities)	13,253,000	12,255,000
Valuation allowance	(13,253,000)	(12,255,000)
Net deferred tax assets (liabilities)	$-	$-

Note 17: Subsequent Events

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

Subsequent to March 31, 2025, the holders of the Series X preferred stock have earned an additional $4,105 in dividends which is equivalent to 10,303 shares of common stock. As of the date of filing the shares have not yet been issued.

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

Subsequent to March 31, 2025, the holders of the Series A preferred stock have earned 953,508 shares of common stock with a fair value of $331,584 for the required monthly redemptions. As of the date of filing the shares have not yet been issued.

Issuance of Restricted Common Stock for the settlement of outstanding liabilities

On April 24, 2025, the Company entered into Obligation Exchange Agreements with two of its creditors, Finnegan and Lindstrom. The agreements call for the cancellation of approximately $300,000 of notes, expenses and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders.

Issuance of Short Term Notes Payable

On May 6, 2025, the Company entered into a short term note payable agreement with one of its investors and received cash proceeds of $25,000. The note is bears interest at 10% per annum and matures 10 days after issuance, May 17, 2025. In the event of default the Company is required to pay 120% of the principal balance.

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

Comparison of the Three Months Ended March 31, 2025, and 2024.

Revenues

We had revenues of $17,000 for the three months ended March 31, 2025, compared to $0 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2025, were $283,986. For the comparable period in 2024, the operating expenses were $135,476. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries.

Other Income and Expenses

Interest expense was $392,049 for the three months ended March 31, 2025, compared to $46,130 for the comparable period in 2024. The increase was a result of the Series A preferred shares accretion.

Interest expense – related parties was $2,297 for the three months ended March 31, 2025, compared to $5,075 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the three months ended March 31, 2024, we recorded a gain on termination of operating lease of $233,205. There were no comparable transactions in the current period.

During the three months ended March 31, 2025, we recorded a loss on revaluation of derivative liabilities of $4,362,645. There were no comparable transactions in the prior period.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of May 15, 2025, we had cash of approximately $1,100 compared to cash of approximately $200 as of March 31, 2025. Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $97,413 for the three months ended March 31, 2025. This is the result of establishing the operations of the Company’s newly formed subsidiaries. Cash used in operations for the three months ended March 31, 2024, was $154,267.

The Company had no investing activities for the three months ended March 31, 2024 and 2025.

Net cash provided by financing activities for the three months ended March 31, 2025, was $94,200, compared to $192,214 for the three months ended March 31, 2024. Cash provided by financing activities was the result of cash proceeds from sales of Series A preferred shares of $100,000, offset by the repayment of principal on the SBA loan in the amount of $5,800.

At March 31, 2025, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $4.3 million; notes payable of $0.5 million; notes payable to related parties of $0.06 million; SBA Loan Payable of $0.4 million; legal settlements of $2.7 million; accrued interest payable of $0.4 million; accrued interest payable to related parties of $0.02 million; and other current liabilities of $0.1 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.3 million, Series A Preferred Stock liability of $5.9 million and preferred stock dividends payable to related parties of $0.01 million.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$64,240	$552,731	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$36,475	$461,825	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$49,417	$465,023	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$54,600	$273,600	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557	`	-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$348,764	11/14/2023	12%	57,675	$406,439	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,768			$262,407	$2,715,175

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$64,240	$552,731	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$36,475	$461,825	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$49,417	$465,023	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$54,600	$273,600	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$348,764	11/14/2023	12%	57,675	$406,439	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,768			$262,407	$2,715,175

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

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025. There have been no material changes to the risk factors described in that report.

ITEM 2. SALE OF UNREGISTERED SECURITIES

During the period ending March 31, 2025 the Company made the following issuances of restricted common stock

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended March 31, 2025, the Company issued 28,359 shares of common stock for dividends payable on its Series X Preferred Stock

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

On March 31, 2025, the Company issued 1,366,394 shares of its restricted common stock in order to redeem $546,900 of its Series A Preferred stock, effective March 31, 2025.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: May 15, 2025	By:	/s/ Mack Leath
Mack Leath
Chief Executive Officer, Chief Financial Officer and Principal Financial Officer