Form 10-Q
period 2025-06-30
Mitesco, Inc.
filed 2025-08-13
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, the registrant had 11,742,807 shares of common stock issued and outstanding.

i

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,724	$3,402
Accounts receivable	33,300	29,700
Prepaid expenses and other current assets	2,258	4,968
Total current assets	38,282	38,070

Intangible assets, net	132,396	151,771

Total Assets	$170,678	$189,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,234,538	$4,167,061
Accrued interest	341,043	374,376
Accrued interest - related parties	-	22,547
Derivative liabilities	254,808	4,685,675
Royalty payable	150,000	150,000
Lease liability - operating leases, current	99,477	99,477
Notes payable	536,666	548,137
Notes payable - related parties	-	64,044
SBA loan payable	381,143	393,761
Other current liabilities	96,136	96,136
Preferred stock dividends payable - related parties	-	14,439
Legal settlements	2,764,214	2,666,675
Series A preferred stock liability, current	7,046,876	5,160,815
Total current liabilities	15,904,901	18,443,143

Series A preferred stock liability, non-current	6,335,877	8,162,644

Total liabilities	22,240,778	26,605,787

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 31,427 shares designated Series X:
Preferred stock, Series D, $0.01 par value, no shares and 25,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024 respectively	-	250
Preferred stock, Series F, $0.01 par value, no shares issued and outstanding as of June 30, 2025, and December 31, 2024 respectively	-	-
Preferred stock, Series X, $0.01 par value, 19,703 shares issued and outstanding at June 30, 2025, and December 31, 2024 respectively	197	197
Common stock, $0.01 par value, 500,000,000 shares authorized, 11,742,807 and 9,762,258 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	117,429	97,623
Additional paid-in capital	38,304,673	37,341,335
Accumulated deficit	(60,492,399)	(63,855,351)
Total stockholders’ equity (deficit)	(22,070,100)	(26,415,946)

Total liabilities and stockholders’ equity (deficit)	$170,678	$189,841

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$18,700	$6,000	$35,700	$6,000

OPERATING EXPENSES:
Cost of operations	4,769	-	10,051	-
General and administrative	344,563	345,877	623,267	481,353
Software development	21,122	-	21,122	-

Total operating expenses	370,454	345,877	654,440	481,353

Net loss from operations	(351,754)	(339,877)	(618,740)	(475,353)

OTHER INCOME (EXPENSES):
Interest expense	(358,607)	(67,603)	(750,656)	(108,227)
Interest expense - related parties	-	(4,965)	(2,297)	(15,546)
Gain on forgiveness of liabilities	562,793	-	562,793	-
Gain on termination of operating lease	-	-	-	233,205
Loss on revaluation of Series A Preferred	(8,038)	-	(259,015)	-
Gain on revaluation of derivative liabilities	68,222	-	4,430,867	-
Total other income (expense)	264,370	(72,568)	3,981,692	109,432

Net income (loss)	(87,384)	(412,445)	3,362,952	(365,921)

Preferred stock dividends	(12,314)	(309,143)	(24,628)	(859,455)
Preferred stock dividends - related parties	-	(47,747)	(388)	(136,000)

Net loss available to common shareholders	$(99,698)	$(769,335)	3,337,936	(1,361,376)

Basic Net income (loss) per common share	$(0.01)	$(0.15)	$0.32	$(0.25)
Dilutive Net income (loss) per common share	$(0.01)	$(0.15)	$(0.07)	$(0.25)

Weighted average shares outstanding – Basic	11,305,362	$5,802,968	10,543,075	5,698,479
Weighted average shares outstanding – Diluted	14,531,229	$5,802,968	13,768,942	5,698,479

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	25,000	$250	-	$-	19,703	$197	9,762,258	$97,623	$37,341,335	$(63,855,351)	$(26,415,946)

Shares issued for Series A redemptions	-	-	-	-	-	-	1,366,394	13,664	794,539	-	808,203
Shares issued for Series X dividends	-	-	-	-	-	-	28,358	284	12,030	-	12,314
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,702)	-	(12,702)
Net income	-	-	-	-	-	-	-	-	-	3,450,336	3,450,336

Balance, March 31, 2025	25,000	250	-	-	19,703	197	11,157,010	111,571	38,141,452	(60,405,015)	(22,151,545)

Shares issued for Series A redemptions	-	-	-	-	-	-	402,450	4,025	116,269	-	120,294
Shares issued for Series X dividends	-	-	-	-	-	-	33,347	333	11,981	-	12,314
Shares issued for settlement of Series D, notes payable, and accrued liabilities	(25,000)	(250)	-	-	-	-	150,000	1,500	41,035	-	42,285
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,314)	-	(12,314)
Net loss	-	-	-	-	-	-	-	-	-	(87,384)	(87,384)

Balance, June 30, 2025	-	$-	-	$-	19,703	$197	11,742,807	$117,429	$38,304,673	$(60,492,399)	$(22,070,100)

Balance, December 31, 2023	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$(62,046,824)	$(14,131,757)

Shares issued for Series X dividends	-	-	-	-	-	-	66,070	661	52,195	-	52,856
Preferred stock dividends	-	-	-	-	-	-	-	-	(638,565)	-	(638,565)
Net income	-	-	-	-	-	-	-	-	-	46,524	46,524

Balance, March 31, 2024	250,000	2,500	20,057	201	24,227	242	5,634,027	56,341	47,270,074	(62,000,300)	(14,670,942)

Shares issued for compensation	-	-	-	-	-	-	300,000	3,000	99,000	-	102,000
Series X shares issued for compensation					7,200	72	-	-	179,928	-	180,000
Shares issued for Series X dividends	-	-	-	-	-	-	24,555	246	19,396	-	19,642
Preferred stock dividends	-	-	-	-	-	-	-	-	(356,890)	-	(356,890)
Net loss	-	-	-	-	-	-	-	-	-	(412,445)	(412,445)

Balance, June 30, 2024	250,000	$2,500	20,057	$201	31,427	$314	5,958,582	$59,587	$47,211,508	$(62,412,745)	$(15,138,635)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,362,952	$(365,921)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	19,375	-
Original issue discount charged to interest expense	5,000	-
Stock-based compensation	12,500	282,000
Accretion of Series A preferred recorded as interest expense	628,776	-
Loss on revaluation of Series A preferred	259,015	-
Gain on lease terminations	-	(233,205)
Gain on revaluation of derivative liabilities	(4,430,867)	-
Gain on settlement of liabilities	(562,793)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	(6,000)
Prepaid expenses	2,710	-
Accounts payable and accrued liabilities	574,752	(46,718)
Accrued interest	(33,333)	100,634
Accrued interest - related parties	(22,547)	21,053
Net cash used in operating activities	(188,060)	(248,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA loan	(12,618)	(13,485)
Proceeds from sale of Series A preferred stock	100,000	-
Proceeds from notes payable	100,000	299,000
Net cash provided by financing activities	187,382	285,515

Net change in cash	(678)	37,358
Cash at beginning of period	3,402	2,838
Cash at end of period	$2,724	$40,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,616	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Preferred stock dividends	$25,016	$995,455
Shares issued for Series X dividends	$24,628	$72,498
Shares issued for redemption of Series A preferred stock	$928,497	$-
Shares issued for settlement of Series D, notes payable, and accrued liabilities	$42,535	$-

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

Note 2: Going Concern

As of June 30, 2025, the Company had cash and cash equivalents of approximately $2,700, current liabilities of approximately $15.9 million, and has incurred significant losses from the previous clinic operations. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan. As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the consolidated financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

The consolidated financial statements and related disclosures as of June 30, 2025, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. In our opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2024, and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

The following table presents the effect of potential dilutive issuances for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss) attributable to common stockholders	$(99,698)	$(769,335)	$3,337,936	$(1,361,376)
Preferred stock dividends	12,314	-	25,016	-
Derivative gain	(68,222)	-	(4,430,867)	-
Interest expense associated with convertible debt	19,372	-	38,531	-
Net loss for dilutive calculation	(136,234)	(769,335)	(1,029,384)	(1,361,376)

Weighted average shares outstanding	11,305,362	5,802,968	10,543,075	5,698,479
Dilutive effect of preferred stock	-	-	-	-
Dilutive effect of convertible debt	3,185,100	-	3,185,100	-
Dilutive effect of common stock warrants	40,767	-	40,767	-
Weighted average shares outstanding for diluted net income (loss) per share	14,531,229	5,802,968	13,768,942	5,698,479

During the three and six months ended June 30, 2025, the effect of 3,345,688 shares issuable upon the conversion of Series A preferred shares were anti-dilutive and are not included in the computation of dilutive earnings per share. During the three and six months ended June 30, 2024 the effect of 1,200,908 shares issuable upon conversions of the Series D preferred shares, 2,248,661 shares issuable upon the conversion of convertible notes, and 686,875 shares issuable upon exercise of the outstanding warrants and stock options were anti-dilutive and not included in the computation of dilutive earnings per share.

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

Recent Accounting Standards - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Note 5: Intangible assets

The following table represents the balances of intangible assets as of June 30, 2025, and December 31, 2024;

	June 30, 2025	December 31, 2024
Website Domains	$155,000	$155,000

Total Intangible assets	155,000	155,000

Accumulated Amortization – website domains	(22,604)	(3,229)
Net intangible assets	$132,396	$151,771

On December 6, 2024, the Company closed on its acquisition of the AgingTopic Business and allocated the entire $155,000 purchase price to domain name assets with an estimated life of 4 years.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of June 30, 2025:

For the year ended December 31,	Amount
2025 (6 months remaining)	$19,375
2026	38,750
2027	38,750
2028	35,521
2029 and thereafter	-
Total remaining intangibles amortization	132,396

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Trade accounts payable	$3,870,101	$3,677,455
Accrued payroll and payroll taxes	364,437	489,606
Total accounts payable and accrued liabilities	$4,234,538	$4,167,061

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. As of June 30, 2025, the Company had impaired all balances of the related right to use assets.

Operating lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2024, or the six months ending June 30, 2025. As of June 30, 2025, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, noted in the above table, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of June 30, 2025. See Note 15 for further details.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA for total principal and interest due on the loan of $467,117. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the six months ended June 30, 2025, the Company made principal payments of $12,618 on this loan and recorded interest in the amount of $1940.

Note 9: Notes Payable

The following table summarizes the outstanding notes payable as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Kishon Note	$431,666	$431,666
Finnegan Note 1	-	51,765
Finnegan Note 2	-	32,353
Finnegan Note 3	-	32,353
2025 Bridge Notes	105,000	-
Total Notes Payable	536,666	548,137

Current Portion	536,666	548,137
Long-term portion	$-	$-

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

At June 30, 2025, principal and interest in the amount of $431,666 and $205,354, respectively, were due on the Kishon Note. At December 31, 2024, principal and interest in the amount of $431,666 and $166,823, respectively, were due on the Kishon Note. This note was in default at June 30, 2025. We continue to attempt to resolve this note though communication with the holder has been intermittent at best.

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

On April 24, 2025, the Company entered into an Obligation Exchange Agreement with Finnegan whereby Finnegan agreed to settle the above notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders. As a result of the exchange the Company recorded a gain on settlement of liabilities of $303,638.

At June 30, 2025, all principal and accrued interest were fully satisfied and retired on these notes. At December 31, 2024, principal and accrued interest in the amount of $105,883 and $44,957, respectively, were due on these notes.

2025 Bridge Notes

On May 6, 2025, the Company entered into a short term note payable agreement with one of its investors and received cash proceeds of $25,000. The note is bears interest at 10% per annum and matures 10 days after issuance, May 17, 2025. In the event of default, the Company is required to pay 120% of the principal balance. This note has been exchanged for a 12 month note without penalty with an original issue discount of 5%, bears no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $26,250. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days.

On May 19, 2025, the Company entered into Senior Secured 5% Original Issue Discount Promissory Notes with three of its institutional investors for gross proceeds of $75,000. (“Notes”). The Notes are issued with an original issue discount (OID) of 5%, bear no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $78,750. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days.

Aggregate interest expense on the notes payable was $20,226 and $47,583 for the three months ended June 30, 2025 and 2024 respectively. Aggregate interest expense on the notes payable was $44,151 and $90,371 for the six months ended June 30, 2025 and 2024. Accrued interest on notes payable were $205,354 and $211,780 at June 30, 2025, and December 31, 2024, respectively.

Note 10: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of June 30, 2025, and December 31, 2024;

	June 30, 2025	December 31, 2024
Lindstrom Note	-	45,294
Lindstrom Note 2	-	18,750
Notes Payable	-	64,044

Current Portion, net of discount	$-	$64,044
Long-term portion, net of discount	-	-

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

Lindstrom Note 2

On November 29, 2022, the Company issued a promissory note (the “Lindstrom Note 2”) in a related party transactions to Jenny Lindstrom, who was the Company’s former Vice President and Chief Legal Officer. The Lindstrom Note 2 has a due date of May 28, 2023, and bears interest at the rate of 10% per annum which will accrue from the date of the note. Following an event of default as defined, the principal amount shall bear interest for each day until paid at a rate per annum equal to the lesser of the maximum interest permitted by applicable law and 18%. The Lindstrom Note 2 contains a “most favored nations” clause that provides that, so long as the note is outstanding, if the Company issues any new security which Ms. Lindstrom reasonably believes contains a term that is more favorable than those in the Lindstrom Note 2, the Company shall notify Ms. Lindstrom of such term, and such term, at the option of Ms. Lindstrom, shall become a part of the Lindstrom Note 2. In addition, Lindstrom received a five-year warrant to purchase 750 shares of the Company’s common stock at a price equal to the price of any warrant included in an offering in connection with listing at the Nasdaq Global Market. This warrant has been cancelled in conjunction with the satisfaction of the notes.

On April 24, 2025, the Company entered into an Obligation Exchange Agreement with Lindstrom whereby Lindstrom agreed to settle the above notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders. As a result of the exchange the Company recorded a gain on settlement of liabilities of $249,765.

At June 30, 2025, all principal and accrued interest were fully satisfied and retired on these notes. At December 31, 2024, there was principal and interest in the aggregate amount of $64,044 and $22,548, respectively, due on these notes.

Aggregate interest expense on the notes payable – related parties was $0 and $10,471 for the three months ended June 30, 2025 and 2024, respectively. Aggregate interest expense on the notes payable – related parties was $2,297 and $21,052 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest on notes payable – related parties were $0 and $22,547 at June 30, 2025, and December 31, 2024, respectively.

Note 11: Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The derivative components of these notes are valued at issuance, at conversion, at restructuring, and at each period end.

Derivative liability activity for the six months ended June 30, 2025, is summarized in the table below:

December 31, 2024	$4,685,675
Gain on revaluation	(4,430,867)
June 30, 2025	$254,808

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on the percentages of the lowest trades over the prior 20 trading days

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

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

During the six months ended June 30, 2025, the Company issued 4,000 shares of Series A preferred stock in exchange for $100,000 in cash proceeds.

During the six months ended June 30, 2025, the Company redeemed 24,350 shares of Series A preferred for 1,768,893 shares of common stock with a fair value of $928,497, which resulted in a loss on settlement of $254,151. During the three and six months ended June 30, 2025, the Company recognized $302,360 and $628,763, respectively, in interest expense related to the accretion of the Series A preferred shares based on the change in fair value.

The following table provides the maturities of Series A preferred stock redemptions at June 30, 2025:

Series A Preferred Stock
2025	$4,523,136
2026	5,197,482
2027	5,197,482
2028	-
2029 and thereafter	-
Total future undiscounted redemption payments	14,918,100
Less: Interest	(1,535,347)
Present value of redemption payments	13,382,753
Current portion	(7,046,876)
Long term portion	$6,335,877

Note 13: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 11,742,807 were issued and outstanding at June 30, 2025.

During the six months ended June 30, 2025, the Company issued 61,705 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was the stock price on the 15th day of each month to determine the number of shares issuable.

During the six months ended June 30, 2025, the Company issued 1,768,845 shares of its restricted common stock for the redemption of Series A shares as discussed in further detail above in Note 12.

During the six months ended June 30, 2025, the Company recorded stock-based compensation of $12,500 related to equity awards issued in prior periods. As of June 30, 2025, the Company expects to record additional compensation expense of $6,250 related to unvested awards.

During the six months ended June 30, 2025, the Company entered into Obligation Exchange Agreements with two of its creditors, Finnegan and Lindstrom as discussed above in Notes 9 and 10. The agreements call for the cancellation of notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders, which resulted in an aggregate gain on the settlement of liabilities of $553,403.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 500,000 shares of series A stock, 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 31,427 shares as Series X Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had zero and 25,000 shares of Series D Preferred Stock outstanding at June 30, 2025.

During the six months ended June 30, 2025, into Obligation Exchange Agreements with Lindstrom whereby the outstanding Series D Preferred Stock and all accrued dividends were exchanged for shares of Company common stock.

The Company accrued dividends in the amount of $388 on the Series D Preferred Stock for the six months ended June 30, 2025. As of June 30, 2025, the Company had $0 in accrued dividends on the Series D Preferred Stock.

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

There are no shares of Series F shares outstanding as of December 31, 2024, or June 30, 2025.

Series X Preferred Stock

The Company has 19,703 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of June 30, 2025, and December 31, 2024. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in October 2024, the Company elected to use the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

The Company accrued dividends in the amount of $24,629 on the Series X Preferred Stock for the six months ended June 30, 2025. As of June 30, 2025, the Company had $0 in accrued dividends on the Series X Preferred Stock.

Warrants

The Company has announced that it intends to cancel all outstanding warrants, and certain language to complete this has been added to all documents related to the conversion of outstanding debts, notes, accounts payable and other senior securities. The following table summarizes the warrants outstanding on June 30, 2025, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$25.00	5,556	1.86	25.00	5,556	25.00
$37.50	32,000	1.5	37.50	32,000	37.50
	37,556	1.55	$35.65	37,556	$35.65

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2024	40,767	$35.13
Granted	-	$-
Cancelled	(3,211)	$(29.09)
Exercised	-	$-
Outstanding at June 30, 2025	37,556	$35.65

At June 30, 2025, there was no intrinsic value on the issued or vested warrants.

Note 14: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at June 30, 2025, and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$254,808	$254,808

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,685,675	$4,685,675

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

Nordhaus Clinic

On November 1, 2020, we entered into an agreement to open a clinic in Minneapolis, Minnesota. The initial lease term is eight years. Fixed rent payments under the initial term are approximately $511,000. On November 6, 2023, the Company received a termination notice from the landlord indicating the lease had been terminated. No additional claims have been received from the landlord, and the Company believes no additional amounts are owed.

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

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder. See “Subsequent Events”

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$76,419	$564,910	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$47,080	$472,430	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$59,779	$475,385	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$60,060	$279,060	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY(1)	$1,079,000	$348,764	11/14/2023	12%	68,109	$416,873	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,452,768			$311,447	$2,764,215

Note (1): There had been subsequent litigation with this former landlord which has now been resolved. See “Subsequent Events”.

Administrative offices

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term is 2.5 years. Fixed rent payments under the initial term are approximately $244,000. We have not received any claims as to the obligations under this sublease agreement and the business from which we were renting has not responded to communications from our attorneys who have attempted to establish a formal settlement agreement since we have abandoned the location more than a year ago. We have received no communication from the landlord and we do not believe any further obligations exist.

During the six months ending June 30, 2025, and 2024, the Company recorded interest expense of $97,539 and $0, respectively related to the above settlements based on the statutory rates of the courts in the respective locations.

Note 16: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $61.7 million and $14.6 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the six months ended June 30, 2025, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Six Months Ended June 30,
	2025
Expected tax at statutory rates
Federal	$706,000	21%
State	(330,000)	(10)%
Permanent Differences	-	0%
Temporary difference for derivative gain	(930,000)	(28)%
Other	(868,000)	(26)%
Current Year Change in Valuation Allowance
Federal	1,038,000	31%
State	(537,000)	(16)%
Prior Year True-Ups	-	0%
Income tax expense	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2025, and December 31, 2024, significant components of the Company’s deferred tax assets are as follows:

	As of
	June 30, 2025	December 31, 2024
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$141,000
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(29,000)	(869,000)
Stock based compensation	(306,000)	(304,000)
Depreciation	3,000	3,000
Net operating loss	12,662,000	12,462,000
Net deferred tax assets (liabilities)	13,293,000	12,255,000
Valuation allowance	(13,293,000)	(12,255,000)
Net deferred tax assets (liabilities)	$-	$-

Note 17: Subsequent Events

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

Subsequent to June 30, 2025, the holders of the Series X preferred stock have earned an additional $4,105 in dividends which is equivalent to 16,426 shares of common stock. As of the date of filing the shares have not yet been issued.

Subsequent to June 30, 2025, The owner of the Quincy Clinic property filed before the same court, an action against the Company (Case No. 2022 CV 33173, Division: 409, Consolidated with 2022CV33653) seeking to modify the final settlement for an additional $1,250,000, including $350,000 which represent amounts paid to the contractor who was performing the build out, who had filed liens on the property. As of August 8th, 2025, we settled this matter by providing an additional judgment in the amount of $500,000.

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

Comparison of the Three Months Ended June 30, 2025, and 2024.

Revenues

We had revenues of $18,700 for the three months ended June 30, 2025, compared to $6,000 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2025, were $370,454. For the comparable period in 2024, the operating expenses were $345,877. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries as well as development of a software platform.

Other Income and Expenses

Interest expense was $358,607 for the three months ended June 30, 2025, compared to $67,603 for the comparable period in 2024. The increase was a result of the Series A preferred shares accretion.

Interest expense – related parties was $0 for the three months ended June 30, 2025, compared to $4,965 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the three months ended June 30, 2025, we recorded a gain on settlement of liabilities of $562,793. There were no comparable transactions in the prior period.

During the three months ended June 30, 2025, we recorded a gain on revaluation of derivative liabilities of $68,222. There were no comparable transactions in the prior period.

During the three months ended June 30, 2025, we recorded a loss on revaluation of Series A preferred shares of $8,038. There were no comparable transactions in the prior period.

Comparison of the Six Months Ended June 30, 2025, and 2024.

Revenues

We had revenues of $35,700 for the six months ended June 30, 2025, compared to $6,000 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2025, were $654,440. For the comparable period in 2024, the operating expenses were $481,353. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries as well as development of a software platform.

Other Income and Expenses

Interest expense was $750,656 for the six months ended June 30, 2025, compared to $108,227 for the comparable period in 2024. The increase was a result of the Series A preferred shares accretion.

Interest expense – related parties was $2,297 for the six months ended June 30, 2025, compared to $15,546 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the three months ended June 30, 2025, we recorded a gain on settlement of liabilities of $562,793. There were no comparable transactions in the prior period.

During the three months ended June 30, 2025, we recorded a gain on revaluation of derivative liabilities of $4,430,867. There were no comparable transactions in the prior period.

During the three months ended June 30, 2025, we recorded a loss on revaluation of Series A preferred shares of $259,015. There were no comparable transactions in the prior period.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of August 13, 2025, we had cash of approximately $2,000 compared to cash of approximately $2,700 as of June 30, 2025. Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $188,060 for the six months ended June 30, 2025. This is the result of establishing the operations of the Company’s newly formed subsidiaries. Cash used in operations for the six months ended June 30, 2024, was $248,157.

The Company had no investing activities for the six months ended June 30, 2024 and 2025.

Net cash provided by financing activities for the six months ended June 30, 2025, was $187,382, compared to $285,515 for the six months ended June 30, 2024. Cash provided by financing activities was the result of cash proceeds from sales of Series A preferred shares of $100,000 and cash proceeds from notes payable of $100,000, offset by the repayment of principal on the SBA loan in the amount of $12,618.

At June 30, 2025, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $4.2 million; notes payable of $0.5 million; SBA Loan Payable of $0.4 million; legal settlements of $2.8 million; accrued interest payable of $0.3 million; and other current liabilities of $0.2 million and royalty payable of $0.2 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.25 million and Series A Preferred Stock liability of $7 million.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$76,419	$564,910	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$47,080	$472,430	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$59,779	$475,385	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$60,060	$279,060	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY (1)	$1,079,000	$848,764	11/14/2023	12%	68,109	$416,873	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$311,447	$3,264,215

Note (1): There had been subsequent litigation with this former landlord which has now been resolved and is reflected in the table above.. See “Subsequent Events”.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$76,419	$564,910	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$47,080	$472,430	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$59,779	$475,385	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$60,060	$279,060	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557	`	-	-	$530,557	DISMISSED
DENVER, CO	QUINCY (1)	$1,079,000	$848,764	11/14/2023	12%	68,109	$416,873	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$311,447	$3,264,215

Note (1): There had been subsequent litigation with this former landlord which has now been resolved and is reflected in the table above.. See “Subsequent Events”.

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder. The owner of the property has filed before the same court, an action against the Company (Case No. 2022 CV 33173, Division: 409, Consolidated with 2022CV33653) seeking to modify the final settlement for an additional $1,250,000, including $350,000 which represent amounts paid to the contractor who was performing the build out, who had filed liens on the property. As of August 8th, 2025, we settled this matter by providing an additional judgment in the amount of $500,000. See “Subsequent Events”.

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

The Agreement settled certain accounts payable amounts owed by the Company to the Creditor (the “Accounts Payable Amount”) as well as then upcoming amounts that would become due between the date of the Agreement and April 1, 2022. The Agreement also settled incurred interest and penalties on the amounts due through January 5, 2022, as well as future interest payments on amounts to be incurred in the first quarter of 2022 (collectively, the “Additional Costs”, and combined with the Accounts Payable Amount, the “Company Debt Obligations”). The Accounts Payable Amount was $500,000, the Additional Costs were $294,912 and the conversion price was $12.50. As a result, 63,593 Restricted Shares were authorized to be issued. The Company’s Board of Directors approved the Agreement on January 5, 2022. Much of the amounts claimed by Gardner have been resolved by the settlements with the various leaseholders where Gardner had filed liens. During 2021 and through 2022 a total of $2,305,155 was paid by the Company directly to Gardner for their services. As of the date of this filing the Company is continuing an effort to negotiate a settlement.

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on June 30, 2025. There have been no material changes to the risk factors described in that report.

ITEM 2. SALE OF UNREGISTERED SECURITIES

During the period ending June 30, 2025, the Company made the following issuances of restricted common stock:

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended June 30, 2025, the Company issued 33,347 shares of common stock for dividends payable on its Series X Preferred Stock

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

On June 30, 2025, the Company issued 1,366,394 shares of its restricted common stock in order to redeem $546,900 of its Series A Preferred stock, effective June 30, 2025.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: August 13, 2025	By:	/s/ Mack Leath
Mack Leath
Chief Executive Officer, Chief Financial Officer and Principal Financial Officer