Form 10-Q
period 2025-09-30
Mitesco, Inc.
filed 2025-11-13
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, the registrant had 15,093,055 shares of common stock issued and outstanding.

i

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$321	$3,402
Accounts receivable	36,300	29,700
Prepaid expenses and other current assets	3,651	4,968
Total current assets	40,272	38,070

Intangible assets, net	125,420	151,771

Total Assets	$165,692	$189,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,301,610	$4,167,061
Accrued interest	384,605	374,376
Accrued interest - related parties	-	22,547
Derivative liabilities	1,172,020	4,685,675
Royalty payable	150,000	150,000
Deferred revenue	10,000	-
Lease liability - operating leases, current	99,477	99,477
Notes payable	641,666	548,137
Notes payable - related parties	-	64,044
SBA loan payable	374,643	393,761
Other current liabilities	96,136	96,136
Preferred stock dividends payable - related parties	-	14,439
Legal settlements	3,322,834	2,666,675
Series A preferred stock liability, current	7,030,279	5,160,815
Total current liabilities	17,583,270	18,443,143

Series A preferred stock liability, non-current	6,367,442	8,162,644

Total liabilities	23,950,712	26,605,787

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit)

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 31,427 shares designated Series X:
Preferred stock, Series D, $0.01 par value, no shares and 25,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024 respectively	-	250
Preferred stock, Series F, $0.01 par value, no shares issued and outstanding as of September 30, 2025, and December 31, 2024 respectively	-	-
Preferred stock, Series X, $0.01 par value, 42,103 and 19,703 shares issued and outstanding at September 30, 2025, and December 31, 2024 respectively	421	197
Common stock, $0.01 par value, 500,000,000 shares authorized, 15,093,055 and 9,762,258 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	150,931	97,623
Additional paid-in capital	39,758,998	37,341,335
Accumulated deficit	(63,695,370)	(63,855,351)
Total stockholders’ equity (deficit)	(23,785,020)	(26,415,946)

Total liabilities and stockholders’ equity (deficit)	$165,692	$189,841

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$3,000	$23,500	$38,700	$29,500

OPERATING EXPENSES:
Cost of operations	19,902	8,802	29,953	8,802
General and administrative	993,420	230,940	1,616,687	712,293
Software development	1,100	-	22,222	-

Total operating expenses	1,014,422	239,742	1,668,862	721,095

Net loss from operations	(1,011,422)	(216,242)	(1,630,162)	(691,595)

OTHER INCOME (EXPENSES):
Interest expense	(386,699)	(50,979)	(1,137,355)	(159,206)
Interest expense - related parties	-	(10,587)	(2,297)	(26,133)
Gain on termination of operating lease	-	636,485		869,690
Gain on settlement of notes payable	-	693,768		693,768
Gain on settlement of accounts payable	-	1,024,583	562,793	1,024,583
Loss on legal settlement	(500,000)	-	(500,000)
Loss on revaluation of Series A Preferred	(387,638)	-	(646,653)	-
Gain on revaluation of derivative liabilities	(917,212)	-	3,513,655	-
Total other income (expense)	(2,191,549)	2,293,270	1,790,143	2,402,702

Net income (loss)	(3,202,971)	2,077,028	159,981	1,711,107

Preferred stock dividends	(17,981)	(18,637)	(42,609)	(878,092)
Preferred stock dividends - related parties	-	(4,888)	(388)	(140,888)

Net income (loss) available to common shareholders	$(3,220,952)	$2,053,503	116,984	692,127

Basic Net income (loss) per common share	$(0.27)	$0.32	$0.01	$0.12
Dilutive Net income (loss) per common share	$(0.27)	$0.29	$(0.20)	$0.11

Weighted average shares outstanding – Basic	12,097,157	6,348,878	11,066,795	5,916,675
Weighted average shares outstanding – Diluted	12,097,157	6,984,629	16,399,627	6,552,426

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

	Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	25,000	$250	-	$-	19,703	$197	9,762,258	$97,623	$37,341,335	$(63,855,351)	$(26,415,946)

Shares issued for Series A redemptions	-	-	-	-	-	-	1,366,394	13,664	794,539	-	808,203
Shares issued for Series X dividends	-	-	-	-	-	-	28,358	284	12,030	-	12,314
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,702)	-	(12,702)
Net income	-	-	-	-	-	-	-	-	-	3,450,336	3,450,336

Balance, March 31, 2025	25,000	250	-	-	19,703	197	11,157,010	111,571	38,141,452	(60,405,015)	(22,151,545)

Shares issued for Series A redemptions	-	-	-	-	-	-	402,450	4,025	116,269	-	120,294
Shares issued for Series X dividends	-	-	-	-	-	-	33,347	333	11,981	-	12,314
Shares issued for settlement of Series D, notes payable, and accrued liabilities	(25,000)	(250)	-	-	-	-	150,000	1,500	41,035	-	42,285
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,314)	-	(12,314)
Net loss	-	-	-	-	-	-	-	-	-	(87,384)	(87,384)

Balance, June 30, 2025	-	-	-	-	19,703	197	11,742,807	117,429	38,304,673	(60,492,399)	(22,070,100)

Shares issued for Series A redemptions	-	-	-	-	-	-	2,025,910	20,259	655,643	-	675,902
Shares issued for Series X dividends	-	-	-	-	-	-	99,336	993	16,988	-	17,981
Stock-based compensation	-	-	-	-	22,400	224	1,225,000	12,250	799,675	-	812,149
Preferred stock dividends	-	-	-	-	-	-	-	-	(17,981)	-	(17,981)
Net loss	-	-	-	-	-	-	-	-	-	(3,202,971)	(3,202,971)
Balance September 30, 2025	-	$-	-	$-	42,103	$421	15,093,055	$150,931	$39,758,998	$(63,695,370)	$(23,785,020)

Balance, December 31, 2023	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$(62,046,824)	$(14,131,757)

Shares issued for Series X dividends	-	-	-	-	-	-	66,070	661	52,195	-	52,856
Preferred stock dividends	-	-	-	-	-	-	-	-	(638,565)	-	(638,565)
Net income	-	-	-	-	-	-	-	-	-	46,524	46,524

Balance, March 31, 2024	250,000	2,500	20,057	201	24,227	242	5,634,027	56,341	47,270,074	(62,000,300)	(14,670,942)

Shares issued for compensation	-	-	-	-	-	-	300,000	3,000	99,000	-	102,000
Series X shares issued for compensation					7,200	72	-	-	179,928	-	180,000
Shares issued for Series X dividends	-	-	-	-	-	-	24,555	246	19,396	-	19,642
Preferred stock dividends	-	-	-	-	-	-	-	-	(356,890)	-	(356,890)
Net loss	-	-	-	-	-	-	-	-	-	(412,445)	(412,445)

Balance, June 30, 2024	250,000	$2,500	20,057	$201	31,427	$314	5,958,582	$59,587	$47,211,508	$(62,412,745)	$(15,138,635)

Shares issued for conversion of account payable	-	-	-	-	-	-	231,886	2,319	58,535	-	60,854
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	145,493	1,456	175,600	-	177,056
Shares issued for conversion of notes payable and accrued interest – related Parties	-	-	-	-	-	-	45,092	451	37,827		38,278
Shares issued for conversion of Series F preferred shares and accrued dividends	-	-	(5,392)	(55)	-	-	1,515,065	15,151	650,489	--	665,585
Shares issued for conversion of Series D preferred shares and accrued dividends	(100,000)	(1,000)	-	-	-	-	30,802	308	18,867	-	18,175
Shares issued for conversion of Series X preferred shares	-	-	-	-	(6,840)	(68)	56,263	563	(495)	-	-
Shares issued for Series X dividends	-	-	-	-	-	-	25,573	256	19,396		19,642
Shares issued as compensation	-	-	-	-	-	-	500,000	5,000	101,250		106,250
Preferred stock dividends	-	-	-	-	-	-	-	---	(23,525)		(23,525)
Net income										2,077,028	2,077,028

Balance, September 30, 2024	150,000	$1,500	14,665	$146	24,587	$246	8,508,756	$85,091	$48,249,452	$(60,335,717)	$(11,999,292)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2025		September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$159,981	$1,711,107
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets		26,351	-
Original issue discount charged to interest expense		10,000	-
Stock-based compensation		824,649	388,250
Accretion of Series A preferred recorded as interest expense		907,007	-
Loss on revaluation of Series A preferred		646,653	-
Gain on lease terminations		-	(869,690)
Gain on revaluation of derivative liabilities		(3,513,655)	(693,768)
Gain on settlement of note payable		-	(1,024,583)
Gain on settlement of accounts payable		(562,793)	-
Changes in operating assets and liabilities:
Accounts receivable		(6,600)	(29,500)
Prepaid expenses		1,317	-
Accounts payable and accrued liabilities		1,200,445	(304,504)
Deferred revenue		10,000	-
Accrued interest		10,229	391,273
Accrued interest - related parties		(22,547)	31,640
Net cash used in operating activities		(308,963)	(399,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA loan		(19,118)	(20,241)
Proceeds from sale of Series A preferred stock		125,000	-
Proceeds from notes payable		200,000	449,000
Net cash provided by financing activities		305,882	428,759

Net change in cash		(3,081)	28,984
Cash at beginning of period		3,402	2,838
Cash at end of period		$321	$31,822

Supplemental disclosure of cash flow information:
Cash paid for interest		$2,901	$-
Cash paid for taxes	$		$-

Supplemental disclosure of financing cash flow information:
Preferred stock dividends		$42,997	$1,018,980
Shares issued for Series X dividends		$42,609	$92,140
Shares issued for redemption of Series A shares		$1,604,399	$-
Shares issued for settlement of Series D, notes payable, and accrued liabilities		$42,535	$-
Conversion of accounts payable to common stock		$-	$45,000
Conversion of notes payable to common stock		$-	$177,056
Conversion of notes payable to common stock - related party		$-	$650,940
Conversion of Series F Preferred Stock and accrued dividends to common stock		$-	$665,640
Conversion of Series D Preferred Stock and accrued dividends to common stock		$-	$19,175
Conversion of Series X Preferred Stock and accrued dividends to common stock		$-	$193

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. We currently offer services through a “co-location” agreement with a data center based in Melbourne, Florida, which has relationships with eight (8) other data centers worldwide. Using this approach, we have an ability to rapidly expand the size of our computing resources quickly, at minimal expense. Over time we expect to create similar situations with other data centers worldwide based on our clients’ specific needs. We are also evaluating the development of a network of smaller format (5,000 to 10,000 square foot) data centers inside of existing facilities. We believe that this approach may allow us to expand capacity with a minimal capital expenditure. The existing facilities we are targeting generally have sufficient power, often with a substation nearby. These types of buildings usually have backup generators, HVAC, water and security in a form that would support a data center environment.

We have retained experienced professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally.

The Vero Technology Ventures (“VTV”) subsidiary is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. VTV is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate using cloud computing-based software. This initial effort dubbed “Robo Agent”, is expected to be available for initial users in Q4 of FY2025. Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

In August 2025 we retained a highly qualified executive to begin development of our Robo Agent product set on a consulting basis at a rate of $10,000 per month. We have also recruited three (3) additional contract programmers to accelerate the overall process. In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports, and the pickleball arena initially. We expect this project to be executed using both internal and external resources and to be completed in late FY2025.

There are several other projects in evaluation, generally aimed at software that would operate on a cloud computing platform such as that which the Company has in its Centcore Data Center.

Note 2: Going Concern

As of September 30, 2025, the Company had cash and cash equivalents of approximately $300, current liabilities of approximately $17.6 million, and has incurred significant losses from the previous clinic operations. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan. As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the consolidated financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

The consolidated financial statements and related disclosures as of September 30, 2025, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. In our opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2024, and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

Our revenues generally relate to data center services. Revenues are recorded during the period our obligations to provide services are satisfied. The Company’s performance obligation for its revenue stream is to provide the access to its data centers to the customer, and revenues associated with completed sales are recognized at a point in time when they are provided to the customer. There is no significant financing component to the Company’s sales. In circumstances when a customer purchases multiple periods upfront, the Company defers the revenue until the performance obligation has been satisfied. As of September 30, 2025 and December 31, 2024, the Company had $10,000 and $0, respectively, in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during the 12 months following September 30, 2025.

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

Per Share Data - Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments.

The following table presents the effect of potential dilutive issuances for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss) attributable to common stockholders	$(3,220,952)	$2,053,503	$116,984	$692,127
Preferred stock dividends	-	3,883	42,997	27,362
Derivative gain	-	-	58,116	-
Interest expense associated with convertible debt	-	-	(3,513,655)	-
Net loss for dilutive calculation	(3,220,952)	2,057,386	(3,295,558)	719,489

Weighted average shares outstanding	12,097,157	6,348,878	11,066,795	5,916,675
Dilutive effect of preferred stock	-	7,394	-	7,394
Dilutive effect of convertible debt	-	-	5,295,276	-
Dilutive effect of common stock warrants	-	628,357	37,556	628,357
Weighted average shares outstanding for diluted net income (loss) per share	12,097,157	6,984,629	16,399,627	6,552,426

During the three and nine months ended September 30, 2025, the effect of 3,349,430 shares issuable upon the conversion of Series A preferred shares were anti-dilutive and are not included in the computation of dilutive earnings per share.

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

Recent Accounting Standards - In December 2023, the FASB issued Accounting Standard Updated (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this standard effective January 1, 2025, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 5: Intangible assets

The following table represents the balances of intangible assets as of September 30, 2025, and December 31, 2024;

	September 30, 2025	December 31, 2024
Website Domains	$155,000	$155,000

Total Intangible assets	155,000	155,000

Accumulated Amortization – website domains	(29,580)	(3,229)
Net intangible assets	$125,420	$151,771

On December 6, 2024, the Company closed on its acquisition of the AgingTopic Business and allocated the entire $155,000 purchase price to domain name assets with an estimated life of 4 years.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of September 30, 2025:

For the year ended December 31,	Amount
2025 (3 months remaining)	$12,399
2026	38,750
2027	38,750
2028	35,521
2029 and thereafter	-
Total remaining intangibles amortization	125,420

The Company recorded amortization expense of $9,688 and $26,351 for the three and nine months ended September 30, 2025.

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Trade accounts payable	$3,937,173	$3,677,455
Accrued payroll and payroll taxes	364,437	489,606
Total accounts payable and accrued liabilities	$4,301,610	$4,167,061

Note 7: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. As of September 30, 2025, the Company had impaired all balances of the related right to use assets.

Operating lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2024, or the nine months ending September 30, 2025. As of September 30, 2025, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, noted in the above table, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of September 30, 2025. See Note 15 for further details.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA for total principal and interest due on the loan of $467,117. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the nine months ended September 30, 2025, the Company made principal payments of $20,130 on this loan and recorded interest in the amount of $2,901.

Note 9: Notes Payable

The following table summarizes the outstanding notes payable as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Kishon Note	$431,666	$431,666
Finnegan Note 1	-	51,765
Finnegan Note 2	-	32,353
Finnegan Note 3	-	32,353
2025 Bridge Notes	210,000	-
Total Notes Payable	641,666	548,137

Current Portion	641,666	548,137
Long-term portion	$-	$-

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

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. During the year ended December 31, 2024, as a result of the variable price of the conversion feature, the Company recorded an initial derivative liability of $100,551 upon bifurcating the conversion feature pursuant to ASC815. See Note 11 to these financials for further discussion.

At September 30, 2025, principal and interest in the amount of $431,666 and $224,939, respectively, were due on the Kishon Note. At December 31, 2024, principal and interest in the amount of $431,666 and $166,823, respectively, were due on the Kishon Note. This note was in default at September 30, 2025.

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

At September 30, 2025, all principal and accrued interest were fully satisfied and retired on these notes. At December 31, 2024, principal and accrued interest in the amount of $105,883 and $44,957, respectively, were due on these notes.

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

On July 21, 2025, the Company entered into Senior Secured 5% Original Issue Discount Promissory Notes with two of its institutional investors for gross proceeds of $100,000. (“Notes”). The Notes are issued with an original issue discount (OID) of 5%, bear no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $105,000. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days.

Aggregate interest expense on the notes payable was $23,229 and $32,416 for the three months ended September 30, 2025 and 2024 respectively. Aggregate interest expense on the notes payable was $65,815 and $140,643 for the nine months ended September 30, 2025 and 2024. Accrued interest on notes payable were $230,773 and $211,780 at September 30, 2025, and December 31, 2024, respectively.

Note 10: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of September 30, 2025, and December 31, 2024;

	September 30, 2025	December 31, 2024
Lindstrom Note	$-	45,294
Lindstrom Note 2	-	18,750
Notes Payable	-	64,044

Current Portion, net of discount	$-	$64,044
Long-term portion, net of discount	$-	$-

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

At September 30, 2025, all principal and accrued interest were fully satisfied and retired on these notes. At December 31, 2024, there was principal and interest in the aggregate amount of $64,044 and $22,548, respectively, due on these notes.

Aggregate interest expense on the notes payable – related parties was $0 and $10,587 for the three months ended September 30, 2025 and 2024, respectively. Aggregate interest expense on the notes payable – related parties was $2,297 and $26,133 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest on notes payable – related parties were $0 and $22,547 at September 30, 2025, and December 31, 2024, respectively.

Note 11: Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The derivative components of these notes are valued at issuance, at conversion, at restructuring, and at each period end.

Derivative liability activity for the nine months ended September 30, 2025, is summarized in the table below:

December 31, 2024	$4,685,675
Gain on revaluation	(3,513,655)
September 30, 2025	$1,172,020

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on the percentages of the lowest trades over the prior 20 trading days

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

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

During the nine months ended September 30, 2025, the Company issued 5,000 shares of Series A preferred stock in exchange for $125,000 in cash proceeds.

During the nine months ended September 30, 2025, the Company redeemed 34,658 shares of Series A preferred for 3,794,802 shares of common stock with a fair value of $1,604,399, which resulted in a loss on settlement of $643,666. During the three and nine months ended September 30, 2025, the Company recognized $277,681 and $907,007, respectively, in interest expense related to the accretion of the Series A preferred shares based on the change in fair value.

The following table provides the maturities of Series A preferred stock redemptions at September 30, 2025:

Series A Preferred Stock
2025	$4,240,569
2026	5,206,648
2027	5,206,648
2028	5,347
2029 and thereafter	-
Total future undiscounted redemption payments	14,659,212
Less: Interest	(1,261,491)
Present value of redemption payments	13,397,721
Current portion	(7,030,279)
Long term portion	$6,367,442

Note 13: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 15,093,055 were issued and outstanding at September 30, 2025.

During the nine months ended September 30, 2025, the Company issued 161,042 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was the stock price on the 15th day of each month to determine the number of shares issuable.

During the nine months ended September 30, 2025, the Company issued 3,794,755 shares of its restricted common stock for the redemption of Series A shares as discussed in further detail above in Note 12.

During the nine months ended September 30, 2025, the Company recorded stock-based compensation of $12,500 related to equity awards issued in prior periods. As of September 30, 2025, the Company expects to record additional compensation expense of $0 related to unvested awards.

During the nine months ended September 30, 2025, the Company issued 1,225,000 shares to consultants for services performed with a fair value of $252,150 with was recorded as stock-based compensation.

During the nine months ended September 30, 2025, the Company entered into Obligation Exchange Agreements with two of its creditors, Finnegan and Lindstrom as discussed above in Notes 9 and 10. The agreements call for the cancellation of notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders, which resulted in an aggregate gain on the settlement of liabilities of $553,403.

Preferred Stock

We have authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 3,000,000 shares of Series A Preferred (see Note 12), 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 42,103 shares as Series X Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had zero and 25,000 shares of Series D Preferred Stock outstanding at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, into Obligation Exchange Agreements with Lindstrom whereby the outstanding Series D Preferred Stock and all accrued dividends were exchanged for shares of Company common stock.

The Company accrued dividends in the amount of $388 on the Series D Preferred Stock for the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had $0 and $5,049 in accrued dividends on the Series D Preferred Stock, respectively.

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

There are no shares of Series F shares outstanding as of December 31, 2024, or September 30, 2025.

Series X Preferred Stock

The Company has 42,103 and 19,703 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of September 30, 2025, and December 31, 2024, respectively. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in October 2024, the Company elected to use the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

During the nine months ended September 30, 2025, the Company issued 2,400 shares of Series X Preferred Stock to the newly elected director of the Company for compensation in lieu of services in the amount of $60,000.

During the nine months ended September 30, 2025, the Company issued 20,000 shares of Series X Preferred Stock to an institutional investor and consultant for compensation in lieu of services in the amount of $500,000.

The Company accrued dividends in the amount of $42,609 on the Series X Preferred Stock for the nine months ended September 30, 2025. As of September 30, 2025, and December 31, 2024 the Company had $0 in accrued dividends on the Series X Preferred Stock.

Warrants

The Company has announced that it intends to cancel all outstanding warrants, and certain language to complete this has been added to all documents related to the conversion of outstanding debts, notes, accounts payable and other senior securities. The following table summarizes the warrants outstanding on September 30, 2025, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$25.00	5,556	1.61	25.00	5,556	25.00
$37.50	32,000	1.25	37.50	32,000	37.50
	37,556	1.30	$35.65	37,556	$35.65

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2024	40,767	$35.13
Granted	-	$-
Cancelled	(3,211)	$(29.09)
Exercised	-	$-
Outstanding at September 30, 2025	37,556	$35.65

At September 30, 2025, there was no intrinsic value on the issued or vested warrants.

Note 14: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at September 30, 2025, and December 31, 2024.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,172,020	$1,172,020

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,685,675	$4,685,675

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

Quincy Clinic a.k.a. 1776 Curtis

On September 28, 2021, we entered into an agreement to open a clinic in Denver, Colorado, which was expected to begin operation in the first quarter of 2023 but possession of which has been relinquished to the landlords. The initial lease term is for 94 months. Fixed rent payments under the initial term are approximately $1,079,000. A Final Judgment was granted on November 14, 2023, in the amount of $348,764 including interest, fees and other costs. The Company has released the property back to the leaseholder. The owner of the Quincy Clinic property filed before the same court, an action against the Company seeking to modify the final settlement for an additional $1,250,000, including $350,000 which represent amounts paid to the contractor who was performing the build out, who had filed liens on the property. As of August 8th, 2025, we settled this matter by providing an additional judgment in the amount of $500,000.

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$88,731	$577,222	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$57,801	$483,151	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$70,254	$485,860	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$65,580	$284,580	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY(1)	$1,079,000	$848,764	11/14/2023	12%	87,699	$936,463	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$370,066	$3,322,834

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

During the three and nine months ending September 30, 2025, the Company recorded interest expense of $58,619 and $156,159, respectively related to the above settlements based on the statutory rates of the courts in the respective locations. There was no interest expense recorded for the three and nine months ended September 30, 2024.

Note 16: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $63.1 million and $17.7 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the nine months ended September 30, 2025, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Nine Months Ended September 30,
	2025
Expected tax at statutory rates
Federal	$34,000	21%
State	(16,000)	(10)%
Permanent Differences	(1,000)	(1)%
Temporary difference for derivative gain	(738,000)	(461)%
Temporary difference for stock compensation	173,000	108%
Other	70,000	44%
Current Year Change in Valuation Allowance
Federal	990,000	618%
State	(512,000)	(320)%
Income tax expense	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2025, and December 31, 2024, significant components of the Company’s deferred tax assets are as follows:

	As of
	September 30, 2025	December 31, 2024
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$141,000
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(203,000)	(869,000)
Stock based compensation	(460,000)	(304,000)
Depreciation	3,000	3,000
Net operating loss	12,942,000	12,462,000
Net deferred tax assets (liabilities)	13,245,000	12,255,000
Valuation allowance	(13,245,000)	(12,255,000)
Net deferred tax assets (liabilities)	$-	$-

Note 17: Subsequent Events

On October 31, 2025 the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “2025 Bridge Note”) financing agreement with one of our historical institutional investors, C/M Capital Master Fund, L.P. for a potential total funding of $1 million, with an initial funding with net proceeds of $250,000. Under the terms of the 18 month note the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and included a pledge of the securities the Company’s subsidiaries and first priority senior security interest in all the Company’s assets.

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

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. We currently offer services through a “co-location” agreement with a data center based in Melbourne, Florida, which has relationships with eight (8) other data centers worldwide. Using this approach, we have an ability to rapidly expand the size of our computing resources quickly, at minimal expense. Over time we expect to create similar situations with other data centers worldwide based on our clients’ specific needs. We are also evaluating the development of a network of smaller format (5,000 to 10,000 square foot) data centers inside of existing facilities. We believe that this approach may allow us to expand capacity with a minimal capital expenditure. The existing facilities we are targeting generally have sufficient power, often with a substation nearby. These types of buildings usually have backup generators, HVAC, water and security in a form that would support a data center environment.

We have retained experienced professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally.

The Vero Technology Ventures (VTV) subsidiary is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. VTV is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate using cloud computing based software. This initial effort dubbed “Robo Agent”, is expected to be available for initial users in Q4 of FY2025. Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

In August 2025 we retained a highly qualified executive to begin development of our Robo Agent product set on a consulting basis at a rate of $10,000 per month. We have also recruited three (3) additional contract programmers to accelerate the overall process. In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports, and the pickleball arena initially. We expect this project to be executed using both internal and external resources and to be completed in late FY2024.

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

Comparison of the Three Months Ended September 30, 2025, and 2024.

Revenues

We had revenues of $3,000 for the three months ended September 30, 2025, compared to $23,500 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC. We shifted much of our limited resources to our new software projects during Q3 and as a result we saw a reduction in data center revenue.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2025, were $1,014,422. For the comparable period in 2024, the operating expenses were $239,742. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries as well as development of a software platform in addition to stock-based compensation expense of $812,149 for the three months ended September 30, 2025 compared to $106,250 for the comparable period.

Other Income and Expenses

Interest expense was $386,699 for the three months ended September 30, 2025, compared to $50,979 for the comparable period in 2024. The increase was a result of the Series A preferred shares accretion and interest on the outstanding legal settlements.

Interest expense – related parties was $0 for the three months ended September 30, 2025, compared to $10,587 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the three months ended September 30, 2024, we recorded a gain on settlement of operating lease liabilities of $636,485. There were no comparable transactions in the current period.

During the three months ended September 30, 2025, we recorded a loss on settlement of legal settlement of $500,000. There were no comparable transactions in the prior period.

During the three months ended September 30, 2024, we recorded a gain on settlement of notes payable of $693,768. There were no comparable transactions in the current period.

During the three months ended September 30, 2024, we recorded a gain on settlement of accounts payable of $1,024,583. There were no comparable transactions in the current period.

During the three months ended September 30, 2025, we recorded a loss on revaluation of derivative liabilities of $917,212. There were no comparable transactions in the prior period.

During the three months ended September 30, 2025, we recorded a loss on revaluation of Series A preferred shares of $387,638. There were no comparable transactions in the prior period.

Comparison of the Nine Months Ended September 30, 2025, and 2024.

Revenues

We had revenues of $38,700 for the nine months ended September 30, 2025, compared to $29,500 in the comparable period. The revenues were related to our newly formed subsidiary Centcore, LLC.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2025, were $1,668,862. For the comparable period in 2024, the operating expenses were $721,095. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries as well as development of a software platform, in addition to stock-based compensation expense of $824,649 for the nine months ended September 30, 2025 compared to $388,250 for the comparable period.

Other Income and Expenses

Interest expense was $1,137,355 for the nine months ended September 30, 2025, compared to $159,206 for the comparable period in 2024. The increase was a result of the Series A preferred shares accretion and interest on the outstand legal settlements.

Interest expense – related parties was $2,297 for the nine months ended September 30, 2025, compared to $26,133 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the nine months ended September 30, 2025, we recorded a gain on settlement of liabilities of $562,793. During the nine months ended September 30, 2024, we recorded a gain on settlement of accounts payable of $1,024,583.

During the nine months ended September 30, 2025, we recorded a loss on legal settlement of $500,000. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2025, we recorded a gain on revaluation of derivative liabilities of $3,513,655. There were no comparable transactions in the prior period.

During the nine months ended September 30, 2025, we recorded a loss on revaluation of Series A preferred shares of $646,653. There were no comparable transactions in the prior period.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of November 13, 2025, we had cash of approximately $55,000 compared to cash of approximately $300 as of September 30, 2025. This was as a result of our latest financing using the 2025 Bridge Notes (see subsequent events). Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $308,963 for the nine months ended September 30, 2025. This is the result of establishing the operations of the Company’s newly formed subsidiaries. Cash used in operations for the nine months ended September 30, 2024, was $399,775.

The Company had no investing activities for the nine months ended September 30, 2025 and 2024.

Net cash provided by financing activities for the nine months ended September 30, 2025, was $305,882, compared to $428,759 for the nine months ended September 30, 2024. Cash provided by financing activities was the result of cash proceeds from sales of Series A preferred shares of $125,000 and cash proceeds from notes payable of $200,000, offset by the repayment of principal on the SBA loan in the amount of $19,118.

On October 31, 2025 the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “2025 Bridge Note”) financing agreement with one of our historical institutional investors, C/M Capital Master Fund, L.P. for a potential total funding of $1 million, with an initial funding with net proceeds of $250,000. Under the terms of the 18 month note the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The 2025 Bridge Notes may be prepaid at 110% of the outstanding principal amount owed at the time of repayment. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and included a pledge of the securities the Company’s subsidiaries and first priority senior security interest in all the Company’s assets.

At September 30, 2025, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of approximately $4.3 million; notes payable of approximately $0.6 million; SBA Loan Payable of approximately $0.4 million; legal settlements of approximately $3.3 million; accrued interest payable of approximately $0.4 million; and other current liabilities of approximately $0.2 million and royalty payable of approximately $0.2 million. We also have the following liabilities which are payable in stock: derivative liabilities of approximately $1.2 million and Series A Preferred Stock liability of approximately $7 million.

The Series A Preferred Stock are accounted for as a liability as a result of the mandatory redemption features requiring the Company to repay the Series A in either cash or shares of Common Stock of the Company, under ASC 480, the Company is required to record the full redemption value of the Series A preferred shares as a liability. The Company has recorded the redemption value based on the 10% premium required if the Company were to repay in shares of Common Stock due to the current expected cash flows of the Company.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT(1)	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$88,731	$577,222	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$57,801	$483,151	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$70,254	$485,860	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$65,580	$284,580	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	87,699	$936,463	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$370,066	$3,322,834

Note (1): accrued interest has been calculated through September 30, 2025.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT(1)	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$88,731	$577,222	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$57,801	$483,151	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$70,254	$485,860	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$65,580	$284,580	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	87,699	$936,463	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$370,066	$3,322,834

Note (1): accrued interest has been calculated through September 30, 2025.

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

Administrative office

On October 31, 2025 the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “2025 Bridge Note”) financing agreement with one of our historical institutional investors, C/M Capital Master Fund, L.P. for a potential total funding of $1 million, with an initial funding with net proceeds of $250,000. Under the terms of the 18 month note the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The 2025 Bridge Notes may be prepaid at 110% of the outstanding principal amount owed at the time of repayment. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and included a pledge of the securities the Company’s subsidiaries and first priority senior security interest in all the Company’s assets.

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

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on September 30, 2025. There have been no material changes to the risk factors described in that report.

ITEM 2. SALE OF UNREGISTERED SECURITIES

During the period ending September 30, 2025, the Company made the following issuances of restricted common stock:

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended September 30, 2025, the Company issued 99,336 shares of common stock for dividends payable on its Series X Preferred Stock

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

On September 30, 2025, the Company issued 2,025,910 shares of its restricted common stock in order to redeem $257,700 of its Series A Preferred stock, effective September 30, 2025.

Issuance of Restricted Common Stock for compensation

During the three months ended September 30, 2025, the Company issued 1,225,000 shares to consultants for services performed with a fair value of $252,150 which was recorded as stock-based compensation.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: November 13, 2025	By:	/s/ Mack Leath
Mack Leath
Chief Executive Officer, Chief Financial Officer and Principal Financial Officer