Form 10-K
period 2025-12-31
Mitesco, Inc.
filed 2026-04-15
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,625,318. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of April 13, 2026, the registrant had outstanding 20,776,179 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

MITESCO, INC.

i

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

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks which you should be aware of before you decide to invest in our Company. The following is a summary of our key risks. A more detailed description of each of the risks can be found below in section entitled “Risk Factors”.

Risks Related to our Business

●	We are in the initial stages of our present business plan and have a limited historical performance for you to base an investment decision upon, and we may never become profitable.

●	Disruption or breach of our security measures or those of our third-party datacenter hosting facilities, cloud computing platform providers or third-party service partners, or the underlying infrastructure of the Internet, and unauthorized access to obtain customer’s data, our data or our IT systems, could lead to curtailment of our customers who may stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.

●	The success of our business is dependent on subscription and renewal of our services by customers.

●	We may be unable to attract and retain sufficient numbers of qualified personnel.

●	We may become involved in legal proceedings.

●	We may not manage our strategy effectively. Rapid technological change in our industry presents us with significant risks and challenges.

●	We are in an intensely competitive industry and there is no assurance we will be able to compete with our competitors who have greater resources than us.

●	Rapid technological change in our industry presents us with significant risks and challenges.

Risks Related to our Financial Condition

●	There is substantial doubt about our ability to continue as a going concern.

●	If we are unable to generate significant revenue, we may need to raise additional capital which may not be available to us on acceptable terms or at all.

●	We may incur additional debt in the future which may contain restrictive covenants.

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	The issuance of additional shares of our Common Stock, or securities convertible into shares of our Common Stock, may dilute the percentage ownership of our existing stockholders and may make it more difficult to raise additional capital.

●	Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturns

●	Settlements with various leaseholders and vendors have created obligations that may hinder our ability to finance future operations

Risks Related to Government Regulation

●	Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic regulations may limit the use and adoption of our services and adversely affect our business.

●	Industry-specific regulations and other requirements and standards are evolving, and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

●	If the statutes and regulations in our industry change, we could be negatively impacted.

Risks Related to Acquisitions

●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

●	We may be unable to implement our strategy of acquiring companies.

●	Future acquisitions may result in potentially dilutive issuances of equity securities, incurrence of additional indebtedness and increased amortization expenses.

●	We face risks arising from acquisitions that we may pursue in the future.

Risks Related to our Management

●	Our success is dependent, in part, on the performance and continued service of certain of our officers and directors.

Related to Ownership of our Common Stock

●	Our executive officers, directors and certain key stockholders own and control a significant number of voting securities and so long as they do, they are able to control the outcome of stockholder voting.

Related to Ownership of our Common Stock

●	Shares eligible for future sale may have adverse effects on our share price.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

●	Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

●	Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

●	We do not intend to pay any cash dividends on our Common Stock in the near future therefore investors will not be able to receive a return on their shares unless they sell the shares at a higher price than their purchase price.

●	Our Common Stock is often thinly traded and may prevent you from selling at or near asking prices, if at all.

Risks Related to Debt Restructuring

●	Redemption of all shares of Series A Preferred Stock into Common Stock may lead to severe dilution of our existing shares.

●	Resales of our Common Stock in the public market by our stockholders may cause the market price of our Common Stock to fall.

●	Investors who buy shares at different times will likely pay different prices.

Risks Related to Cybersecurity

●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or are perceived to have been compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

●	We face the risk of unauthorized access to or breaches of our information systems.

●	Operations and Finances may be impacted by a cybersecurity breach of our information system.

●	We face challenges in detection and response of cybersecurity breaches.

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

PART I

ITEM 1. BUSINESS

This summary highlights selected information contained elsewhere in this filing and is qualified in its entirety by the more detailed information and financial statements included elsewhere in this report. It does not contain all the information that may be important to you and your investment decision. You should carefully read this entire filing, including the matters set forth under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. In this prospectus, unless context requires otherwise, references to “we,” “us,” “our,” or “the Company” refer to Mitesco, Inc. and its subsidiaries.

Corporate Organizational Chart

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

From 2020 through 2022, our operations were focused on establishing general practice medical clinics utilizing nurse practitioners under The Good Clinic name and development and acquisition of telemedicine technology. We opened our first The Good Clinic in Minneapolis, Minnesota in the first quarter of 2021 and had six operating clinics during the year ended December 31, 2022, with two additional sites under contract. In the fourth quarter of fiscal 2022, we made the strategic decision to close the entire clinic operation and release our staff due to a lack of profitability. The majority of the holders of Series D and F Preferred stock, promissory notes and accounts payable discussed herein, were investors, lenders and vendors to the Company during the operation of the clinic business and have now received either restricted common stock, or the Series A Preferred shares in consideration of the cancelation of, or in exchange for, the previous obligations. The financial results and obligations are now accounted for as “discontinued operations”. For details see “Debt Restructuring” herein.

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

Centcore has two (2) areas of focus. The first, generic data center services, is aimed at hosting applications for a specific user, sometimes referred to as “managed services offerings” or MSO, where the client moves the software licensed from various vendors, or internally developed, into our data center where we maintain the computing, communications and backup environment. We currently offer services through a “co-location” agreement with a data center based in Melbourne, Florida, which has relationships with eight (8) other data centers worldwide. Using this approach, we have an ability to rapidly expand the size of our computing resources quickly, at minimal expense. Over time we expect to create similar situations with other data centers worldwide based on our clients’ specific needs. We are also evaluating the development of a network of smaller format (5,000 to 10,000 square foot) data centers inside of existing facilities. We believe that this approach may allow us to expand capacity with minimal capital expenditure. The existing facilities we are targeting generally have sufficient power, often with a substation nearby. These types of buildings usually have backup generators, HVAC, water and security in a form that would support a data center environment.

We have retained experienced professionals in the data center, cyber security and infrastructure services areas to support our needs on a per hour basis, which we believe will allow us to control our costs relative to business activity, without significant staffing internally.

The Vero Technology Ventures (VTV) subsidiary is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. VTV is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses, including residential real estate using cloud computing based software. This initial effort dubbed “Robo Agent”, is expected to be available for initial users in Q3 of FY2026. Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

In August 2025 we retained a highly qualified executive to begin development of our Robo Agent product set on a consulting basis at a rate of $10,000 per month. We have also recruited three (3) additional contract programmers to accelerate the overall process. In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports, and the pickleball arena initially. We expect this project to be executed using both internal and external resources and to be completed in late FY2026.

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

As of the date of this filing it has converted approximately $26 million of its obligations, representing approximately $21.7 million of its senior securities, and approximately $4.3 million of notes and accounts payable, into 2,628,179 shares of restricted Common Stock, and 562,998 Series A Preferred stock (before giving effect to redemptions made in Q1, Q2 and Q3 FY2025). The Series A Preferred stock is held by six (6) accredited institutional investors, while over 40 holders of obligations of the Company elected to receive common stock using the $4 per share valuation.

Additionally, effective December 31, 2024, the Company has entered into Obligation Exchange Agreements pursuant to which it has converted $580,132, including $32,132 of principal and interest, of its 2024 Bridge Notes into Series A Preferred share, which resulted in the issuance of 23,206 shares of Series A Preferred shares to three (3) of its institutional investors. This extinguishes $580,132 of its short-term debt. As of the date of this filing all FY2024 bridge notes have been extinguished.

The FY2024 Debt Restructuring continued through the following actions during FY2025:

●	The Q1 FY2025 redemptions of Series A Preferred stock resulted in the issuance of 1,366,394 shares of common stock, and the redemption of 20,098 shares of Series A Preferred stock;

●	During Q1 FY2025 a total of 4,000 new shares of Series A Preferred stock were issued for consideration of $100,000;

●	The Q2 redemptions of Series A Preferred stock resulted in the issuance of 402,450 shares of common stock issued, and the redemption of 4,052 shares of Series A Preferred stock;

●	No new shares of Series A Preferred shares were issued during Q2 FY2025;

●	The Q3 FY2025 redemptions of Series A Preferred stock resulted in the issuance of 2,025,910 shares of common stock, and the redemption of 10,308 shares of Series A Preferred stock

●	During Q3 a total of 1,000 shares of Series A Preferred stock were issued for total consideration of $25,000.

As part of the restructuring, the Company agreed to register shares of Common Stock issued and to be issued to Series A Preferred Stockholders.

Also, key to the restructuring:

On October 31, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “October 2025 Bridge Note”) with C/M Capital Master Fund, L.P. with a potential total funding of $1 million, with an initial funding of $250,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025, the Company entered into a second Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “December 2025 Bridge Note”) with C/M Capital Master Fund, L.P. and WVP Emerging Manager Onshore Fund, LLC, with a potential total funding of $1 million, with an additional funding of $250,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

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

We do not now, or expect in the near term, to provide any benefits to our employees, advisors or consultants. We have historically provided incentive stock options and other equity incentives to officers, directors and key employees to provide ownership and alignment of interests with our shareholders, however in January 2024, the Board of Directors terminated the Mitesco Omnibus Securities and Incentive Plan so currently it has no active stock incentive plans. During FY2024 the Company compensated members of its Board of Directors and its Advisory Board with restricted stock issuances and expects to continue that practice going forward based on performance. During FY 2025, the members of the Board elected for forgo all compensation. During the FY 2025 the one-year term of the Advisory Board members expired and they were not extended further.

We believe that the Company’s management team will remain relatively small in the near term and should consist of a team with experience in 1) public company accounting and finance, 2) software and systems, 3) brand marketing, and 4) public equities financing.

As of December 31, 2025, none of our employees were represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Recent Developments

On October 31, 2025, Mitesco, Inc. ( the “Company”) entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “2025 Bridge Note”) with C/M Capital Master Fund, L.P. with a potential total funding of $1 million, with an initial funding of $250,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025, Mitesco, Inc. (the “Company”) entered into a second Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “2025 Bridge Note”) with C/M Capital Master Fund, L.P. and WVP Emerging Manager Onshore Fund, LLC, with a potential total funding of $1 million, with an additional funding of $250,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2025 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On February 20, 2026, Mitesco, Inc. (the “Company”) entered into a third Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “2026 Bridge Note”) with C/M Capital Master Fund, L.P. and WVP Emerging Manager Onshore Fund, LLC, with a potential total funding of $1 million, with an additional funding of $125,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $137,500 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. See Subsequent Events.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this prospectus, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus, before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Some statements in this prospectus, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to our Business

We are in the initial stages of our present business plan and have a limited historical performance for you to base an investment decision upon, and we may never become profitable.

We have a new business plan and no operating history upon which an evaluation of our prospects and future performance can be made. Our planned operations are subject to all business risks associated with new companies. The likelihood of our success must be assessed considering the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment of a new business, operation in a competitive industry. There is a possibility that we could sustain losses for a long time or may never operate profitably. If we are not successful in implementing our strategy as anticipated, continue to incur losses, and fail to raise additional capital, we may need to consider alternative options and in an extreme scenario, shut down operations.

The success of our business is dependent on subscription and renewal of our services by customers.

Our growth will be dependent upon successful onboarding of customers who subscribe to our data storage, data hosting, datacenter, and managed service offerings. This success is dependent on successful marketing strategy, network building and expansion, and advertising, all of which will incur capital expenditure. Moreover, if and when we onboard customers, customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, and in the normal course of business, some customers will elect not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services, particularly in times of general economic uncertainty.

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

Virtually all of our current outstanding obligations of approximately $3.4 million arise from settlement agreements with the property owners of the locations utilized for our clinic business, which was shuttered in Q4 of FY2022, or default judgments issued by state courts against the Company. While we believe that we have settled pending litigation, there can be continued, or renewed, claims from existing creditors, judgement holders or other holders of its historical obligations. Management continues to resolve its historical obligations through negotiation and use of its securities, though not all holders of its historical obligations appreciate the opportunity to own equity in the Company. Nonetheless, the Company may not be able to fund the payment of its historical obligations in the form of cash until it becomes cash-flow positive.

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

We have a history of losses. We have nominal revenues from our operations. The Report of our Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2025, and 2024, expressed substantial doubt about our ability to continue as a going concern, since we have had recurring operating losses and our lack of liquidity and working capital. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. We have generated only minimal revenues from our present business plan. If we generate revenue more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to pay our operating expenses or achieve profitability, and our financial condition could suffer. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to obtain funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

Settlements with various leaseholders and vendors have created obligations that may hinder our ability to finance future operations

As a result of obligations to leaseholders and construction-related vendors we now have settlement agreements and consent judgements in the total amount of approximately $3.4 million. These obligations bear interest at various rates according to the local law in addition to the face amounts owed. The existence of these obligations may inhibit our ability to attain further financing.

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

Risks Related to Our Management

Our success will be dependent on our management, and the continued service of key employees.

Our success is dependent upon the decision making of our directors and executive officers. We believe that our success depends on the continued service of these persons and our ability to hire additional employees as and when needed. Currently, we have no full-time employees, rather our needs are being met from the efforts of our directors and a number of individuals under consulting or advisory agreements including accounting, SEC reporting, legal, sales, systems operation and software development. Further, we cannot assure that we will be able to find and recruit new employees on terms acceptable to the Company. The unexpected loss of the services of one or more of our executives, directors and advisors, or the inability to find new employees within a reasonable period of time, when needed, could have a material adverse effect on the economic condition and results of operations of the Company.

Our executive officers, directors and certain key stockholders own and control a significant number of voting securities and so long as they do, they are able to control the outcome of stockholder voting.

Our executive officer, directors as well as certain other key shareholders are the owners in excess of approximately 53% of the voting shares of the Company as of December 31, 2025, as a result of their ownership of our Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”), and Common Stock. The Series X Preferred stock votes with our outstanding shares of Common Stock at the rate of 400 votes for each share owned, one (1) vote for each common holder. As such, our board can determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our Common Stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our Common Stock.

Risks Relating to Ownership of our Stock

Shares eligible for future sale may have an adverse effect on our share price.

Sales of substantial amounts of shares or the perception that such sales could occur may adversely affect the prevailing market price for our shares. We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute the existing shareholders’ interests in us.

Our Common Stock is considered a “penny stock,” and is subject to SEC rules that impose additional sales practice requirements on broker-dealers. These requirements may reduce the liquidity of our Common Stock and make it more difficult for investors to sell their shares.

Our Common Stock trades on the OTC marketplace at a price below $5.00 per share and therefore constitutes a “penny stock” under Rule 3a51-1 of the Exchange Act. As a result, sales of our Common Stock by a broker-dealer are subject to the penny stock rules under Rules 15g-1 through 15g-9, which require broker-dealers to provide potential investors with a standardized risk disclosure document, make a special suitability determination, and obtain the purchaser’s written consent before completing a transaction. These rules may limit the ability of broker-dealers to sell our Common Stock, reduce the level of trading activity in our securities, impair the liquidity of our Common Stock, and make it more difficult for investors to resell shares or obtain accurate price quotations. Because of these and other regulatory requirements, you may find it difficult to sell your shares of our Common Stock. Even if an investor is able to find a buyer, they may receive a lower price for their shares.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On October 2, 2025, the reported closing price of our Common Stock was $0.38, while on March 30, 2026, the reported closing sales price was $0.08. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, sales of substantial amounts of our Common Stock, or the perception that such sales might occur, could adversely affect the prevailing market prices of our Common Stock and Warrants and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price for our Common Stock may be influenced by many factors, including the ones discussed in this section titled “Risk Factors”.

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

The Series A Preferred Shares are subject to redemption by the Company, either in the form of cash or Common Stock, beginning January 1, 2025, at a rate of 1/36 of the total outstanding Series A Preferred Shares, over the following three years. The Common Stock redemption shall be at a 10% discount to the average of the five lowest closing prices over a 30-trading day period. The last closing price of our Common Stock on December 31, 2025, in the OTC Market was $0.17. The total value of the outstanding Series A Preferred Stock is $13,333,500 as of December 31, 2025, based on a face value of $25 per share. If the Company redeems all of the shares of Series A Preferred Stock at a rate of $0.15 per share prior to their mandatory conversion into Common Stock (which occurs at a rate of $4.00 per share), the Company will have issued an aggregate of 88,890,000 shares of Common Stock at the end of the three-year period, which could cause a dilution of over 90% to our existing shareholders.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company does not have its own cybersecurity policy but relies on the policies and procedures of its Contract Research Organizations (“CROs”) and Software as a Service (“SaaS”) contractors that handle its data and software. We are committed to protecting the confidentiality, integrity, and availability of our information assets and complying with applicable laws and regulations regarding cybersecurity.

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

All of the software that we use is Commercial Off the Shelf Software (“COTS”) and Microsoft, Dropbox, and Google cloud services. We do not develop, modify, or customize any software for our own use. We rely on the cybersecurity measures and practices of our software and cloud service providers and update our software and systems regularly to address any known vulnerabilities or issues. We also limit the access and use of our software and cloud services to authorized personnel and encourage them to use strong passwords and multifactor authentication. We do not store any sensitive or confidential data on our own devices or media but use password-protected cloud storage.

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

ITEM 3. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA		$-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$101,044	$589,535	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$68,522	$493,872	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$80,730	$496,336	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$71,100	$290,100	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		N/A	$-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	$113,372	$962,136	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$434,768	$3,387,536

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

On April 14, 2026, the price of our Common Stock as reported on the OTC was $0.10 and we have approximately 2,000 holders of record of our Common Stock, and approximately 5,000 shareholders including smaller holders and those with restricted shares not currently in the market.

DESCRIPTION OF OUR CAPITAL STOCK

General

The total number of shares of all classes of shares which we have authority to issue is 600,000,000 of which 500,000,000 shares are designated as “Common Stock” with a par value of $0.01 per share, and 100,000,000 shares are designated as “preferred stock.”

As of December 31, 2025, we had 15,093,055 issued and outstanding shares of Common Stock, 533,340 shares of Series A Preferred Stock issued or outstanding, no shares of Series D Preferred Stock issued and outstanding, no shares of Series F Preferred Stock issued or outstanding, and 42,103 shares of Series X Preferred Stock issued and outstanding.

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

Series A Preferred Stock

During the year ended December 31, 2025, the Company issued 5,000 shares of Series A Preferred Stock in exchange for $125,000 cash, and there were no changes to the authorized shares of this class during the year. During the year ended December 31, 2025, we redeemed 34,658 shares of this class in exchange for 3,794,802 shares of common stock.

During FY2024 we authorized the creation of up to 3,000,000 shares of a new Series A Preferred stock which has no voting rights, and pays no dividends, but ranks superior to all other securities, except for the Series X Preferred stock which is pari parsu with the Series A Preferred stock with regard to any liquidation of assets. As of the date of this filing there are 533,340 shares of Series A Preferred stock issued and outstanding.

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

During the year ended December 31, 2025, the Company issued 2,400 shares of Series X Preferred Stock to the newly elected director of the Company for compensation in lieu of services in the amount of $60,000.

During the year ended December 31, 2025, the Company issued 20,000 shares of Series X Preferred Stock to an institutional investor and consultant for compensation in lieu of services in the amount of $500,000.

As of December 31, 2025, a total of 42,103 shares of Series X Preferred Stock were issued and outstanding.

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

During the financial year ended December 31, 2025, the Company and the holder of the Series D Preferred Stock entered into an Obligation Exchange Agreement whereby the outstanding Series D Preferred Stock and all accrued dividends were exchanged the shares for common shares.

Equity Compensation Plans

For information on the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Shares

Common Stock Issuances in 2025

Restricted Common Stock Issuances

A)	During FY2025 the Company issued a total of 161,042 shares of restricted common stock for the payment of the Series X Preferred stock dividends. The issuances were as follows:

a.	Holder Leath, a member of the Board of Directors, received a total of 16,304 shares for dividend payments;

b.	Holder Balencic, a member of the Board of Directors, received a total of 16,304 shares for dividend payments;

c.	Holder Mitchell, a former member of the Board of Directors, received a total of 16,304 shares for dividend payments;

d.	Holder Clifton, a member of the Board of Directors, received a total of 2,941 shares for dividend payments;

e.	Holder Anglo Irish Management LLC received a total of 109,189 shares for dividend payments.

B)	During FY2025 the Company issued the following shares to the Directors in consideration for their contributions outside of their roles as a Director;

a.	For efforts through June 30, 2025, Clifton was issued 175,000 shares of restricted stock upon his election to the board;

C)	A consultant, A. Colvin, upon her appointment as CTO, received a total of 200,000 shares of restricted stock as consideration for her efforts;

D)	As part of its efforts to retain individuals and organization to assist in the Robo Agent software development, the Company issued shares of restricted common stock to the following;

a.	S. Downey, 125,000 shares as consideration for their contributions;

b.	M. Bowen, 50,000 shares as consideration for their contributions;

c.	K. Hughes, 150,000 shares as consideration for their contributions;

d.	F. Panunto, 200,000 shares as consideration for their contributions;

e.	S. Smith, 100,000 shares as consideration for their contributions.

f.	J. Caplan, 100,000 shares as consideration for their contributions.

g.	G. Kupsch, 125,000 shares as consideration for their contributions.

E)	During FY2025 the Company issued a total of 3,794,755 shares of restricted common stock for the redemptions of the Series A Preferred stock. The issuances were as follows:

a.	Holder Jefferson, received a total of 178,409 shares for redemption of 1,544 Series A shares;

b.	Holder Cavalry, received a total of 769,919 shares for redemption of 6,642 Series A shares;

c.	Holder AJB Capital, received a total of 1,309,280 shares for redemption of 12,131 Series A shares;

d.	Holder GS Capital, received a total of 719,800 shares for redemption of 6,463 Series A shares;

e.	Holder Mercer, received a total of 531,635 shares for redemption of 5,399 Series A shares.

f.	Holder Pinz, received a total of 278,034 shares for redemption of 2,385 Series A shares.

g.	Holder C/M Capital, received a total of 7,725 shares for redemption of 94 Series A shares.

F)	During FY2025 the following issuances of restricted stock were made to certain holders of obligations of the Company:

a.	I. Lindstrom received 75,000 shares in exchange for the cancellation of their accrued obligations, notes payable and related accrued interest, and exchange of their Series D shares and related accrued dividends along with the cancellation of all other obligations and all outstanding warrants;

b.	J. Finnegan received 75,000 shares in exchange for the cancellation of their accrued obligations, notes payable and related accrued interest, along with the cancellation of all other obligations and all outstanding warrants;

Common Stock Issuances in 2024

Restricted Common Stock Issuances

A)	During FY2024 the Company issued a total of 99,403 shares of restricted common stock for the payment of the Series X Preferred stock dividends to the nine (9) holders. Amounts noted include shares issued for five (5) holders who subsequently cancelled their Series X Preferred shares. The issuances were as follows:

a.	Holder Crone received a total of 5,625 shares. Crone exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

b.	Holder DeLuca received a total of 6,759 shares. DeLuca exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

c.	Holder Diamond, former CEO, received a total of 5,148 shares. Diamond exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

d.	Holder Riewold received a total of 2,813 shares. Riewold exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

e.	Holder Lightmas received a total of 7,594 shares. Lightmas exchanged his Preferred X shares as of September 28, 2024, for common stock using a $4.00 per share valuation;

f.	Holder Mitchell, a member of the Board of Directors, received a total of 8,661 shares for dividend payments;

g.	Holder Balencic, a member of the Board of Directors, received a total of 8,661 shares for dividend payments;

h.	Holder Leath, a member of the Board of Directors, received a total of 8,661 shares for dividend payments;

i.	Holder Anglo Irish Management LLC received a total of 45,122 shares for dividend payments.

B)	During FY2024 the Company issued the following shares to the Directors in consideration for their contributions outside of their roles as a Director;

a.	For efforts through June 30, 2024, each of Leath, Balencic and Mitchell issued 100,000 shares of restricted stock each, a total of 300,000 shares in aggregate;

b.	For efforts from July through December 31, 2024, each of Leath, Balencic and Mitchell issued 150,000 shares of restricted stock each, a total of 450,000 shares in aggregate.

C)	The members of the Advisory Board each received 75,000 shares of restricted stock for their contribution over a 12-month period, a total of 525,000 shares, as follows:

a.	Advisor Wade received 75,000 shares; Advisor Plybon received 75,000 shares; Advisor McLoughlin received 75,000 shares; Advisor Simon received 75,000 shares; Advisor Crawford received 75,000 shares; Advisor Clifton received 75,000 shares; Advisor M. Valania received 75,000 shares;

D)	A consultant, B. Valania, who is handling sales and marketing for the Company’s Centcore subsidiary, received a total of 200,000 shares of restricted stock as consideration for his efforts;

E)	A. Lance, wife of the CEO Leath, received a total of 100,000 shares of restricted stock as a part of the consideration for her web site business acquired in FY2024;

F)	As a part of the FY2024 restructuring the following issuances of restricted stock were made to former executives of the Company, effective September 28, 2024:

a.	L. Diamond, former CEO, received 12,500 shares in exchange for the cancellation of his Series X Preferred shares, and 137,375 shares in exchange for cancellation of all other obligations and all outstanding warrants;

b.	M. Diamond, daughter of the former CEO, received 20,966 shares in exchange for cancellation of all obligations and any and all outstanding warrants;

c.	T. Brodmerkel, a former Director of the Company, received 5,212 shares in exchange for the cancellation of all obligations and any and all outstanding warrants;

d.	M. Howe, former CEO of the clinic subsidiary closed in FY2022, received 172,497 shares in exchange for cancellation of all other obligations and any and all outstanding warrants;

e.	F. Navqi, a former Director of the Company, received 4,500 in exchange for cancellation of all other obligations and any and all outstanding warrants;

f.	J. Inturregi, a former Director of the Company, received 13,864 shares in exchange for the cancellation of all other obligations and any and all outstanding warrants;

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

Company Overview

Mitesco was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we shut down our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. In October 2023, the Company changed its domicile from Delaware to Nevada in order to effect reduced costs.

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

The Vero Technology Ventures (VTV) subsidiary is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. VTV is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate, using cloud computing based software. This initial effort dubbed “Robo Agent”, is expected to be available for initial users in Q3 of FY2026. Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

In August 2025 we retained a highly qualified executive to begin development of our Robo Agent product set on a consulting basis at a rate of $10,000 per month. We have also recruited three (3) additional contract programmers to accelerate the overall process. In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports, and the pickleball arena initially. We expect this project to be executed using both internal and external resources and to be completed in late FY2026.

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

Comparison of the Twelve Months ending December 31, 2025, and 2024.

Revenues

We had revenues of $38,700 for the twelve months ended December 31, 2025, compared to $43,700 in the comparable period. The revenues were related to our subsidiary Centcore, LLC, and include sale of remote backup, general business applications, engineering analysis software and digital marketing related to our residential real estate software development effort.

Operating Expenses

Our total operating expenses for twelve months ended December 31, 2025, were $1,916,733. For the comparable period in 2024, the operating expenses were $1,207,241. The increase is the result of the Company’s focus on establishing the operations of its newly formed subsidiaries as well as development of a software platform in addition to stock-based compensation expense of $824,650 for the year ended December 31, 2025 compared to $702,016 for the comparable period. In addition, we recorded a loss on the impairment of our intangible assets in the amount of $113,021 for the year ended December 31, 2025.

Other Income and Expenses

Interest expense was $1,470,101 for the twelve months ended December 31, 2025, compared to $409,745 for the twelve months ended December 31, 2024. The increase was a result of increased debt balances in the current period.

Interest expense – related parties was $5,797 for the twelve months ended December 31, 2025, compared to $28,474 in the prior period. The decrease was a result of reduced debt balances in the current period as a result of the obligation exchange agreements.

During the twelve months ended December 31, 2025, we recorded a gain on settlement of accounts payable of $562,793 compared to $2,289,283 for the twelve months ended December 31, 2024 as a result of more obligations being settled in in the prior period as compared to the current period.

During the twelve months ended December 31, 2025, we recorded a loss on legal settlement of $500,000. There were no comparable transactions in the prior period.

During the twelve months ended December 31, 2025, we recorded a loss on the redemption of preferred shares of $646,653. There were no comparable transactions in the prior period.

During the twelve months ended December 31, 2025, we recorded a gain on the change in fair value of contingent consideration of $150,000. There were no comparable transactions in the prior period.

During the twelve months ended December 31, 2024, we recorded a Gain on termination of operating lease of $869,690. There were no comparable transactions in the current period.

During the twelve months ended December 31, 2024, we recorded a Gain on settlement of notes payable of $515,964. There were no comparable transactions in the current period.

During the twelve months ended December 31, 2025, we recorded a gain of $4,286,515 on the revaluation of derivative liabilities under the default provision of certain securities compare to a loss on the revaluation of derivative liabilities of $4,585,124 in the prior period.

For the twelve months ended December 31, 2025, we had an overall net income available to common shareholders of $145,566, compared to a net loss available to common shareholders of $2,842,256 for the twelve months ended December 31, 2024.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of December 31, 2025, we had cash of approximately $100,857 compared to cash of approximately $3,402 as of December 31, 2024. Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $701,585 for the twelve months ended December 31, 2025 compared to cash used in operations for the twelve months ended December 31, 2024, was $514,409. This is the result of establishing the operations of the Company’s newly formed subsidiaries.

During the twelve months ended December 31, 2025, the Company had no investing activities. During the twelve months ended December 31, 2024, the Company paid $5,000 for the acquisition of a business.

Net cash provided by financing activities for the twelve months ended December 31, 2025, was $799,040, compared to $519,973 for the twelve months ended December 31, 2024. Cash provided by financing activities was the result of cash proceeds from sale of series A preferred stock of $125,000, convertible notes payable of $500,000 and notes payable of $200,000, offset by the repayment of principal on the SBA loan in the amount of $25,960.

At December 31, 2025, we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of approximately $4 million; notes payable of $.6 million; SBA Loan Payable of approximately $0.4 million; property-related settlements of $3.4 million; accrued interest payable of $0.4 million; and other current liabilities of $0.2 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.4 million, Series A Preferred Stock liability of approx. $9.4 million, and preferred stock dividends payable of $0.03 million.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on the restructure of debt in the amount of $40,622 was recorded on this transaction during the twelve months ended December 31, 2023, and the balance of the loan was recorded at the amount of $421,788 representing the net cash flows discounted at 1%. During the twelve months ended December 31, 2025 and 2024, the Company made principal payments of $25,960 and $28,027 on this loan; during the twelve months ended December 31, 2025 and 2024, the Company recorded interest in the amount of $3,845 and $4,128 on this loan.

Bridge Financing

On October 31, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “October 2025 Bridge Note”) with C/M Capital Master Fund, L.P. with the executed documentation providing for up to a potential total funding of $1 million, with an initial funding of $250,000. Under the terms of the 18-month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the October 2025 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025 the “Company entered into a second Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “December 2025 Bridge Note”) with C/M Capital Master Fund, L.P. under the previously executed $1 million funding arrangement. Under the terms of the 18-month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the December 2025 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities of the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On February 23, 2026, the Company entered into a third Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “February 2026 Bridge Note”) with C/M Capital Master Fund, L.P. and WVP Emerging Manager Onshore Fund, under the previously executed $1 million funding arrangement. Under the terms of the 18-month note, the Company is obligated to repay a total of $137,500 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the February 2026 Bridge Note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. See Subsequent Events.

On April 10, 2026, the Company entered into a 10% Original Issue Discount Convertible Promissory Note (the “April 2026 Bridge Note”) with Pinz Capital with a $50,000 purchase price. The note bears interest of 10%, and has a maturity date 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $55,000 as the note includes a 10% original issue discount. The note may be converted into common stock of the Company at the lessor of $0.15 or 65% of the lowest trading price of the 10 prior trading days per share, subject to certain adjustments. See Subsequent Events.

Our financial statements as of December 31, 2025, reflect total liabilities of over $24.5 million, including certain reserves for potential liabilities related to ceased operations related largely to long term lease obligations and costs related to the construction of our facilities. A substantial amount of these liabilities may be reversed on negotiations, and it is our goal to settle the remaining amounts with non-cash consideration as noted above.

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

Stock-Based Compensation

We recognize compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which performance is required. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MITESCO, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PAGE

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB 6920)

F-4	CONSOLIDATED BALANCE SHEETS

F-5	CONSOLIDATED STATEMENTS OF OPERATIONS

F-6	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS

F-9	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mitesco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitesco, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and working capital deficits. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Derivatives

As described in Note 3 and Note 11 of the Company’s consolidated financial statements, during the years ended December 31, 2025 and 2024, the Company analyzes the conversion option of notes payable for derivative accounting under ASC 815, Derivative and Hedging. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates and records the fair value of the derivative liability.  The derivative liability is revalued at the end of each reporting period.

We identified the Company’s application of the accounting for derivative liabilities as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative inputs of the estimate.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

Our audit procedures related to the accounting for and valuation of derivative liabilities included the following, among others:

-	Obtaining an understanding of and evaluating management’s process for accounting for and determining the fair value of the derivatives.

-	Evaluating the appropriateness of the valuation methods and assumptions utilized to determine the fair value of the derivative financial instruments.

-	Evaluating the professional credentials of management’s valuation specialist.

-	Utilizing a valuation specialist with the skills and knowledge to assist in (i) evaluating management’s methodology to determine fair value (ii) testing the mathematical accuracy of the models; and (iii) evaluating the reasonableness of the significant assumptions related to volatility.

-	Testing the completeness and accuracy of the underlying data utilized by management in the models.

/s/ Astra Audit & Advisory LLC
Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

April 15, 2026

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$100,857	$3,402
Accounts receivable	27,600	29,700
Prepaid expenses and other current assets	3,651	4,968
Total current assets	132,108	38,070

Intangible assets, net	-	151,771

Total Assets	$132,108	$189,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,027,183	$4,167,061
Accrued interest	398,356	374,376
Accrued interest - related parties	-	22,547
Derivative liabilities	399,160	4,685,675
Deferred Revenue	10,000	-
Royalty payable	-	150,000
Lease liability - operating leases, current	99,477	99,477
Notes payable, net of discounts	639,416	548,137
Notes Payable, Related Parties, Net	-	64,044
SBA loan payable	367,801	393,761
Convertible Notes Payable, Net	503,341	-
Other current liabilities	96,136	96,136
Preferred stock dividends payable	26,314	-
Preferred stock dividends payable - related parties	-	14,439
Legal settlements	3,387,536	2,666,675
Series A preferred stock liability, current	9,447,335	5,160,815
Total current liabilities	19,402,055	18,443,143

Series A preferred stock liability, non-current	4,202,644	8,162,644

Total liabilities	23,604,699	26,605,787

Commitments and contingencies (Note 16)

Stockholders’ deficit

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 500,000 shares designated Series A; 10,000,000 shares designated Series D; 140,000 shares designated as Series F, and 27,324 shares designated Series X.
Preferred stock, Series D, $0.01 par value, no share and 25,000 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	-	250
Preferred stock, Series F, $0.01 par value, no shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Preferred stock, Series X, $0.01 par value, 42,103 and 19,703 shares issued and outstanding at December 31, 2025, and December 31, 2024.	421	197
Common stock, $0.01 par value, 500,000,000 shares authorized, 15,093,055 and 9,762,258 shares issued and outstanding as of December 31, 2025, and 2024, respectively	150,931	97,623
Additional paid-in capital	39,732,684	37,341,335
Accumulated deficit	(63,356,627)	(63,855,351)
Total stockholders’ deficit	(23,472,591)	(26,415,946)

Total liabilities and stockholders’ deficit	$132,108	$189,841

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024

Revenue	$38,700	$43,700

Operating expenses:
Cost of operations	29,953	15,922
General and administrative	1,692,042	1,191,319
Software development	81,717	-
Impairment of intangible assets	113,021	-

Total operating expenses	1,916,733	1,207,241

Net Operating Loss	(1,878,033)	(1,163,541)

Other income (expense):
Interest expense	(1,470,101)	(409,745)
Interest expense - related parties	(5,797)	(28,474)
Gain on termination of operating lease	-	869,690
Gain on settlement of notes payable	-	515,964
Loss on legal settlement	(500,000)	-
Gain on settlement of accounts liabilities	562,793	2,289,283
Loss on redemption of Series A preferred	(646,653)	-
Change in fair value of contingent considerations	150,000	-
Gain (loss) on revaluation of derivative liabilities	4,286,515	(4,585,124)
Total other income (expense)	2,376,757	(1,348,406)

Consolidated net income (loss) before taxes	498,724	(2,511,947)
Provision for income taxes	-	-
Consolidated net income (loss) after taxes	498,724	(2,511,947)

Preferred stock dividends	(68,923)	(893,828)
Preferred stock dividends - related parties	(388)	(139,901)
Deemed contribution	-	703,420
Net income (loss) available to common shareholders	$429,413	$(2,842,256)

Basic Net income (loss) per common share	$0.04	$(0.42)
Dilutive Net loss per common share	(0.14)	(0.42)

Weighted average shares outstanding - basic	12,081,634	6,733,863
Weighted average shares outstanding - diluted	26,250,928	6,733,863

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 and 2024

	Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	250,000	$2,500	20,057	$201	24,227	$242	5,567,957	$55,680	$47,856,444	$(62,046,824)	$(14,131,757)

Shares issued for compensation	-	-	-	-	-	-	1,575,000	15,750	506,266	-	522,016
Series X shares issued as compensation	-	-	-	-	7,200	72	-	-	179,928	-	180,000
Conversion of accounts payable to common stock	-	-	-	-	-	-	237,349	2,373	59,955	-	62,328
Conversion of debt to common stock by a related party	-	-	-	-	-	-	79,298	793	362,067	-	362,860
Conversion of debt to common stock	-	-	-	-	-	-	154,107	1,541	40,067	-	41,608
Conversion of Series F Preferred Stock and accrued dividends to common stock	-	-	(8,333)	(84)	-	-	1,889,835	18,899	968,676	-	987,491
Conversion of Series D Preferred Stock and accrued dividends to common stock	(100,000)	(1,000)	-	-	-	-	30,802	308	100,857	-	100,165
Conversion of Series X Preferred Stock to common stock	-	-	-	-	(11,724)	(117)	86,788	868	(751)	-	-
Exchange of Series D and Series F Preferred for Series A Preferred	(125,000)	(1,250)	(11,724)	(117)	-	-	-	-	(11,853,882)	703,420	(11,151,829)
Preferred stock dividends	-	-	-	-	-	-	-	-	(1,033,729)	-	(1,033,729)
Shares issued for Series X dividends	-	-	-	-	-	-	141,122	1,411	103,043	-	104,454
Release of true-up obligation on commitment shares	-	-	-	-	-	-	-	-	152,945	-	152,945
Establishment of derivative liability of conversion feature upon default	-	-	-	-	-	-	-	-	(100,551)	-	(100,551)
Net income	-	-	-	-	-	-	-	-	-	(2,511,947)	(2,511,947)

Balance, December 31, 2024	25,000	250	-	-	19,703	$197	9,762,258	97,623	37,341,335	(63,855,351)	(26,415,946)

Shares issued for compensation	-	-	-	-	-	-	1,225,000	12,250	252,400	-	264,650
Series X shares issued as compensation	-	-	-	-	22,400	224	-	-	559,776	-	560,000
Shares issued for conversion of Series D preferred shares and debt to common stock	(25,000)	(250)	-	-	-	-	150,000	1,500	41,035	-	42,285
Shares issued for redemption of Series A preferred shares	-	-	-	-	-	-	3,794,755	37,948	1,566,450	-	1,604,398
Shares issued for Series X dividends	-	-	-	-	-	-	161,042	1,610	40,999	-	42,609
Preferred stock dividends	-	-	-	-	-	-	-	-	(69,311)	-	(69,311)
Net income	-	-	-	-	-	-	-	-	-	498,724	498,724

Balance, December 31, 2025	-	$-	-	$-	42,103	$421	15,093,055	$150,931	$39,732,684	$(63,356,627)	$(23,472,591)

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$498,724	$(2,511,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	38,750	3,229
Original issue discount charged to interest expense	11,091	-
Share Based compensation	824,650	702,016
Accretion of Series A recorded as interest expense	1,159,265	-
Loss on redemption of Series A Preferred	646,653	-
Loss on legal settlement	500,000	-
Gain (loss) on lease terminations	-	(869,690)
Gain on settlement of notes payable	-	(515,964)
Gain on settlement of accounts payable	-	(2,289,283)
(Gain) loss on revaluation of derivative liabilities	(4,286,515)	4,585,124
Gain on settlement of liabilities	(562,793)	-
Impairment of intangible assets	113,021	-
Change in fair value of contingent considerations	(150,000)	-
Bad debt expense	8,700	-
Changes in assets and liabilities:
Accounts receivable	(6,600)	(29,700)
Prepaid expenses and other current assets	1,317	(4,968)
Accounts payable and accrued liabilities	416,151	195,578
Deferred Revenue	10,000	-
Accrued interest	73,703	187,215
Accrued interest - related parties	2,298	33,981
Net cash used in operating activities	(701,585)	(514,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of business	-	(5,000)
Net cash used in investing activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Series A Preferred Stock	125,000	-
Principal payments on SBA Loan	(25,960)	(28,027)
Proceeds from convertible notes payable	500,000	-
Proceeds from notes payable, net of discounts	200,000	548,000
Net cash provided by financing activities	799,040	519,973

Net change in cash and cash equivalents	97,455	564

Cash and cash equivalents at beginning of period	3,402	2,838
Cash and cash equivalents at end of period	$100,857	$3,402

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended
	December 31,
	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,845	$4,128
Income taxes paid	$-	$-

Supplemental disclosure of financing cash flow information:
Shares issued for Series X dividends	$42,609	$104,454
Preferred stock dividend	$69,311	$1,033,729
Shares issued for redemption of Series A shares	$1,604,398	$-
Shares issued for settlement of Series D, notes payable, and accrued liabilities – related party	$267,423	$-
Conversion of accounts payable to common stock	$171,712	$62,328
Conversion of notes payable and accrued interest to common stock	$166,194	$363,608
Conversion of notes payable to common stock - related party	$-	$969,469
Conversion of Series F Preferred Stock and accrued dividends to common stock	$-	$987,575
Conversion of Series D Preferred Stock and accrued dividends to common stock	$-	$101,165
Conversion of Series X Preferred Stock and accrued dividends to common stock	$-	$117
Conversion of Series F and Series D preferred stock to Series A preferred stock	$-	$12,774,079
Conversion of Notes Payable and accrued interest to Series A preferred stock	$-	$580,132
Royalty payable issued for purchase of business	$-	$150,000
Release of true-up obligation on commitment shares	$-	$152,945
Establishment of derivative liability of conversion feature upon default	$-	$100,551

The accompanying notes are an integral part of these audited consolidated financial statements.

MITESCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 1: Description of Business

Company Overview

Mitesco, Inc. (the “Company,” “we,” “us,” or “our”) was formed in the state of Delaware on January 18, 2012. On December 9, 2015, we restructured our operations and acquired Newco4pharmacy, LLC, a development stage company which sought to acquire compounding pharmacy businesses. As a part of the restructuring, we completed a “spin out” of our former business line. On April 24, 2020, we changed our name to Mitesco, Inc. and the Company completed a move of its corporate status to Nevada from Delaware in order to effect reduced costs.

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

The Vero Technology Ventures (“VTV”) subsidiary is actively reviewing potential early-stage cloud computing solution vendors and is developing its own artificial intelligence (A.I.) based application set. VTV is currently involved with the formation of a new software development project aimed at applying artificial intelligence (A.I.) to the sales process for various businesses including residential real estate using cloud computing-based software. This initial effort of project development has been dubbed “Robo Agent.” Later versions may include similar functionality focused on other markets, generally in a “business to consumer” (B2C) selling situation.

In August 2025 we retained a highly qualified executive to begin development of our Robo Agent product set on a consulting basis at a rate of $10,000 per month. We have also recruited three (3) additional contract programmers to accelerate the overall process. In September 2025 we received a contract for development of a new application intended to affect the listing and sale of properties and products specifically related to sports, and the pickleball arena initially.

Note 2: Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of approximately $100,857 current liabilities of approximately $19.4 million, and has incurred significant losses from the previous clinic operations. As previously noted, we made a strategic decision to reduce our capital needs by closing our entire clinic operations in the fourth quarter of 2022 and releasing our entire staff, due to lack of profitability. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan.

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

Our revenues generally relate to data center services. Revenues are recorded during the period our obligations to provide services are satisfied. The Company’s performance obligation for its revenue stream is to provide the access to its data centers to the customer, and revenues associated with completed sales are recognized rateably over the contractual term as services are provided to the customer. There is no significant financing component to the Company’s sales.

In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports. We expect this project to be executed using both internal and external resources and to be completed in late FY2026. As of December 31, 2025, we have received an upfront fee of $10,000, which is reflected as deferred revenue as no performance obligations under the contract have been satisfied.

Capitalized Software Development Costs - Software development costs primarily consist of personnel costs. We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to clients for software sold to third parties. During the years ended December 31, 2025, and 2024 no costs have been capitalized as we have not yet reached technological feasibility. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life.

Software Research and Development Costs - Research and development costs are expensed as incurred and include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization. We expensed research and development costs of $81,717 in 2025, and $0 in 2024.

Stock-Based Compensation - We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which performance is required. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Derivative Financial Instruments - Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Monte Carlo Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as discount rates and stock price volatilities.

Per Share Data - Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, and convertible instruments. As of December 31, 2025 the effect of 3,333,375 shares issuable upon the conversion of Series A preferred shares, 14,131,738 shares issuable upon the conversion of convertible notes, and 37,556 shares issuable upon exercise of the outstanding warrant and common stock options were anti-dilutive and not included in the computation of dilutive earnings per share. As of December 31, 2024 the effect of 3,518,738 shares issuable upon the conversion of Series A preferred shares, 1,252 shares issuable upon conversions of the Series D preferred shares, 11,969,780 shares issuable upon the conversion of convertible notes, and 54,434 shares issuable upon exercise of the outstanding warrant and common stock options were anti-dilutive and not included in the computation of dilutive earnings per share.

Income Taxes - The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax laws or rates. The Company has a sizable tax loss carryforward at this time and as a result it is unlikely that it will have a need for payment of taxes in the near term.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this standard effective January 1, 2025, which did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 amends ASC, Financial Instruments – Credit Losses (Topic 326) (“ASC Topic 326”) to simplify how entities measure credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). This update allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company has not yet adopted ASU 2025-05 but does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4: Business Acquisition

On December 6, 2024, the Company entered into an Exclusive Source Code License agreement (the “License Agreement”) between AgingTopic, LLC (“AgingTopic”) and the Company where the Company has acquired, subject to certain payment milestones, the source code and business activities of AgingTopic, which constitutes substantially all of AgingTopic’s assets utilized in the creation of advertising revenue from blog postings.. The agreement calls for a $5,000 cash payment upon execution, and certain royalty payments up to a maximum of $150,000, at which time it becomes a fully paid-up license. The royalty payments are to be repaid at 30% of net collection up to the first $50,000 has been repaid, after which the remaining $100,000 will be repaid based on 15% of net collections. After the payment of the $150,000 license fee, the Company will then pay a commission of 2.5% of net collections until 36 months after the date of the agreement.

This acquisition closed on December 6, 2024. The acquisition of AgingTopic is being accounted for as a business combination under ASC 805. The royalty payable is accounted for as a contingent consideration liability under ASC 805, with changes in fair value of the expected royalty amount recognized in current earnings. AgingTopic had not yet generated revenues prior to the time of acquisition.

As of December 31, 2025, Company determined it would not actively pursue the development of the AgingTopic Business and as such considered the payment of the royalty payments as remote and recorded a $150,000 gain on the change in fair value of contingent consideration during the year ended December 31, 2025.

Note 5: Intangible assets

The following table represents the balances of intangible assets as of December 31, 2025 and 2024;

	December 31, 2025	December 31, 2024
Website Domains	$-	$155,000

Total Intangible assets	-	155,000

Accumulated Amortization – website domains	-	(3,229)
Net intangible assets	$-	$151,771

On December 6, 2024, the Company closed on its acquisition of the AgingTopic Business and allocated the entire $155,000 purchase price to domain name assets with an estimated life of 4 years. See Note 4 for additional details.

During the year ended December 31, 2025, the Company determined it would not actively pursue the development of the AgingTopic business and as such recorded an impairment expense of $113,021.

The Company recorded amortization expense of $38,750 and $3,229 for the years ended December 31, 2025 and 2024.

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Trade accounts payable	$3,872,746	$3,677,455
Accrued payroll and payroll taxes	154,437	489,606
Total accounts payable and accrued liabilities	$4,027,183	$4,167,061

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

Operating lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2024, or the year ending December 31, 2025. As of December 31, 2025, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, noted in the above table, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of December 31, 2025.

Note 8: SBA Loan Payable

PPP Loan Conversion to SBA Loan

During March 2020, in response to the COVID-19 crisis, the federal government announced plans to offer loans to small businesses in various forms, including the Payroll Protection Program, or (“PPP”), established as part of the Corona Virus Aid, Relief and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”). On April 25, 2020, the Company entered an unsecured Promissory Note with Bank of America for a loan in the original principal amount of $460,400, and the Company received the full amount of the loan proceeds on May 4, 2020 (the “PPP Loan”). The PPP Loan bears interest at the rate of 1% per year.

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The SBA confirmed the balance due on the loan, including principal and interest, was $467,117. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructuring of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the years ended December 31, 2025 and 2024, the Company made principal payments of $25,960 and $28,027 on this loan and recorded interest in the amount of $3,845 and $4,128, respectively.

The balance as of December 31, 2025, was $367,801.

Note 9: Notes Payable and Convertible Notes Payable

Notes Payable

The following table summarizes the outstanding notes payable as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Kishon Note	$431,666	$431,666
Finnegan Note 1	-	51,765
Finnegan Note 2	-	32,353
Finnegan Note 3	-	32,353
2025 Bridge Notes	207,750	-
Total Notes Payable	639,416	548,137
Current Portion	(639,416)	(548,137)
Long-term portion	$-	$-

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

At December 31, 2025, principal and interest in the amount of $431,666 and $244,524, respectively, were due on the Kishon Note. At December 31, 2024, principal and interest in the amount of $431,666 and $166,823, respectively, were due on the Kishon Note. This note was in default at December 31, 2025.

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

On April 24, 2025, the Company entered into an Obligation Exchange Agreement with Finnegan whereby Finnegan agreed to settle the above notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders. As a result of the exchange, which was accounted for as a troubled debt restricting, the Company recorded a gain on settlement of liabilities of $303,638.

At December 31, 2025, all principal and accrued interest were fully satisfied and retired on these notes. At December 31, 2024, principal and accrued interest in the amount of $105,883 and $44,957, respectively, were due on these notes.

2025 Bridge Notes

On May 6, 2025, the Company entered into a short term note payable agreement with one of its investors and received cash proceeds of $25,000. The note is bears interest at 10% per annum and matures 10 days after issuance, May 17, 2025. In the event of default, the Company is required to pay 120% of the principal balance. This note has been exchanged for a 12 month note without penalty with an original issue discount of 5%, bears no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $26,250. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On May 19, 2025, the Company entered into Senior Secured 5% Original Issue Discount Promissory Notes with three of its institutional investors for gross proceeds of $75,000. (“Notes”). The Notes are issued with an original issue discount (OID) of 5%, bear no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $76,500. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On July 21, 2025, the Company entered into Senior Secured 5% Original Issue Discount Promissory Notes with two of its institutional investors for gross proceeds of $100,000. (“Notes”). The Notes are issued with an original issue discount (OID) of 5%, bear no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $105,000. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

Aggregate interest expense on the notes payable was $78,622 and $195,838 for the years ended December 31, 2025 and 2024, respectively. Accrued interest on notes payable was $244,524 and $374,376 for the years ended December 31, 2025 and 2024, respectively.

Convertible Notes Payable

On October 31, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note with an C/M Capital Master Fund, L.P. with a potential total funding of $1 million, with an initial funding of $250,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default, and may be converted into common stock of the Company at $0.15 per share at any time after issuance, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The note may be prepaid at 110% of the then outstanding principal amount owed at the time of repayment. The obligations under the note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note with an C/M Capital Master Fund, L.P. with a potential total funding of $1 million, with an initial funding of $150,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $165,000 as the note includes a 10% original issue discount. The note bears no interest unless in default, and may be converted into common stock of the Company at $0.15 per share at any time after issuance, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The note may be prepaid at 110% of the then outstanding principal amount owed at the time of repayment. The obligations under the note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note with an WVP Emerging Manager Onshore Fund, LLC, with a potential total funding of $1 million, with an initial funding of $100,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $110,000 as the note includes a 10% original issue discount. The note bears no interest unless in default, and may be converted into common stock of the Company at $0.15 per share at any time after issuance, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The note may be prepaid at 110% of the then outstanding principal amount owed at the time of repayment. The obligations under the note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

Note 10: Notes Payable – Related Parties

The following table summarizes the outstanding related party notes payable as of December 31, 2025 and 2024, respectively;

	December 31, 2025	December 31, 2024
Lindstrom Note	-	45,294
Lindstrom Note 2		18,750
Notes Payable	-	64,044

Current Portion, net of discount	$-	$64,044
Long-term portion, net of discount	-	-

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

On April 24, 2025, the Company entered into an Obligation Exchange Agreement with Lindstrom whereby Lindstrom agreed to settle the above notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders. As a result of the exchange, which was accounted for as a troubled debt restricting, the Company recorded a gain on settlement of liabilities of $249,765.

At December 31, 2025, all principal and accrued interest were fully satisfied and retired on these notes. At December 31, 2024, there was principal and interest in the aggregate amount of $64,044 and $22,548, respectively, due on these notes.

Aggregate interest expense on the notes payable – related parties was $2,297 and $33,980 for the years ended December 31, 2025 and 2024, respectively. Accrued interest on notes payable – related parties were $0 and $22,547 for the years ended December 31, 2025 and 2024, respectively.

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

Derivative liability activity for the years ended December 31, 2025 and 2024, is summarized in the table below:

December 31, 2023	$152,945
True-up features settled	(152,945)
Establishment upon default provisions	100,551
Loss on revaluation	4,585,124
December 31, 2024	$4,685,675
Gain on revaluation	(4,286,515)
December 31, 2025	$399,160

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on the percentages of the lowest trades over the prior 30 trading days

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

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

During the year ended December 31, 2025, the Company issued 5,000 shares of Series A preferred stock in exchange for $125,000 in cash proceeds.

During the year ended December 31, 2025, the Company redeemed 34,658 shares of Series A preferred for 3,794,802 shares of common stock with a fair value of $1,604,399, which resulted in a loss on settlement of $643,666. During the year ended December 31, 2025, the Company recognized $1,158,584 in interest expense related to the accretion of the Series A preferred shares based on the change in fair value. As of December 31, 2025, the Company has 533,340 shares of the Series A preferred shares outstanding.

The following table provides the maturities of Series A preferred stock redemptions at December 31, 2025:

Series A
Preferred Stock
2026	$9,447,335
2027	5,206,648
2028	5,347
2029	-
2030 and thereafter	-
Total future undiscounted redemption payments	14,659,330
Less: Interest	(1,009,351)
Present value of redemption payments	13,649,979
Current portion	(9,447,335)
Long term portion	$4,202,644

Note 13: Stockholders’ Deficit

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 15,093,055 were issued and outstanding at December 31, 2025.

Common Stock Transactions During the Year Ended December 31, 2025

During the year ended December 31, 2025, the Company issued 161,042 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was the stock price on the 15th day of each month to determine the number of shares issuable.

During the year ended December 31, 2025, the Company issued 3,794,755 shares of its restricted common stock for the redemption of Series A shares as discussed in further detail above in Note 12.

During the year ended December 31, 2025, the Company recorded stock-based compensation of $12,500 related to equity awards issued in prior periods. As of December 31, 2025, the Company expects to record additional compensation expense of $0 related to unvested awards.

During the year ended December 31, 2025, the Company issued 1,225,000 shares to consultants for services performed with a fair value of $252,150 which was recorded as stock-based compensation.

During the year ended December 31, 2025, the Company entered into Obligation Exchange Agreements with two of its creditors, Finnegan and Lindstrom as discussed above in Notes 9 and 10. The agreements call for the cancellation of notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders, which resulted in an aggregate gain on the settlement of liabilities of $562,793.

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

Preferred Stock

We are authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 3,000,000 shares of Series A Preferred (see Note 12), 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 42,103 shares as Series X Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock, which ranks Pari passu to the Series C Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had 25,000 shares of Series D Preferred Stock outstanding at December 31, 2025.

Series D Preferred Stock Transactions During the Year Ended December 31, 2025

During the year ended December 31, 2025, the Company entered into an Obligation Exchange Agreements with Lindstrom whereby the outstanding Series D Preferred Stock and all accrued dividends were exchanged for shares of Company common stock.

The Company accrued dividends in the amount of $388 on the Series D Preferred Stock for the year ended December 31,2025. As of December 31, 2025 the Company had $0 in accrued dividends on the Series D Preferred Stock, respectively.

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

There are no shares of Series F shares outstanding as of December 31, 2025 or 2024.

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

Series X Preferred Stock

The Company has 42,103 and 19,703 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of December 31, 2025 and 2024, respectively. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock and accrues dividends at the rate of 10% per annum on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in October 2024, the Company elected to use the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

Series X Preferred Stock Transactions During the Year Ended December 31, 2025

During the year ended December 31, 2025, the Company issued 2,400 shares of Series X Preferred Stock to the newly elected director of the Company for compensation in lieu of services in the amount of $60,000.

During the year ended December 31, 2025, the Company issued 20,000 shares of Series X Preferred Stock to an institutional investor and consultant for compensation in lieu of services in the amount of $500,000.

The Company accrued dividends in the amount of $68,923 on the Series X Preferred Stock for the year ended December 31, 2025. As of December 31, 2025 the Company had $0 in accrued dividends on the Series X Preferred Stock

During the year ended December 31, 2024, the Company issued 7,200 shares of Series X Preferred Stock to the officers and directors of the Company for compensation in lieu of services in the amount of $180,000 in aggregate, or $60,000 for each of the three (3) directors.

Series X Preferred Stock Transactions During the Year Ended December 31, 2024

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

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2023	100,934	$10.05
Granted	-	-
Cancelled/Expired	(100,934)	$10.05
Exercised	-	-
Outstanding at December 31, 2024	-	$-
Granted	-	-
Cancelled/Expired	-
Exercised	-	-
Outstanding at December 31, 2025	-	$-
Options vested and exercisable	-	$-

Warrants

The Company has announced that it intends to cancel all outstanding warrants, and certain language to complete this has been added to all documents related to the conversion of outstanding debts, notes, accounts payable and other senior securities. The following table summarizes the warrants outstanding on December 31, 2025, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	Average		average
		average	Exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
25.00	5,556	1.36	25.00	5,556	25.00
$37.50	32,000	0.99	37.50	32,000	37.50
	37,556	1.05	$35.65	37,556	$35.65

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2023	673,208	$30.64
Granted	-	$-
Cancelled	(632,441)	$(29.87)
Outstanding at December 31, 2024	40,767	$35.13
Granted	-	$-
Cancelled	(3,211)	$(29.09)
Exercised	-	$-
Outstanding at December 31, 2025	37,556	$35.65

At December 31, 2025, there was no intrinsic value on the issued or vested warrants.

During the years end December 31, 2025 and 2024, in connection with the settlements of debt, Series D preferred and Series F preferred, the investors also agreed to cancel 3,211 and 632,441 outstanding warrants, respectively, in connections with the settlement transactions.

Note 14: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at December 31, 2025, and December 31, 2024.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$399,160	$399,160

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,685,675	$4,685,675

Note 15: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $64.5 million and $19.3 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the years ended December 31, 2025 and 2024, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2025		2024

Expected tax at statutory rates
Federal	$105,000	21%	$(528,000)	21%
State	(49,000)	(10)%	246,000	(10)%
Permanent Differences	(53,000)	(20)%	(4,000)	0%
Temporary difference for derivative gain	(900,000)	(180)%	945,000	(38)%
Temporary difference for stock compensation	173,000	35%	147,000	(6)%
Other	99,000	19%	474,000	(18)%
Prior Year True-Ups	-	0%	-	0%
Current Year Change in Valuation Allowance
Federal	1,295,000	260%	(2,051,000)	82%
State	(670,000)	(125)%	771,000	(31)%
Income tax expense	$-	0%	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2025 and 2024, significant components of the Company’s deferred tax assets are as follows:

	As of
	December 31, 2025	December 31, 2024
Deferred Tax Assets (Liabilities):
Accrued payroll	$141,000	$141,000
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(57,000)	(869,000)
Stock based compensation	(460,000)	(304,000)
Depreciation	3,000	3,000
Net operating loss	13,102,000	12,462,000
Net deferred tax assets (liabilities)	13,551,000	12,255,000
Valuation allowance	(13,551,000)	(12,255,000)
Net deferred tax assets (liabilities)	$-	$-

Note 16: Commitments and Contingencies

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

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$101,044	$589,535	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$68,522	$493,872	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$80,730	$496,336	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$71,100	$290,100	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY(1)	$1,079,000	$848,764	11/14/2023	12%	113,372	$962,136	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$434,768	$3,387,536

Note 17: Subsequent Events

Series X Preferred Stock dividend payments for Q4 FY2025

In January 2026, the Company has issued a total of 157,061 shares of restricted common stock for the payment of $26,314 in accrued dividends on its Series X Preferred shares for Q4 FY2025. The issuances were as follows: Leath – 8,787 shares, Balencic – 8,787 shares, Mitchell – 8,787, Clifton – 2,941 shares, Anglo Irish – 70,035 shares.

Series A Preferred Stock redemptions for Q4 FY2025

In January 2026, the Company issued a total of 2,228,147 shares in redemption of $257,700 of its Series A Preferred Stock for Q4. The issuances were as follows: Pinz Capital – 254,468 shares, GS Capital – 437,393 shares (reduced from allowable to stay under 5% in total holdings), Jefferson Street – 122,917 shares, AJB – 751,810 shares (reduced from allowable to stay under 5% in total holdings), Cavalry/Mercer/CM – 661,560 shares in aggregate (reduced from allowable to stay under 5% total holdings). These issuances resulted in the reduction of Series A Preferred stock of $184,695, and the remaining outstanding face value, after giving effect to these issuances of the Series A Preferred shares, is $13,156,724.

In April 2026, the Company issued a total of 2,922,915 shares in redemption of $201,400 of its Series A Preferred Stock for Q1. The issuances were as follows: Pinz Capital – 352,424 shares, GS Capital – 874,810 shares (reduced from allowable to stay under 5% in total holdings), Jefferson Street – 208,743 shares, AJB – 874,810 shares (reduced from allowable to stay under 5% in total holdings), Cavalry/Mercer/CM – 612,128 shares in aggregate (reduced from allowable to stay under 5% total holdings). These issuances resulted in the reduction of Series A Preferred stock of $201,400, and the remaining outstanding face value, after giving effect to these issuances of the Series A Preferred shares, is $12,927,475.

F-Issuances related to consultants

In January 2026, The Company has issued 125,000 shares of restricted common stock to an individual who was involved with the development of its Robo Agent software application as consideration for their services. It has also issued 250,000 shares to a firm involved with the planned “uplist” of its common stock to a senior exchange.

Bridge Notes

On February 20, 2026, the Company entered into a third Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “February 2026 Bridge Note”) with C/M Capital Master Fund, L.P. and WVP Emerging Manager Onshore Fund, LLC, with a potential total funding of $1 million, with an additional funding of $125,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $137,500 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, subject to certain adjustments. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On April 10, 2026 the Company entered into a 10% Original Issue Discount Convertible Promissory Note (the “April 2026 Bridge Note”) with Pinz Capital. with a $50,000 purchase price. The note bears interest of 10%, and has a maturity date of 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $55,000 as the note includes a 10% original issue discount. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The Company’s management notes that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2025 were (i) lack of formal documentation of policies and procedures, (ii) lack of segregation of duties and multiple levels of review, and (iii) lack of sufficient resources with appropriate accounting experience, especially with regards to equity-based transactions and tax accounting expertise.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025. This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only with the disclosure under this Item 9A in this annual report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

CURRENT BOARD OF DIRECTORS AND MANAGEMENT

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers as of December 31, 2025:

Board of Directors

Name	Position	Age	Date Appointed	Date Resigned
Current Board
Mack Leath	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, Director	69	12/15/2023	in place
Jim Clifton	Independent Director	52	05/26/2025	03/09/2026
Dr. Jordan Balencic	Independent Director	40	12/15/2023	in place

Current Board and Management

Mr. Mack Leath, age 69, is a Director who also serves as CEO, CFO and Chairman of the Board of Directors. He is a senior executive with 30 + years’ experience in business management, including a number of rapid growth and start-up situations. He has been a sales and marketing professional in Petro-chemical distribution, software and construction related products as well as healthcare. His roles include financial management and capital markets. He has previously served on the Board of the Company from September 2016 until May 2017 where he assisted in restructuring and evaluating various business situations.

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

Mr. Leath graduated from North Carolina State University with a B.S. in Business Administration; 1986.

Dr. Jordan Balencic, age 40, is a Director. His employment history includes positions in both the healthcare arena, and as an entrepreneur. His healthcare experience is as follows: From October 2016 until the present, he has served as the Service Chief, Medical Director, and a staff physician for Home Based Primary Care (HBPC) November for the U.S. Department of Veterans Affairs, Veterans Health Administration Lebanon, PA (Lebanon VA Medical Center).

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

Mr. James Clifton, age 52, is a Director. Jim Clifton is a senior sales and marketing executive focused on systems software, data analytics and innovative implementation to improve productivity across corporations and workforces worldwide. He also has business interests in the commercial and residential real estate area.

Clifton launched his technical career at VeriSign (later acquired by Symantec Corporation) from 2002 until 2011 where he served as a Strategic Account Manager, helping enterprise customers protect their online assets and intellectual property during a period of rapid digital transformation of the early 2000s. His responsibilities included data protection, compliance, and enterprise software sales. He then joined Citrix Systems, Inc., focused on key corporate systems as a Field Sales Manager from 2011 until 2014, driving adoption of virtualization and enterprise. During 2014 he joined StarMobile, Inc., in the role of Director of Sales & Business Development. He helped position the company as a pioneer in mobile app transformation, playing a pivotal role in building strategic partnerships and expanding market reach. In 2015 he joined Cumberland Group as a Senior Account Executive, where he advised Fortune 500 companies on modernizing their IT infrastructure, leveraging cloud and hybrid strategies to increase business agility and resilience.

He joined VMware, Inc. during 2019 as a Client Executive, managing enterprise relationships focused on digital transformation by delivering solutions across cloud, networking, and security helping IT Operations and Application Development to become strategic enablers for the business. Most recently, beginning 2022 he joined Alteryx, Inc., as a Strategic Account Executive, helping organizations harness the power of data science, artificial intelligence, and machine learning. He empowered business leaders to make smarter, faster decisions by promoting democratized access to advanced analytics and automation to all within the enterprise.

Jim’s education includes a Bachelor’s degree from the University of Georgia in 1990 and a Master’s degree from Mercer University in 2007. He is based in St. Simons, Georgia.

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

Compensation Committee

Mr. Leath and Dr. Balencic currently serve as members of the compensation committee. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2025 and 2024.

		Salary	Salary
		earned	earned				Non-Equity	Nonqualified
		and	and				Incentive	Deferred	All
Name and		paid in	unpaid in		Stock	Option	Plan	Compensation	Other
Principal		cash	cash	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)

Mack Leath	2025	-	-	-	-	-	-	-	-	-
Chief Executive Officer and Chief Financial Officer	2024	-	-	-	-	-	-	-	-	-

Pension Benefits; Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not offer pension benefits, non-qualified contribution, or other deferred compensation plans to our executive officers.

Outstanding Equity Awards at December 31, 2025

In January 2024 the Board of Directors terminated the stock option plan, and all previously issued options. As a result, there are no outstanding options at this time.

DIRECTOR COMPENSATION

The following table sets forth, for the years ended December 31, 2025 and 2024, information relating to the compensation of each director who served on our Board of Directors during the fiscal year and who was not a named executive officer. This compensation was for their role as Director of the Company within the fiscal year, as well as an issuance in consideration of their contributions outside of their role as a director.

	Year	CASH PAYMENTS	SERIES X PREFERRED SHARES	RESTRICTED COMMON STOCK PERFORMANCE AWARDS	VALUE OF PERFORMANCE REWARD	TOTAL COMPENSATION
LEATH	2025	$-	$-	$-	$-	$-
	2024	$-	$60,000	250,000	$75,000	$135,000

BALENCIC	2025	$-	$-	$-	$-	$-
	2024	$-	$60,000	$250,000	$75,000	$135,000

MITCHELL	2025	$-	$-	$-	$-	$-
	2024	$28,000	$60,000	$250,000	$75,000	$163,000

CLIFTON	2025	$-	$60,000	$-	$-	$60,000
	2024	$-	$-	$-	$-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2026, regarding the beneficial ownership of our Common Stock and Series X Preferred Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “named executive officers;” and (iii) all of our directors and executive officers as a group. At March 31, 2026, we had 15,625,116 shares of Common Stock issued and outstanding, and 42,103 shares of Series X Preferred Stock issued and outstanding, having an aggregate of 16,841,200 votes. Unless otherwise indicated, the address of each of the stockholders listed is 1660 Highway 100 South, Suite 432, Saint Louis Park, Minnesota 55416. Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the Record Date and shares of Common Stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

Common shares outstanding at March 31, 2026	17,853,264	Preferred X shares outstanding at March 31, 2026	42,103	Votes from Preferred X super voting:	16,841,200		Total voting shares including common and super votes from Preferred X	34,694,464

Name	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock Beneficially Owned	Number of Shares of Series X Preferred Stock	Percentage of Series X Preferred Stock	Number of votes at 400 per share	Add common shares held at March 31, 2026	Total Votes	% of the Total Votes
MACK LEATH (1) (2)	403,114	2.26%	2,400	5.70%	960,000	403,114	1,363,114	3.93%
JORDAN BALENCIC (3)	283,752	1.59%	2,400	5.70%	960,000	283,752	1,243,752	3.58%
BRIAN VALANIA (3)(7)	200,000	1.12%	-	-%	-	200,000	200,000	0.58%
Current Executive Officers and Directors as a group (3 Persons)	886,866	4.97%	4,800	11.40%	1,920,000	886,866	2,806,866	8.09%

5% or more shareholders
JOHN MITCHELL (6)	311,375	1.74%	2,400	5.70%	960,000	311,375	1,271,375	3.66%
JIM CLIFTON (5) (6)	261,728	1.47%	2,400	5.70%	960,000	261,728	1,221,728	3.52%
ANGLO IRISH MANAGEMENT, LLC (4)	343,530	1.92%	32,503	77.20%	13,001,200	343,530	13,344,730	38.46%
Total of 5% or more	916,633	5.13%	37,303	88.60%	14,921,200	916,633	15,837,833	45.65%

Notes to the above table:

(1)	includes 100,000 shares issued to a family member for acquisition of a software business

(2)	Mr. Leath is currently Chairman of the Board of Directors and former CEO and CFO

(3)	Mr. Balencic and Mr. Valania are currently members of the Board of Directors

(4)	Based solely on representation by Anglo Irish Management LLC (“Anglo”). Daniel Hollis is the Manager of Anglo-Irish Management LLC, and its business address is 9057A Selborne Lane, Chatt Hills, GA 30268. Anglo has held shares of Series X Preferred stock since 2019 and has recently acquired 20,000 additional shares for its contributions in the restructuring of the Company over the last 3 years. The shares have a face value of $25 each, and as such the issuance is valued at $500,000. No cash consideration was provided to the Company for the issuance. It has most recently held a number of shares equal to 26.97% of voting rights as previously disclosed, those shares having been issued in 2019 in consideration of accounts payable and consulting fees in the amount of $312,575. Its common stock holdings have come solely from the issuance of restricted common stock for the payment of dividends since 2019 and none of the shares are as a result of share purchases in the open market. There is no relationship between any of its members and the Board of Directors, or any member of management. The shares are held solely for investment purposes.

(5)	Mr. Clifton received 75,000 shares in FY2024 for his participation on the Advisory Board and 175,000 shares of restricted common stock for this role on the Board of Directors in FY2025. He also received $60,000 of Series X Preferred shares as consideration for his role on the Board of Directors.

(6)	Mr. Mitchell and Mr. Clifton are a former Director and is included in this table simply because he is the only other holder of Series X Preferred shares.

(7)	Mr. Valania was appointed the CEO and CFO on March 9, 2025

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On April 24, 2025, the Company entered into an Obligation Exchange Agreement with Lindstrom whereby Lindstrom agreed to settle the above notes, accrued interest and other obligations in consideration of the issuance of 75,000 shares of restricted common stock for each of the holders. As a result of the exchange, which was accounted for as a troubled debt restricting, the Company recorded a gain on settlement of liabilities of $249,765.

During the year ended December 31, 2025, the Company issued 2,400 shares of Series X Preferred Stock to the newly elected director of the Company for compensation in lieu of services in the amount of $60,000.

No member of management has benefited from the transactions with related parties.

Policies and Procedures for Related-Party Transactions

Our Audit Committee considers and approves or disapproves any related person transaction as required by NASDAQ regulations.

Director Independence Standards

Applicable NASDAQ rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Item 14. Principal Accountant Fees and Services

Astra Audit & Advisory, LLC (“Astra”) was our independent registered public accounting firm for our fiscal years ended December 31, 2025 and 2024. The aggregate fees billed for professional services by Astra during 2025 and 2024 were as follows:

Astra Audit & Advisory, LLC

	2025	2024

Audit Fees	$112,500	$84,000
Audit-Related Fees	$9,850	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees are the aggregate fees billed during the years ended December 31, 2025 and 2024 for professional services rendered by Astra, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2025 and 2024 for assurance and related services rendered by Astra, that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended December 31, 2025 and 2024 for tax compliance services rendered. No tax services were rendered by Astra.

All Other Fees are the aggregate fees billed during the years ended December 31, 2025 and 2024 for products and services provided by Astra, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by Astra that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on Astra’s engagement to audit the Company’s financial statements for the years ended December 31, 2025 and 2024 were attributed to work performed by persons other than Astra’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2025, and 2024:

	1.	Report of Independent Registered Public Accounting Firm	F-2

	3.	Consolidated Balance Sheets as of December 31, 2025, and 2024	F-3

	4.	Consolidated Statements of Operations for the years ended December 31, 2025, and 2024	F-4

	5.	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2025, and 2024	F-5

	6.	Consolidated Statements of Cash Flows for the years ended December 31, 2025, and 2024	F-6

	7.	Notes to Consolidated Financial Statements	F-8

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: April 15, 2026	By:	/s/ Brian Valania
Brian Valania Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant, Mitesco, Inc., and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Mack Leath	April 15, 2026
Mack Leath
Chairperson of the Board of Directors

/s/ Brian Valania	April 15, 2026
Brian Valania
Chief Executive Officer, Chief Financial Officer and Secretary and Director

/s/ Dr. Jordan Balencic	April 15, 2026
Jordan Balencic
Director