Form 10-Q
period 2026-03-31
Mitesco, Inc.
filed 2026-05-20
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 20, 2026 the registrant had 20,940,597 shares of common stock issued and outstanding.

i

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,533	$100,857
Accounts receivable, net	27,600	27,600
Prepaid expenses and other current assets	2,296	3,651
Total current assets	31,429	132,108

Total Assets	$31,429	$132,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,085,528	$4,027,183
Accrued interest	440,348	398,356
Derivative liabilities	403,548	399,160
Deferred Revenue	10,000	10,000
Lease liability - operating leases, current	99,477	99,477
Notes payable, net of discounts	639,416	639,416
SBA loan payable	363,216	367,801
Convertible Notes Payable, Net	637,468	503,341
Other current liabilities	96,136	96,136
Preferred stock dividends payable	26,314	26,314
Legal settlements	3,450,831	3,387,536
Series A preferred stock liability, current	9,242,699	9,447,335
Total current liabilities	19,494,981	19,402,055

Series A preferred stock liability, non-current	4,428,395	4,202,644

Total liabilities	23,923,376	23,604,699

Commitments and contingencies (Note 12)

Stockholders’ deficit

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 400,000 shares designated Series X:
Preferred stock, Series D, $0.01 par value, no shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	-	-
Preferred stock, Series F, $0.01 par value, no shares issued and outstanding as of March 31, 2026, and December 31, 205, respectively	-	-
Preferred stock, Series X, $0.01 par value, 42,103 shares issued and outstanding March 31, 2026, and December 31, 205, respectively	421	421
Common stock, $0.01 par value, 500,000,000 shares authorized, 17,795,540 and 15,093,055 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	177,955	150,931
Additional paid-in capital	40,063,593	39,732,684
Accumulated deficit	(64,133,916)	(63,356,627)
Total stockholders’ deficit	(23,891,947)	(23,472,591)

Total liabilities and stockholders’ deficit	$31,429	$132,108

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$-	$17,000

Operating expenses:
Software development	103,533	5,282
General and administrative	249,396	278,704

Total operating expenses	352,929	283,986

Net Operating Loss	(352,929)	(266,986)

Other income (expense):
Interest expense	(318,239)	(392,049)
Interest expense - related parties	-	(2,297)
Loss on revaluation of Series A preferred shares	(101,733)	(250,977)
Gain (loss) on revaluation of derivative liabilities	(4,388)	4,362,645
Total other income (expense)	(424,360)	3,717,322

Income (loss) before provision for income taxes	(777,289)	3,450,336
Provision for income taxes	-	-

Net income (loss)	$(777,289)	$3,450,336

Preferred stock dividends	(26,314)	(12,314)
Preferred stock dividends - related parties	-	(388)

Net income (loss) available to common shareholders	$(803,603)	$3,437,634

Net income (loss) per share – basic	$(0.05)	$0.35
Net loss per share – diluted	$(0.05)	$(0.08)

Weighted average shares outstanding – basic	17,225,015	9,772,319
Weighted average shares outstanding – diluted	17,225,015	11,985,026

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

	Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	-	$-	-	$-	42,103	$421	15,093,055	$150,931	$39,732,684	$(63,356,627)	$(23,472,591)

Shares issued for Series A redemptions	-	-	-	-	-	-	2,228,148	22,281	284,089	-	306,370
Shares issued for Series X dividends	-	-	-	-	-	-	99,337	993	25,321	-	26,314
Stock-based compensation	-	-	-	-	-	-	375,000	3,750	47,813	-	51,563
Preferred stock dividends	-	-	-	-	-	-	-	-	(26,314)	-	(26,314)
Net loss	-	-	-	-	-	-	-	-	-	(777,289)	(777,289)

Balance, March 31, 2026	-	$-	-	$-	42,103	$421	17,795,540	$177,955	$40,063,593	$(64,133,916)	$(23,891,947)

Balance, December 31, 2024	25,000	$250	-	$-	19,703	$197	9,762,258	$97,623	$37,341,335	$(63,855,351)	$(26,415,946)

Shares issued for Series A redemptions	-	-	-	-	-	-	1,366,394	13,664	794,539	-	808,203
Shares issued for Series X dividends	-	-	-	-	-	-	28,358	284	12,030	-	12,314
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,702)	-	(12,702)
Net income	-	-	-	-	-	-	-	-	-	3,450,336	3,450,336

Balance, March 31, 2025	25,000	$250	-	$-	19,703	$197	11,157,010	$111,571	$38,141,452	$(60,405,015)	$(22,151,545)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(777,289)	$3,450,336
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	-	9,687
Amortization of debt discounts	9,127	-
Stock-based compensation	51,563	6,250
Accretion of Series A preferred recorded as interest expense	225,752	326,403
Loss on revaluation of Series A preferred	101,733	250,977
Gain on revaluation of derivative liabilities	4,388	(4,362,645)
Changes in operating assets and liabilities:
Accounts receivable	-	(14,000)
Prepaid expenses	1,355	1,355
Accounts payable and accrued liabilities	121,640	216,766
Accrued interest	41,992	15,161
Accrued interest - related parties	-	2,297
Net cash used in operating activities	(219,739)	(97,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA Loan	(4,585)	(5,800)
Proceeds from sale of Series A preferred stock	-	100,000
Proceeds from convertible notes payable	125,000	-
Net cash provided by financing activities	120,415	94,200

Net change in cash	(99,324)	(3,213)
Cash at beginning of period	100,857	3,402
Cash at end of period	$1,533	$189

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,845	$4,128
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Preferred stock dividends	$26,314	$12,702
Shares issued for Series X dividends	$25,736	$12,314
Shares issued for redemption of Series A preferred stock	$306,370	$808,203

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

Note 2: Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of approximately $1,533, current liabilities of approximately $19.5 million, and has incurred significant losses from the previous clinic operations. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan. As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

The consolidated financial statements and related disclosures as of March 31, 2026, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025, and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

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

In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports. We expect this project to be executed using both internal and external resources and to be completed in late FY2026. As of March 31, 2026, we have received an upfront fee of $10,000, which is reflected as deferred revenue as no performance obligations under the contract have been satisfied.

Capitalized Software Development Costs - Software development costs primarily consist of personnel costs. We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to clients for software sold to third parties. During the three months ended March 31, 2026 and during the year ended December 31, 2025, no costs have been capitalized as we have not yet reached technological feasibility. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life.

Software Research and Development Costs - Research and development costs are expensed as incurred and include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization. We expensed research and development costs of $103,533 during three months ended March, 2026 and $0 in 2025.

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

The following table presents the effect of potential dilutive issuances for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss) attributable to common stockholders	$803,603	$3,437,634
Preferred stock dividends	-	1,580
Derivative gain	-	(4,362,645)
Interest expense associated with convertible debt	-	19,159
Net loss for dilutive calculation	(803,603)	(904,272)

Weighted average shares outstanding	17,225,015	9,772,319
Dilutive effect of preferred stock	-	126,748
Dilutive effect of convertible debt	-	2,045,192
Dilutive effect of common stock warrants	-	40,767
Weighted average shares outstanding for diluted net income (loss) per share	17,225,015	11,985,026

During the three months ended March 31, 2026 the effect of 3,286,256 shares issuable upon the conversion of Series A preferred shares, 14,131,738 shares of common stock issuable upon conversion of notes, and 37,556 shares issuable upon exercise of warrants were anti-dilutive and are not included in the computation of dilutive earnings per share. During the three months ended March 31, 2025 the effect of 3,298,159 shares issuable upon the conversion of Series A preferred shares were anti-dilutive and are not included in the computation of dilutive earnings per share.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 amends ASC, Financial Instruments – Credit Losses (Topic 326) (“ASC Topic 326”) to simplify how entities measure credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). This update allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this standard effective January 1, 2026, which did not have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Trade accounts payable	$3,843,091	$3,872,746
Accrued payroll and payroll taxes	242,437	154,437
Total accounts payable and accrued liabilities	$4,085,528	$4,027,183

Note 5: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. As of March 31, 2026 the Company had impaired all balances of the related right to use assets.

Operating lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2025, or the three months ending March 31, 2026. As of March 31, 2026, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of March 31, 2026 . See Note 12 for further details.

Note 6: SBA Loan Payable

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA for total principal and interest due on the loan of $467,117. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2028. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum; a gain on restructure of debt in the amount of $40,622 was recorded on this transaction during the year ended December 31, 2023, and the balance of the loan was recorded at the amount of $433,343 representing the net cash flows discounted at 1%. During the three months ended March 31, 2026 the Company made principal payments of $4,585 on this loan and recorded interest in the amount of $907.

The following table provides the maturities of March 31, 2026:

Amount owed for Fiscal year ending December 31,	Principal
2026 (9 months remaining)	$20,721
2027	27,870
2028	28,150
2029	28,433
2030	28,719
Thereafter	229,323
Total	$363,216

Note 7: Notes Payable

The following table summarizes the outstanding notes payable as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Kishon Note	$431,666	$431,666
2025 Bridge Notes	207,750	207,750
Total Notes Payable	639,416	639,416

Current Portion	(639,416)	(639,416)
Long-term portion	$-	$-

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

The Kishon Note was issued in the principal amount of $277,777 for a purchase price of $250,000 resulting in an original issue discount of $27,777. The Kishon Note has a due date of November 10, 2022, and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Kishon Note this rate will increase to 18%, and the Kishon Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Kishon Note entered default status on November 11, 2022. The Kishon Commitment Fee Shares and Kishon Warrants resulted in a discount to the Kishon Note in the amount of $138,492. As of March 31, 2026 and December 31, 2025, the discount has been amortized in full.

During the year ended December 31, 2023, a default penalty in the amount of $138,889 and an additional fee in the amount of $15,000 were added to the principal amount of the Kishon Note. During the year ended December 31, 2024, as a result of the variable price of the conversion feature under the terms of default, the Company recorded an initial derivative liability of $100,551 upon bifurcating the conversion feature pursuant to ASC815. See Note 8 to these financials for further discussion.

At March 31, 2026, principal and interest in the amount of $431,666 and $263,683, respectively, were due on the Kishon Note. At December 31, 2025, principal and interest in the amount of $431,666 and $244,524, respectively, were due on the Kishon Note. As of March 31, 2026, the note remains in default.

2025 Bridge Notes

On May 6, 2025, the Company entered into a short term note payable agreement with one of its investors and received cash proceeds of $25,000. The note is bears interest at 10% per annum and matures 10 days after issuance, May 17, 2025. In the event of default, the Company is required to pay 120% of the principal balance. On May 17, 2025, the note was exchanged for a 12 month note without penalty with an original issue discount of 5%, bears no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $26,250. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

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

Aggregate interest expense on the notes payable was $19,159 and $22,952 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest on notes payable was $263,683 and $244,524 for March 31, 2026, and December 31, 2025, respectively.

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

On February 20, 2026, the Company entered into a third Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “February 2026 Bridge Note”) with C/M Capital Master Fund, L.P. and WVP Emerging Manager Onshore Fund, LLC, with a potential total funding of $1 million, with an additional funding of $125,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $137,500 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

The following table provides the maturities of March 31, 2026 of the Companies notes and convertible notes payable:

Amount owed for Fiscal year ending December 31,	Principal
2026 (9 months remaining)	$639,416
2027	675,000
2028	-
2029	-
2030	-
Thereafter	-
Total	$1,314,416

Note 8: Derivative Liabilities

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

Derivative liability activity for the three months ended March 31, 2026, is summarized in the table below:

December 31, 2025	$399,160
Loss on revaluation	4,388
March 31, 2026	$403,548

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on the percentages of the lowest trades over the prior 20 trading days

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

Note 9: Series A preferred stock

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

During the three months ended March 31, 2026, the Company redeemed 7,539 shares of Series A preferred for 2,228,148 shares of common stock with a fair value of $306,370, which resulted in a loss on settlement of $101,733. During the three months ended March 31, 2026, the Company recognized $225,751 in interest expense related to the accretion of the Series A preferred shares based on the change in fair value

The following table provides the maturities of Series A preferred stock redemptions at March 31, 2026:

Series A Preferred Stock
2026 (9 months remaining)	$9,242,699
2027	5,206,648
2028	5,347
2029	-
2030 and thereafter	-
Total future undiscounted redemption payments	14,454,694
Less: Interest	(783,600)
Present value of redemption payments	13,671,094
Current portion	(9,242,699)
Long term portion	$4,428,395

Note 10: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 17,795,540 were issued and outstanding at March 31, 2026.

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended March 31, 2026, the Company issued 99,337 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was the stock price on the 15th day of each month to determine the number of shares issuable.

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

During the three months ended March 31, 2026, the Company issued 2,228,148 shares of its restricted common stock for the redemption of Series A shares as discussed in further detail above in Note 9.

Other Common stock Issuances

During the three months ended March 31, 2026, the Company issued 375,000 shares to consultants for services performed with a fair value of $51,563 which was recorded as stock-based compensation.

Preferred Stock

We are authorized to issue 100,000,000 shares of Preferred Stock with such rights designations and preferences as determined by our Board of Directors. We have designated 3,000,000 shares of Series A Preferred (see Note 9), 10,000,000 shares of Series D Preferred, 10,000 shares of Series E Preferred, 140,000 shares of Series F Preferred, and 400,000 shares as Series X Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock and the Series A Redeemable Preferred Stock, which ranks Pari passu to the Series D Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had no shares of Series D Preferred Stock outstanding at March 31, 2026.

Series E Preferred Stock

The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are 0 shares of Series E Preferred Stock outstanding at March 31, 2026. No shares of Series E Preferred Stock have ever been issued.

Series F Preferred Stock

The number of shares of Series F Preferred Stock designated is 140,000 and each share of Series F Preferred Stock has par value of $0.01, a liquidation preference of $1,000 and PIK dividends at 12%. The Series F Preferred Stock will rank senior to the Corporation’s Common Stock and on parity with all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank on parity with the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Corporation; and (iii) junior to all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank senior to the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company. Holders of shares of the Series F Preferred Stock are entitled to receive payment-in-kind dividends payable only in additional shares of Series F Preferred Stock (“PIK Dividends”) at rate of 12% per annum. There are no shares of Series F shares outstanding as of March 31, 2026.

Series X Preferred Stock

The Company has 42,103 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of March 31, 2026 and December 31, 2025. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock; the Series X Preferred Stock is not redeemable prior to November 4, 2020. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock except in relation to the Series A Redeemable Preferred Stock, which ranks Pari passu to the Series X Preferred Stock, and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the average closing price over the five days prior to the date of the dividend declaration. Beginning in October 2024, the Company elected to use the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

The Company accrued dividends in the amount of $26,314 and $12,314 on the Series X Preferred Stock for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had $26,314 and $26,314 in accrued dividends on the Series X Preferred Stock, respectively.

Warrants

The following table summarizes the warrants outstanding on March 31, 2026, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$25.00	5,556	1.11	$25.00	5,556	$25.00
$37.50	32,000	0.75	$37.50	32,000	$37.50
	37,556	0.80	$35.65	37,556	$35.65

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2025	37,556	$35.65
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2026	37,556	$35.65

At March 31, 2026, there was no intrinsic value on the issued or vested warrants.

Note 11: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$403,548	$403,548

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$399,160	$399,160

Note 12: Commitments and Contingencies

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

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$113,089	$601,580	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$79,010	$504,360	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$90,978	$506,584	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$76,500	$295,500	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	138,486	$987,250	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$498,063	$3,450,831

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

During the three months ending March 31, 2026 and 2025, the Company recorded interest expense of $63,295 and $48,500, respectively related to the above settlements based on the statutory rates of the courts in the respective locations.

Note 13: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $64.7 million and $19.5 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the three months ended March 31, 2026, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Three Months Ended March 31,
	2026
Expected tax at statutory rates
Federal	$(163,000)	21%
State	76,000	(10)%
Permanent Differences	(2,000)	0%
Temporary difference for derivative gain	1,000	(0)%
Temporary difference for stock compensation	11,000	(1)%
Other	127,000	(16)%
Prior Year True-Ups	-	0%
Current Year Change in Valuation Allowance
Federal	28,000	(4)%
State	(78,000)	10%
Income tax expense	$-	0%

 Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2026 and December 31, 2025, significant components of the Company’s deferred tax assets are as follows:

	As of
	March 31, 2026	December 31, 2025
Deferred Tax Assets (Liabilities):
Accrued payroll	$46,000	$141,000
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(57,000)	(57,000)
Stock based compensation	(470,000)	(460,000)
Depreciation	3,000	3,000
Net operating loss	13,235,000	13,102,000
Net deferred tax assets (liabilities)	13,579,000	13,551,000
Valuation allowance	(13,579,000)	(13,551,000)
Net deferred tax assets (liabilities)	$-	$-

Note 14: Subsequent Events

2026 Bridge financing

On April 10, 2026 the Company entered into a 10% Original Issue Discount Convertible Promissory Note with Pinz Capital, with a $50,000 purchase price. The note bears interest of 10%, and has a maturity date of 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $55,000 as the note includes a 10% original issue discount. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments.

On April 23, 2026 the “Company received funding from a new institutional investor in the Company using the 2026 Bridge Note previously executed with other of its historical investors. The note bears interest of 10%, and has a maturity 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $55,000 as the note includes a 10% original issue discount. at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments.

Series X Preferred Stock dividend payments for Q1 FY2026

In April 2026, the Company issued a total of 222,142 shares of restricted common stock for the payment of its dividends on its Series X Preferred shares for Q1 FY2026. The issuances will be as follows: Leath – 12,664 shares, Balencic – 12,664 shares, Mitchell – 12,664, Clifton – 12,664 shares, Anglo Irish – 171,486 shares.

Series A Preferred Stock redemptions for Q1 FY2026

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

Series X Preferred Stock issuances

On April 20, 2026, the Board of Directors has approved the issuance of additional shares of its Series X Preferred stock whereby each director shall receive $60,000 of Series X Preferred stock as a part of their compensation for FY2026. An aggregate of $180,000 or 7,200 shares of Series X were issued as a result.

On April 20, 2026, the Board of Directors has approved the issuance of additional shares of its Series X Preferred stock whereby A historical shareholder, Anglo Irish Investments, LLC shall receive $60,000 of Series X Preferred stock as consideration for its assistance in evaluating certain acquisitions

As of a result of these issuances there are now 51,703 shares of Series X Preferred Stock outstanding.

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

Comparison of the Three Months Ended March 31, 2026, and 2025.

Revenues

We had revenues of $0 for the three months ended March 31, 2026, compared to $17,000 in the comparable period in 2025. The revenues were related to our subsidiary Centcore, LLC which we pause operations during the current period.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2026, were $352,929. For the comparable period in 2025, the operating expenses were $283,986. The increase is the result of the Company’s focus on developing its new Robo Agent software.

Other Income and Expenses

Interest expense was $318,239 for the three months ended March 31, 2026, compared to $392,049 for the comparable period in 2025. The decrease was a result of decreased debt balances offset by the Series A preferred shares accretion.

Interest expense – related parties was $0 for the three months ended March 31, 2026, compared to $2,297 in the prior period. The decrease was a result of the settlement of all outstanding debt balances during the year ended December 31, 2025.

During the three months ended March 31, 2026, we recorded a loss on settlement of series A preferred shares of $101,733 compared to $250,977 in the prior period. The decrease is a result of reduce number of common shares issued for settlement as a result of beneficial ownership limitation.

During the three months ended March 31, 2026, we recorded a loss on revaluation of derivative liabilities of $4,388 compared to $4,362,645 in the prior period.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of May 20, 2026, we had cash of approximately $2,400 compared to cash of approximately $1,500 as of March 31, 2026. Our Company’s recurring losses from operations, negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $219,739 for the three months ended March 31, 2026 compared to cash used in operations for the three months ended March 31, 2025, of $97,413. The increase is the result of the Company’s focus on developing its new Robo Agent software.

The Company had no investing activities for the three months ended March 31, 2026 and 2025.

Net cash provided by financing activities for the three months ended March 31, 2026, was $120,415, compared to $94,200 for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2026 was the result of cash proceeds from convertible promissory notes of $125,000, offset by the repayment of principal on the SBA loan in the amount of $4,585. Cash provided by financing activities for the three months ended March 31, 2025, was the result of cash proceeds from sales of Series A preferred shares of $100,000, offset by the repayment of principal on the SBA loan in the amount of $5,800.

At March 31, 2026 we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $4.1 million; notes payable of $0.6 million; convertible notes payable of $0.6 million; SBA Loan Payable of $0.4 million; legal settlements of $3.5 million; accrued interest payable of $0.4 million; and other current liabilities of $0.2 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.4 million, Series A Preferred Stock liability of $9.2 million and preferred stock dividends payable $0.02 million.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$113,089	$601,580	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$79,010	$504,360	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$90,978	$506,584	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$76,500	$295,500	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	138,486	$987,250	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$498,063	$3,450,831

ne

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

The deficiencies in our disclosure controls and procedures included (i) lack of formal documentation of policies and procedures, (ii) lack of segregation of duties and multiple levels of review, and (iii) lack of sufficient resources with appropriate accounting experience, especially with regards to equity-based transactions and tax accounting expertise.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$113,089	$601,580	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$79,010	$504,360	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$90,978	$506,584	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$76,500	$295,500	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	138,486	$987,250	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$498,063	$3,450,831

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

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on April 15, 2026. There have been no material changes to the risk factors described in that report.

ITEM 2. SALE OF UNREGISTERED SECURITIES

During the period ending March 31, 2026 the Company made the following issuances of restricted common stock

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended March 31, 2026, the Company issued 99,337 shares of common stock for dividends payable on its Series X Preferred Stock

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

On January 15, 2026, the Company issued 2,228,148 shares of its restricted common stock in order to redeem $192,800 of its Series A Preferred stock.

Issuances related to consultants

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2026, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: May 20, 2026	By:	/s/ Brian Valania
Brian Valania
Chief Executive Officer and Chief Financial Officer