Form 10-Q
period 2026-06-30
Mitesco, Inc.
filed 2026-08-17
CIK 802257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 17, 2026 the registrant had 48,392,796 shares of common stock issued and outstanding.

i

MITESCO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,984	$100,857
Accounts receivable, net	37,600	27,600
Unsecured advances	55,000	-
Prepaid expenses and other current assets	941	3,651
Total current assets	101,525	132,108

Total Assets	$101,525	$132,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,053,707	$4,027,183
Accrued interest	459,418	398,356
Derivative liabilities	822,696	399,160
Deferred Revenue	-	10,000
Lease liability - operating leases, current	99,477	99,477
Notes payable, net of discounts	639,416	639,416
SBA loan payable	354,034	367,801
Convertible Notes Payable, Net	709,372	503,341
Other current liabilities	96,136	96,136
Preferred stock dividends payable	32,314	26,314
Legal settlements	3,505,843	3,387,536
Series A preferred stock liability, current	11,619,154	9,447,335
Total current liabilities	22,391,567	19,402,055

Series A preferred stock liability, non-current	2,023,768	4,202,644

Total liabilities	24,415,335	23,604,699

Commitments and contingencies (Note 12)

Stockholders’ deficit

Preferred stock, $0.01 par value, 100,000,000 shares authorized; 10,000,000 shares designated Series D; 10,000 shares designated as Series E; 140,000 shares designated as Series F; and 400,000 shares designated Series X:
Preferred stock, Series D, $0.01 par value, no shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	-	-
Preferred stock, Series F, $0.01 par value, no shares issued and outstanding as of June 30, 2026, and December 31, 205, respectively	-	-
Preferred stock, Series X, $0.01 par value, 51,703 and 42,103 shares issued and outstanding as of June 30, 2026, and December 31, 205, respectively	517	421
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,940,597 and 15,093,055 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	209,405	150,931
Additional paid-in capital	40,587,568	39,732,684
Accumulated deficit	(65,111,300)	(63,356,627)
Total stockholders’ deficit	(24,313,810)	(23,472,591)

Total liabilities and stockholders’ deficit	$101,525	$132,108

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$20,000	$18,700	$20,000	$35,700

OPERATING EXPENSES:
Cost of operations	-	4,769	-	10,051
General and administrative	445,727	344,563	695,123	623,267
Software development	33,145	21,122	136,678	21,122

Total operating expenses	478,872	370,454	831,801	654,440

Net loss from operations	(458,872)	(351,754)	(811,801)	(618,740)

OTHER INCOME (EXPENSES):
Interest expense	(561,525)	(358,607)	(879,764)	(750,656)
Interest expense - related parties	-	-	-	(2,297)
Gain on forgiveness of liabilities	-	562,793	-	562,793
Loss on settlement of Series A Preferred	(94,652)	(8,038)	(196,385)	(259,015)
Gain on revaluation of derivative liabilities	137,665	68,222	133,277	4,430,867
Total other income (expense)	(518,512)	264,370	(942,872)	3,981,692

Net income (loss)	(977,384)	(87,384)	(1,754,673)	3,362,952

Preferred stock dividends	(32,314)	(12,314)	(58,628)	(24,628)
Preferred stock dividends - related parties	-	-	-	(388)

Net loss available to common shareholders	$(1,009,698)	$(99,698)	(1,813,301)	3,337,936

Basic Net income (loss) per common share	$(0.05)	$(0.01)	$(0.10)	$0.32
Dilutive Net income (loss) per common share	$(0.05)	$(0.01)	$(0.10)	$(0.07)

Weighted average shares outstanding – Basic	20,249,376	11,305,362	18,745,550	10,543,075
Weighted average shares outstanding – Diluted	20,249,376	14,531,229	18,745,550	13,768,942

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

	Preferred Stock Series D		Preferred Stock Series F		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	-	$-	-	$-	42,103	$421	15,093,055	$150,931	$39,732,684	$(63,356,627)	$(23,472,591)

Shares issued for Series A redemptions	-	-	-	-	-	-	2,228,148	22,281	284,089	-	306,370
Shares issued for Series X dividends	-	-	-	-	-	-	99,337	993	25,321	-	26,314
Stock-based compensation	-	-	-	-	-	-	375,000	3,750	47,813	-	51,563
Preferred stock dividends	-	-	-	-	-	-	-	-	(26,314)	-	(26,314)
Net loss	-	-	-	-	-	-	-	-	-	(777,289)	(777,289)

Balance, March 31, 2026	-	-	-	-	42,103	421	17,795,540	177,955	40,063,593	(64,133,916)	(23,891,947)

Shares issued for Series A redemptions	-	-	-	-	-	-	2,922,915	29,229	292,292	-	321,521
Shares issued for Series X dividends	-	-	-	-	-	-	222,142	2,221	24,093	-	26,314
Series X shares issued for compensation	-	-	-	-	9,600	96	-	-	239,904	-	240,000
Preferred stock dividends	-	-	-	-	-	-	-	-	(32,314)	-	(32,314)
Net loss	-	-	-	-	-	-	-	-	-	(977,384)	(977,384)

Balance, June 30, 2026	-	$-	-	$-	51,703	$517	20,940,597	$209,405	$40,587,568	$(65,111,300)	(24,313,810)

Balance, December 31, 2024	25,000	$250	-	$-	19,703	$197	9,762,258	$97,623	$37,341,335	$(63,855,351)	$(26,415,946)

Shares issued for Series A redemptions	-	-	-	-	-	-	1,366,394	13,664	794,539	-	808,203
Shares issued for Series X dividends	-	-	-	-	-	-	28,358	284	12,030	-	12,314
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,702)	-	(12,702)
Net income	-	-	-	-	-	-	-	-	-	3,450,336	3,450,336

Balance, March 31, 2025	25,000	250	-	-	19,703	197	11,157,010	111,571	38,141,452	(60,405,015)	(22,151,545)

Shares issued for Series A redemptions	-	-	-	-	-	-	402,450	4,025	116,269	-	120,294
Shares issued for Series X dividends	-	-	-	-	-	-	33,347	333	11,981	-	12,314
Shares issued for settlement of Series D, notes payable, and accrued liabilities	(25,000)	(250)	-	-	-	-	150,000	1,500	41,035	-	42,285
Stock-based compensation	-	-	-	-	-	-	-	-	6,250	-	6,250
Preferred stock dividends	-	-	-	-	-	-	-	-	(12,314)	-	(12,314)
Net loss	-	-	-	-	-	-	-	-	-	(87,384)	(87,384)

Balance, June 30, 2025	-	$-	-	$-	19,703	$197	11,742,807	$117,429	$38,304,673	$(60,492,399)	$(22,070,100)

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,754,673)	$3,362,952
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	-	19,375
Amortization of debt discount	81,031	5,000
Day one interest expense for derivative liability	210,813	-
Stock-based compensation	291,563	12,500
Accretion of Series A preferred recorded as interest expense	424,449	628,776
Loss on revaluation of Series A preferred	196,385	259,015
Gain on revaluation of derivative liabilities	(133,277)	(4,430,867)
Gain on settlement of liabilities	-	(562,793)
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	(3,600)
Prepaid expenses	2,710	2,710
Accounts payable and accrued liabilities	144,831	574,752
Accrued interest	61,062	(33,333)
Accrued interest - related parties	-	(22,547)
Deferred revenue	(10,000)	-
Net cash used in operating activities	(495,106)	(188,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Unsecured advances
Net cash used in investing activities	(55,000)	-
	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on SBA loan	(13,767)	(12,618)
Proceeds from sale of Series A preferred stock	-	100,000
Proceeds from notes payable	471,000	100,000
Net cash provided by financing activities	457,233	187,382

Net change in cash	(92,873)	(678)
Cash at beginning of period	100,857	3,402
Cash at end of period	$7,984	$2,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,845	$1,616
Cash paid for taxes	$-	$-

Supplemental disclosure of financing cash flow information:
Preferred stock dividends	$58,628	$25,016
Shares issued for Series X dividends	$52,628	$24,628
Shares issued for redemption of Series A preferred stock	$627,891	$928,497
Shares issued for settlement of Series D, notes payable, and accrued liabilities	$-	$42,535
Derivative liability established as debt discount upon note issuance	$346,000	$-

See accompanying notes to these unaudited consolidated financial statements.

MITESCO, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

The Company currently operates through two primary business segments: its data center subsidiary, Centcore, and its software development division, Vero Technology Ventures (VTV).

Centcore initially entered the market through a colocation agreement with a data center facility in Melbourne, Florida. However, the Company exited that arrangement in late 2025 due to operating costs that were no longer competitive within the evolving market environment. In the first quarter of fiscal 2026, Centcore announced a strategic focus on developing and operating smaller-footprint data centers, generally targeting facilities of approximately 10,000 square feet. Building on that strategy, the Company recently unveiled plans to deploy an edge computing network utilizing its proprietary TC/DC modular data center node design, which is intended for residential, rural, and office-based deployments.

Vero Technology Ventures' operations are centered on the development and commercialization of software and artificial intelligence solutions. Its flagship AI platform, Robo Agent, is designed to enhance sales productivity and workflow automation, with its initial market focus on the residential real estate sector and future expansion planned into financial services and related industries. The Robo Agent initial prototype is in testing with a small group of agents with varying levels of experience and technical skills.

In addition, VTV has developed Sportzfolio, a digital marketplace platform for the listing, marketing, and sale of sports-related properties and facilities. The platform supports a wide range of assets, including pickleball, golf, tennis, youth activity, and other specialized recreational properties. Sportzfolio is currently operational and features a user experience and property search functionality similar to leading online real estate marketplaces.

Note 2: Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of approximately $8,000, current liabilities of approximately $22.4 million, and has incurred significant losses from the previous clinic operations. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to execute its business plan. As a result of these factors, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the date the financial statements are issued. The Company’s continuance is dependent on raising capital and generating revenues sufficient to sustain operations. However, as of the date of these consolidated financial statements, no formal agreement exists.

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

The consolidated financial statements and related disclosures as of June 30, 2026, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025, and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

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

In September 2025 we received a contract for development of a new application intended to effect the listing and sale of properties and products specifically related to sports. We completed this project as of June 30, 2026, with the fee of $20,000, which is recognized as revenue as all performance obligations under the contract have been satisfied.

Capitalized Software Development Costs - Software development costs primarily consist of personnel costs. We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to clients for software sold to third parties. During the six months ended June 30, 2026 and during the year ended December 31, 2025, no costs have been capitalized as we have not yet reached technological feasibility. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life.

Software Research and Development Costs - Research and development costs are expensed as incurred and include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization. We expensed research and development costs of $136,678 during six months ended June 30, 2026 and $21,122 in 2025.

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

The following table presents the effect of potential dilutive issuances for the six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss) attributable to common stockholders	$(1,009,698)	$(99,698)	$(1,813,301)	$3,337,936
Preferred stock dividends	-	12,314	-	25,016
Derivative gain	-	(68,222)	-	(4,430,867)
Interest expense associated with convertible debt	-	19,372	-	38,531
Net loss for dilutive calculation	$(1,009,698)	$(136,234)	$(1,813,301)	$(1,029,384)

Weighted average shares outstanding	20,249,376	11,305,362	18,745,550	10,543,075
Dilutive effect of preferred stock	-	-	-	-
Dilutive effect of convertible debt	-	3,185,100	-	3,185,100
Dilutive effect of common stock warrants	-	40,767	-	40,767
Weighted average shares outstanding for diluted net income (loss) per share	20,249,376	14,531,229	18,745,550	13,768,942

During the three and six months ended June 30, 2026 the effect of 3,235,906 shares issuable upon the conversion of Series A preferred shares, 24,857,092 shares of common stock issuable upon conversion of notes, and 37,556 shares issuable upon exercise of warrants were anti-dilutive and are not included in the computation of dilutive earnings per share.

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

Derivative Financial Instruments Policy

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification those contracts with the earliest maturity date first.

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

Note 4: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Trade accounts payable	$3,801,270	$3,872,746
Accrued payroll and payroll taxes	252,437	154,437
Total accounts payable and accrued liabilities	$4,053,707	$4,027,183

Note 5: Right to Use Assets and Lease Liabilities – Operating Leases

The Company had operating leases for its clinics for which the Company is currently in negotiations with the Lessors to settle the remaining amounts owed after closing the clinic facilities. As of June 30, 2026 the Company had impaired all balances of the related right to use assets.

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Lease liability	$99,477	$99,477
Less: current portion	(99,477)	(99,477)
Lease liability, non-current	$-	$-

As a result of closing the facilities, the Company has made no further lease payments during the year ending December 31, 2025, or the six months ending June 30, 2026. As of June 30, 2026, the Company has either settled amounts owed or entered into default judgements for all leases except for the office lease, which we believe is nominal. For all leases for which a legal settlement has been entered into, all amounts have been reclassified to legal settlements as of June 30, 2026. See Note 12 for further details.

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

On July 12, 2023, the Company received confirmation of a payment plan arrangement from the SBA for total principal and interest due on the loan of $467,117. Pursuant to this payment plan, the Company agreed to pay a minimum of $2,595 each month until the loan is paid in full in July 2038. The Company will amortize the balance due on the loan including interest at the original PPP loan rate of 1% per annum. During the six months ended June 30, 2026 the Company made principal payments of $13,767 on this loan and paid interest in the amount of $3,845. The balance of the note was $354,034 and $367,801 as of June 30, 2026 and December 31, 2025, respectively.

The following table provides the maturities as of June 30, 2026:

Amount owed for Fiscal year ending December 31,	Principal
2026 (6 months remaining)	$16,129
2027	27,870
2028	28,150
2029	28,433
2030	28,719
Thereafter	224,733
Total	$354,034

Note 7: Notes Payable

The following table summarizes the outstanding notes payable as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Kishon Note	$431,666	$431,666
2025 Bridge Notes	207,750	207,750
Total Notes Payable	639,416	639,416

Current Portion	(639,416)	(639,416)
Long-term portion	$-	$-

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

The Kishon Note was issued in the principal amount of $277,777 for a purchase price of $250,000 resulting in an original issue discount of $27,777. The Kishon Note has a due date of November 10, 2022, and bears interest at the rate of 10% per year for the first six months and 12% thereafter. In the event of default as defined in the Kishon Note this rate will increase to 18%, and the Kishon Note will become convertible at a price per share equal to the lowest trading price during the previous twenty trading days prior to the conversion date. The Kishon Note entered default status on November 11, 2022. The Kishon Commitment Fee Shares and Kishon Warrants resulted in a discount to the Kishon Note in the amount of $138,492. As of June 30, 2026 and December 31, 2025, the discount has been amortized in full.

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

At June 30, 2026, principal and interest in the amount of $431,666 and $283,055, respectively, were due on the Kishon Note. At December 31, 2025, principal and interest in the amount of $431,666 and $244,524, respectively, were due on the Kishon Note. As of June 30, 2026, the note remains in default.

2025 Bridge Notes

On May 6, 2025, the Company entered into a short term note payable agreement with one of its investors and received cash proceeds of $25,000. The note is bears interest at 10% per annum and matures 10 days after issuance, May 17, 2025. In the event of default, the Company is required to pay 120% of the principal balance. On June 26, 2025, the note was exchanged for a 12 month note without penalty with an original issue discount of 5%, bears no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $26,250. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. Subsequent to June 30, 2026, the Company extended the note and received a waiver of event of default as of the original maturity date. See Note 14 subsequent event.

On May 19, 2025, the Company entered into Senior Secured 5% Original Issue Discount Promissory Notes with three of its institutional investors for gross proceeds of $75,000. (“Notes”). The Notes are issued with an original issue discount (OID) of 5%, which was charged to interest expense on day one, bear no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $76,500. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On July 21, 2025, the Company entered into Senior Secured 5% Original Issue Discount Promissory Notes with two of its institutional investors for gross proceeds of $100,000. (“Notes”). The Notes are issued with an original issue discount (OID) of 5%, which was charged to interest expense on day one, bear no interest on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 15% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured, and have a twelve month term. The total face value of the Notes in aggregate is $105,000. An event of default includes, among others, failure to pay the debt on maturity date, breach of representation or warranty, occurrence of a material adverse event, failure to comply with reporting obligations with the Securities and Exchange Commission, or the loss of trading of Company’s common stock on the OTC Markets. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

Aggregate interest expense on the notes payable was $20,268 and $20,226 for the three months ended June 30, 2026 and 2025 respectively Aggregate interest expense on the notes payable was $38,531 and $44,151 for the six months ended June 30, 2026 and 2025, respectively. Accrued interest on notes payable was $283,055 and $244,524 for June 30, 2026, and December 31, 2025, respectively.

Convertible Notes Payable

On October 31, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note with an institutional investor with a potential total funding of $1 million, with an initial funding of $250,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $275,000 as the note includes a 10% original issue discount. The note bears no interest unless in default, and may be converted into common stock of the Company at $0.15 per share at any time after issuance, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The note may be prepaid at 110% of the then outstanding principal amount owed at the time of repayment. The obligations under the note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note with an institutional investor with a potential total funding of $1 million, with an initial funding of $150,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $165,000 as the note includes a 10% original issue discount. The note bears no interest unless in default, and may be converted into common stock of the Company at $0.15 per share at any time after issuance, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The note may be prepaid at 110% of the then outstanding principal amount owed at the time of repayment. The obligations under the note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On December 19, 2025, the Company entered into a Senior Secured 10% Original Issue Discount Convertible Promissory Note with an institutional investor with a potential total funding of $1 million, with an initial funding of $100,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $110,000 as the note includes a 10% original issue discount. The note bears no interest unless in default, and may be converted into common stock of the Company at $0.15 per share at any time after issuance, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The note may be prepaid at 110% of the then outstanding principal amount owed at the time of repayment. The obligations under the note are guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On February 20, 2026, the Company entered into a third Senior Secured 10% Original Issue Discount Convertible Promissory Note (the “February 2026 Bridge Note”) with two institutional investors with a potential total funding of $1 million, with an additional funding of $125,000. Under the terms of the 18 month note, the Company is obligated to repay a total of $137,500 as the note includes a 10% original issue discount. The note bears no interest unless in default and may be converted into common stock of the Company at $0.15 per share, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. The conversion rate is subject to adjustment for stock splits, dividends and other distributions. In the event the Company issues new securities with an issuance price lower than the conversion rate in effect, the conversion rate will be reduced to the lower of the issuance price or the VWAP on trading date following disclosure of the dilutive issuance. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets.

On April 10, 2026 the Company entered into a convertible promissory note with an institutional investor, with a $50,000 purchase price. The note bears interest of 10% and has a maturity date of 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $60,500 as the note includes a 10% original issue discount, in addition to a one-time interest charge of 10% equal to $5,500 which is added to the principal balance. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $60,500 is being amortized to interest expense over the respective term of the note.

On April 13, 2026 the Company entered into a convertible promissory note with an institutional investor, with a $50,000 purchase price, and has a maturity date of 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $60,500 as the note includes a 10% original issue discount, in addition to a one-time interest charge of 10% equal to $5,500 which is added to the principal balance. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $60,500 is being amortized to interest expense over the respective term of the note.

On April 23, 2026 the Company entered into a convertible promissory note with an institutional investor in the Company using the 2026 Bridge Note previously executed with other of its historical investors with a $50,000 purchase price, and has a maturity 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $60,500 as the note includes a 10% original issue discount, in addition to a one-time interest charge of 10% equal to $5,500 which is added to the principal balance. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $60,500 is being amortized to interest expense over the respective term of the note.

On May 29, 2026 the Company entered into a convertible promissory note with an institutional investor, with a $75,000 purchase price, which the Company received cash proceeds of $68,000 after the lender retained $7,000 for legal fees and has a maturity date of 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $90,750 as the note includes a 10% original issue discount, in addition to a one time interest charge of 10% equal to $8,250 which is added to the principal balance. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $90,750 is being amortized to interest expense over the respective term of the note.

On May 29, 2026 the Company entered into a convertible promissory note with an institutional investor, with a $150,000 purchase price, which the Company received cash proceeds of $140,000 after the lender retained $10,000 for legal fees and has a maturity date of 12 months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $181,500 as the note includes a 10% original issue discount, in addition to a one time interest charge of 10% equal to $16,500 which is added to the principal balance. The note may be converted into common stock of the Company at the lessor of $0.15 per share or 65% of the lowest trading price for the prior ten trading days, subject to certain adjustments, but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares. The obligations under the 2026 Bridge Note is guaranteed by the subsidiaries of the Company and include a pledge of the securities the Company’s subsidiaries and a first priority senior security interest in all the Company’s assets. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $165,000 is being amortized to interest expense over the respective term of the note.

The following table provides the maturities of June 30, 2026 of the Companies notes and convertible notes payable:

Amount owed for Fiscal year ending December 31,	Principal
2026 (6 months remaining)	$639,416
2027	1,141,250
2028	-
2029	-
2030	-
Thereafter	-
Total	$1,780,666

Aggregate amortization expense on the convertible notes payable was $71,904 and $81,031 for the three and six months ended June 30, 2026, respectively. Unamortized debt discount on the convertible notes payable was $431,878 as of June 30, 2026.

Note 8: Derivative Liabilities

Certain of the Company’s convertible notes and warrants contain features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives related to the Kishon note is the Monte Carlo Model while the bridge notes are valued using the black-scholes model. Valuations derived from these models are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative components of these notes are valued at issuance, at conversion, at restructuring, and at each period end.

Derivative liability activity for the six months ended June 30, 2026, is summarized in the table below:

December 31, 2025	$399,160
New derivative liability related to issuance of convertible notes	556,813
Gain on revaluation	(133,277)
June 30, 2026	$822,696

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

●	The stock price on the date of valuation represents the fair market value of the stock

●	The notes convert with variable conversion prices based on percentages of the lowest trades over the prior 10- 20 trading days

●	Assumed volatility of 232% as of June 30, 2026

●	Assumed risk free rate of 3.98% as of June 30, 2026

●	The holder would automatically convert the note immediately (based on ownership or trading volume limitations) if the registration were effective and the Company was not in default

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

The Series A Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Company, (i) senior to all classes or series of the Company’s Common Stock except in relation to the Series X Preferred Stock, which ranks Pari passu to the Series A Preferred Stock, and to all other equity securities issued by the Company; and (ii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or preferred stock) of the Company and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others in) existing subsidiaries of the Company.

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

During the six months ended June 30, 2026, the Company redeemed 15,595 shares of Series A preferred for 5,151,063 shares of common stock with a fair value of $627,891. During the three months ended June 30, 2026 and 2025, the Company recorded a loss on settlement of $94,652 and $8,038, respectively related to the redemptions of the Series a preferred shares. During the six months ended June 30, 2026 and 2025, the Company recorded a loss on settlement of $196,385 and $259,015, respectively related to the redemptions of the Series a preferred shares. During the three months ended June 30, 2026 and 2025, the Company recognized $198,697 and $302,360, respectively, in interest expense related to the accretion of the Series A preferred shares based on the change in fair value. During the six months ended June 30, 2026 and 2025, the Company recognized $424,448 and $628,763, respectively, in interest expense related to the accretion of the Series A preferred shares based on the change in fair value.

The following table provides the maturities of Series A preferred stock redemptions at June 30, 2026:

Series A Preferred Stock
2026 (6 months remaining)	$9,015,830
2027	5,206,648
2028	5,347
2029	-
2030 and thereafter	-
Total future undiscounted redemption payments	14,227,825
Less: Interest	(584,903)
Present value of redemption payments	13,642,922
Current portion	(11,619,154)
Long term portion	$2,023,768

Note 10: Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.01; 20,940,597 were issued and outstanding at June 30, 2026.

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the six months ended June 30, 2026, the Company issued 321,479 shares of common stock for dividends payable on its Series X Preferred Stock as discussed in further detail below. The price per share used in determining the number of shares issued was the stock price on the 15th day of each month to determine the number of shares issuable.

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

During the six months ended June 30, 2026, the Company issued 5,151,063 shares of its restricted common stock for the redemption of Series A shares as discussed in further detail above in Note 9.

Equity Line of Credit

On June 28, 2026, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor is committed to purchase up to $30 million of shares of the Company’s common stock (the “Total Purchase Commitment”). There are no issuances underlying the Equity Line of Credit as of this filing. Moreover, the Company may cancel this facility at any time upon ten (10) days written notice.

In consideration for the Investor’s commitment to purchase shares of common stock under the Purchase Agreement, the Company has issued to the Investor a Convertible Promissory Note in the amount of $600,000 (the “Commitment Note”), which will be executed and become effective upon the use of the credit facility. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, shares of common stock in an amount up to the Total Purchase Commitment. Sales under the Purchase Agreement will not commence until all of the conditions set forth in the Purchase Agreement have been satisfied, including that the Registration Statement (as defined herein) is declared effective by the Securities and Exchange Commission (the “SEC”) and the final Prospectus in connection therewith is filed. Thereafter, the Company may, subject to the satisfaction of certain additional conditions set forth in the Purchase Agreement, from time to time and in its sole discretion on any trading day that it selects provided, that the closing sale price of the common stock is equal to or greater than $0.01 and that all shares of common stock subject to all prior purchases have been properly delivered to the Investor in accordance with the Purchase Agreement, direct the Investor to purchase up to a number of shares of common stock equal to in the case of a fixed price purchase the lesser of (i) ninety percent (90%) of the average of the VWAP as for the five (5) trading days immediately proceeding the applicable fixed price date for such fixed purchase and (ii) ninety percent (90%) of the lowest sale price of a share of common stock on the applicable fixed purchase date for such fixed purchase during the full trading day on the eligible market on such applicable purchase date. The maximum fixed purchase amount shall be the lesser of (i) $250,000 and (ii) 20 million shares of common stock. In case of a VWAP Purchase, the lower of (i) the VWAP for the applicable VWAP purchase period during the applicable VWAP purchase date for such VWAP purchase, (ii) the lowest traded price of the common stock during the five trading days immediately proceeding the VWAP purchase date and (iii) the closing sale price of the common stock on such applicable VWAP purchase date for such VWAP purchase. The maximum amount for a VWAP purchase shall equal the lesser of (i) $250,000, (ii) thirty percent (30%) of the trading volume of the Company’s common stock on the eligible market during the applicable VWAP purchase period on the applicable VWAP purchase date and (iii) 300 percent (300%) of the number of shares of common stock included in the fixed purchase notice delivered concurrently with such applicable VWAP purchase notice.

The Company will control the timing and amount of any sales of common stock to the Investor. The Purchase Price per share will be equitably adjusted for any reorganization, recapitalization, noncash dividend, stock split or any other similar transaction occurring after the date of the Purchase Agreement.

Notwithstanding the foregoing, the Purchase Agreement prohibits the Company from directing the Investor to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates having beneficial ownership at any single point in time of more than 4.99% of the then total outstanding shares of common stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

The Purchase Agreement prohibits the Company from entering into any other “equity line of credit,” “at the market offering” or other similar continuous offering in which the Company offers, issues or sells common stock or other equity securities at a future determined price.

The Company may at any time terminate the Purchase Agreement without fee, penalty or cost upon one (1) trading day’s written notice. The Investor may also terminate the Purchase Agreement upon ten (10) trading day’s written notice under certain circumstances set forth in the Purchase Agreement. The Investor may not assign or transfer its rights and obligations under the Purchase Agreement.

Pursuant to the Registration Rights Agreement, the Company agreed to register all shares of common stock issuable to the Investor under the Purchase Agreement (the “Registrable Securities”). The Company agreed to file an initial registration statement (the “Registration Statement”) with the SEC as soon as practicable, but in no event later than the forty-fifth (45th) calendar day after the date of the Registration Rights Agreement. If at any time all Registrable Securities are not covered by the Registration Statement, and if the Company desires to sell additional shares to the Investor under the Purchase Agreement, the Company shall then use its reasonable best efforts to file with the SEC one or more additional registration statements so as to cover all of the Registrable Securities not covered by the Registration Statement. Pursuant to the Registration Rights Agreement, the Company agreed to use its commercially reasonable efforts to cause the Registration Statement to become effective as soon as practicable after filing, but in no event later than the earlier of (i) the Sixtieth (60th) calendar day after the date of the Registration Rights Agreement, and (ii) the third (3rd) business day following the date the Company is notified by the SEC that the Registration Statement will not be reviewed.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Actual sales of shares of common stock to the Investor will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The Investor has covenanted not to cause or engage in, in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock.

As of June 30, 2026, the Company has not issued the $600,000 commitment note to the investor, and no sales of common stock have been made under the purchase agreement.

Other Common stock Issuances

During the six months ended June 30, 2026, the Company issued 375,000 shares to consultants for services performed with a fair value of $51,563 which was recorded as stock-based compensation.

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

Series D Preferred Stock

The Series D Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of 100% of the stated value plus accrued but unpaid dividends, accrued dividends at the rate of 6% on $1.05 per share, and converts into common shares at a rate of $0.25 per share. The Series D ranks senior to all other preferred stock of the Company except in relation to the Series X Cumulative Redeemable Perpetual Preferred Stock and the Series A Redeemable Preferred Stock, which ranks Pari passu to the Series D Preferred Stock. Each holder of our Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D preferred Stock held by such holder. The Company had no shares of Series D Preferred Stock outstanding at June 30, 2026.

Series E Preferred Stock

The number of shares of Series E designated is 10,000 and each share of Series E has a stated value equal to $1,000. Each share of Series E Preferred Stock shall have a par value of $0.01. There are 0 shares of Series E Preferred Stock outstanding at June 30, 2026. No shares of Series E Preferred Stock have ever been issued.

Series F Preferred Stock

The number of shares of Series F Preferred Stock designated is 140,000 and each share of Series F Preferred Stock has par value of $0.01, a liquidation preference of $1,000 and PIK dividends at 12%. The Series F Preferred Stock will rank senior to the Corporation’s Common Stock and on parity with all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank on parity with the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Corporation; and (iii) junior to all Preferred Stock of the Corporation with terms specifically providing that such Preferred Stock rank senior to the Series F Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company. Holders of shares of the Series F Preferred Stock are entitled to receive payment-in-kind dividends payable only in additional shares of Series F Preferred Stock (“PIK Dividends”) at rate of 12% per annum. There are no shares of Series F shares outstanding as of June 30, 2026.

Series X Preferred Stock

The Company has 51,703 shares of its 10% Series X Cumulative Redeemable Perpetual Preferred Stock (the “Series X Preferred Stock”) outstanding as of June 30, 2026. The Series X Preferred Stock has a par value of $0.01 per share, no stated maturity, a liquidation preference of $25.00 per share, and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase the Series X Preferred Stock. The Series X Preferred Stock will rank senior to all classes of the Company’s common and preferred stock except in relation to the Series A Redeemable Preferred Stock, which ranks Pari passu to the Series X Preferred Stock, and accrues dividends at the rate of 10% on $25.00 per share. The Company reserves the right to pay the dividends in shares of the Company’s common stock at a price equal to the closing stock price on the 15th of each month. Each one share of the Series X Preferred Stock is entitled to 400 votes on all matters submitted to a vote of our shareholders.

On April 20, 2026, the Company issued additional shares of its Series X Preferred stock whereby each director received $60,000 of Series X Preferred stock as a part of their compensation for FY2026. An aggregate of $180,000 or 7,200 shares of Series X were issued as a result. As of the date of issuance, the shares are fully earned and no additional service is required.

On April 20, 2026, the Company issued additional shares of its Series X Preferred stock whereby a historical shareholder received $60,000, or 2,400 shares of Series X Preferred stock as consideration for consulting services performed. As of the date of issuance, the shares are fully earned and no additional service is required.

The Company accrued dividends in the amount of $32,314, and $12,314 on the Series X Preferred Stock for the three months ended June 30, 2026 and 2025, respectively. The Company accrued dividends in the amount of $58,628 and $24,628 on the Series X Preferred Stock for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had $32,314 and $26,314 in accrued dividends on the Series X Preferred Stock, respectively.

Warrants

The following table summarizes the warrants outstanding on June 30, 2026, and the related prices for the warrants to purchase shares of the Company’s common stock:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$25.00	5,556	0.86	$25.00	5,556	$25.00
$37.50	32,000	0.50	$37.50	32,000	$37.50
	37,556	0.55	$35.65	37,556	$35.65

The following table summarizes the transactions involving options to purchase shares of the Company’s common stock:

	Shares	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2025	37,556	$35.65
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2026	37,556	$35.65

At June 30, 2026, there was no intrinsic value on the issued or vested warrants.

Note 11: Fair Value of Financial Instruments

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$822,696	$822,696

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$399,160	$399,160

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

Wayzetta Clinic

On April 4, 2022, we entered into an agreement to open a clinic in Wayzata, Minnesota, which was expected to begin operations in the first quarter of 2023. The initial lease term was for 90 months. Fixed rent payments under the initial term were approximately $407,000. In February 2023 this lease obligation was terminated and we agreed to pay a $25,000 termination fee.

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

The following table summarizes the status of our property settlements as noted above and the total settlement amounts as of June 30, 2026:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$125,268	$613,759	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$89,615	$514,965	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$101,340	$516,946	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$81,960	$300,960	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	154,892	$1,003,656	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$553,075	$3,505,843

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

During the six months ending June 30, 2026 and 2025, the Company recorded interest expense of $118,307 and $97,539, respectively related to the above settlements based on the statutory rates of the courts in the respective locations.

Note 13: Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carry forwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $65.3 million and $20.2 million, respectively, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

For the six months ended June 30, 2026, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Six Months Ended June 30,
	2026
Expected tax at statutory rates
Federal	$(368,000)	21%
State	172,000	(10)%
Permanent Differences	(3,000)	0%
Temporary difference for derivative gain	(28,000)	2%
Temporary difference for stock compensation	61,000	(3)%
Other	73,000	(4)%
Prior Year True-Ups	-	0%
Current Year Change in Valuation Allowance
Federal	171,000	(10)%
State	(78,000)	4%
Income tax expense	$-	0%

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2026 and December 31, 2025, significant components of the Company’s deferred tax assets are as follows:

	As of
	June 30, 2026	December 31, 2025
Deferred Tax Assets (Liabilities):
Accrued payroll	$46,000	$141,000
ASC842-ROU (Liability)	822,000	822,000
Loss from derivatives	(31,000)	(57,000)
Stock based compensation	(515,000)	(460,000)
Depreciation	3,000	3,000
Net operating loss	13,398,000	13,102,000
Net deferred tax assets (liabilities)	13,723,000	13,551,000
Valuation allowance	(13,723,000)	(13,551,000)
Net deferred tax assets (liabilities)	$-	$-

Note 14: Subsequent Events

Series X Preferred Stock dividend payments for Q2 FY2026

In July 2026, the Company issued a total of 454,052 shares of restricted common stock for the payment of its dividends on its Series X Preferred shares for Q2 FY2026. The issuances will be as follows: Leath – 42,154 shares, Balencic – 42,154 shares, Valania – 21,078 shares, Mitchell – 21,078 shares, Clifton – 21,078 shares, Anglo Irish – 306,510 shares.

Series A Preferred Stock redemptions for Q2 FY2026

In July 2026, the Company issued a total of 3,698,147 shares in redemption of its Series A Preferred Stock for Q2. The issuances were as follows: Pinz Capital – 389,296 shares, GS Capital – 1,026,089 shares (reduced from allowable to stay under 5% in total holdings), Jefferson Street – 230,583 shares, AJB – 1,026,089 shares (reduced from allowable to stay under 5% in total holdings), Cavalry/Mercer/CM – 1,254,142 shares in aggregate (reduced from allowable to stay under 5% total holdings). These issuances resulted in the reduction of Series A Preferred stock of $199,075, and the remaining outstanding face value, after giving effect to these issuances of the Series A Preferred shares, is $12,744,550.

Series X Preferred Stock issuances

On July 21, 2026 the Company issued 2,400 shares of its Series X Preferred stock whose total face value is $60,000 to two of its Directors, each. The Company also issued 4,800 shares of its Series X Preferred shares to its CEO whose total face value is $120,000. Lastly, we issued 2,400 shares of its Series X Preferred shares whose total face value $60,000 to an advisor to the Company for assistance on acquisitions.

As a result of these issuances the Company now has 63,703 shares of its Series X Preferred stock outstanding.

Other common stock issuances

Subsequent to June 30, 2026 the Company issued 1,000,000 shares of restricted common stock each to five individuals for an aggregate of 5,000,000 shares, who have been advisors to the Company.

Subsequent to June 30, 2026 the Company issued an aggregate of 3,100,000 shares of restricted common stock to four individuals who are responsible for its new Robo Agent software application as compensation for services.

Subsequent to June 30, 2026 the Company issued 1,000,000 shares of restricted common stock to a consulting firm for additional software development of certain applications.

Subsequent to June 30, 2026 the Company executed an Advisory Agreement with Dawson James Securities, and with that the issuance of 1,000,000 shares of restricted common stock as compensation. Additional compensation may be earned under the Agreement based on funding, mergers, or other activities.

Subsequent to June 30, 2026 the Company issued 3,000,000 shares of restricted common stock to Anglo Irish Management, LLC, who has provided consulting and advisory services to the Board of Directors for compensation.

Subsequent to June 30, 2026 the Company awarded each of the members of the Board of Directors 3,000,000 shares of restricted common stock as compensation.

Subsequent to June 30, 2026 the Company amended the June 2025 Bridge Note and the July 21, 2025 note with an institutional investor, which had an original maturity date of 12 months after the issuance date. The amendment waives the event of default and extends the maturity date to September 1, 2026. No other terms of the notes were changed and no additional consideration was given by the Company for the amendment.

Subsequent to June 30, 2026 the Company amended the two May 20, 2025 Bridge Notes and the July 22, 2025 Note with an institutional investors, which had an original maturity dates of 12 months after the issuance date. The amendment waives the event of default and extends the maturity date to December 31, 2026. No other terms of the notes were changed and no additional consideration was given by the Company for the amendment.

On August 2, 2026 the Company entered into a convertible promissory note with an institutional investor with a $20,000 purchase price, and has a maturity of six months from the date of the note. Under the terms of the note, the Company is obligated to repay a total of $22,000 as the note includes a 10% original issue discount. In addition the note shall accrue interest at a rate of 10% per annum, and in the event of default the rate will increase to 15%. In the event of default, the Notes are convertible at the election of the noteholder, into common stock of the Company at 70% of the average VWAP price for the preceding five business days but in no event can the holder elect to convert to the extent they would beneficially own more than 4.99% of the outstanding shares.

On August 12, 2026, the Company entered into a short term note payable agreement for $125,000 with one of its investors and received cash proceeds of $100,000. The note is issued with an original issue discount (OID) of 20%, and bears interest at an annual rate of 10% on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 18% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured. In addition, in the event of default, the balance of the note shall automatically increase to 130% of the outstanding balance.

On August 12, 2026, the Company entered into a short term note payable agreement for $75,000 with one of its investors and received cash proceeds of $60,000. The note is issued with an original issue discount (OID) of 20%, and bears interest at an annual rate of 10% on the unpaid principal balance of Notes unless and until an event of default has occurred and in the event of default, accrue interest at a rate equal to 18% or, if less, the highest amount permitted by law payable from and after the occurrence and during the continuance of any event of default until the event of default is cured. In addition, in the event of default, the balance of the note shall automatically increase to 130% of the outstanding balance.

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

The Company currently operates through two primary business segments: its data center subsidiary, Centcore, and its software development division, Vero Technology Ventures (VTV).

Centcore initially entered the market through a colocation agreement with a data center facility in Melbourne, Florida. However, the Company exited that arrangement in late 2025 due to operating costs that were no longer competitive within the evolving market environment. In the first quarter of fiscal 2026, Centcore announced a strategic focus on developing and operating smaller-footprint data centers, generally targeting facilities of approximately 10,000 square feet. Building on that strategy, the Company recently unveiled plans to deploy an edge computing network utilizing its proprietary TC/DC modular data center node design, which is intended for residential, rural, and office-based deployments.

Vero Technology Ventures' operations are centered on the development and commercialization of software and artificial intelligence solutions. Its flagship AI platform, Robo Agent, is designed to enhance sales productivity and workflow automation, with its initial market focus on the residential real estate sector and future expansion planned into financial services and related industries.

In addition, VTV has developed Sportzfolio, a digital marketplace platform for the listing, marketing, and sale of sports-related properties and facilities. The platform supports a wide range of assets, including pickleball, golf, tennis, youth activity, and other specialized recreational properties. Sportzfolio is currently operational and features a user experience and property search functionality similar to leading online real estate marketplaces.

The Robo Agent initial prototype is in testing with a small group of agents with varying levels of experience and technical skills. Management believes it will be able to create its first licensing in Q4 FY2026 as it rolls out its full production version in late FY2026. It is intended only to be licensed to major players, of which most are publicly held companies. The smaller players in the industry will be sold and supported by third parties who specialize in supporting that segment of the marketplace.

The Robo Agent project has been strongly influenced by executives at one of the largest publicly held brokerages, who employs over 84,000 agents. The software will be running exclusively on the Company’s Centcore Data Center platform. Further, management believes the same user base can be engaged to deploy the new TC/DC edge computing platform aimed at residential and rural installations.

The new data center effort is focused on edge computing and is moving forward with a small engineering group set to build the first units, dubbed TC/DC and establish standards for the larger scale assembly effort. An executive with extensive data center operations is heading the project and has been working with the Company on the design of the application software for managing the network and allocation of tasks. Management is believes it can place up to 10,000 units over 2 – 3 years using its real estate agent user base to place units at residential sites, including owners of public housing, with larger installations on ranch and rural properties, and sparsely used areas such as golf courses and schools.

The Company intends to deploy three (3) models of the TC/DC, one with (2) processors, one with (5) processors and one with (10) processors. While the initial design is contemplated using Apple’s A5 processors, it expects a second vendor version as well, likely with processors from AMD, or a similar provider. Since the whole concept is low power consumption, the evaluation of “tokens per kWh” is a key factor. (A token is the measurement of computing resources used in AI operations.) The unit resembles a conventional trash can (hence the “TC” in the name) with versions intended for inside a garage, fully weatherproofed for outdoor settings, and a version to go inside of a home. The internet connection may be made by satellite (i.e. Starlink), conventional internet (Comcast, etc.) or a private 5G radio link. The battery systems will be recharged by 110v or in some cases solar panels.

Pulte Homes recently announced a prototype effort in a similar vein, though much more expensive and complicated than the TC/DC design.

https://que.com/nvidia-pulte-help-startup-deploy-mini-data-centers-in-homes/

https://www.realtor.com/news/trends/nvidia-pultegroup-span-date-center-backyard/

The Company is currently working through its corporate real estate brokerage connections to explore similar relationships with other large-scale production home builders, and regional builders. Also, with its larger relationships, it is evaluating certain rural applications where a barn or utility building might house multiple units with significant “off grid” power from solar panels.

The initial units are expected to cost around $10,000 each, dropping on volume over time.

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

Included in the above totals, effective December 31, 2024, the Company entered into Obligation Exchange Agreements pursuant to which it has converted $580,132, including $32,132 of principal and interest, of its 2024 Bridge Notes into Series A Preferred shares, which resulted in the issuance of 23,206 shares of Series A Preferred shares to three (3) of its institutional investor. This extinguishes $580,132 of its short-term debt. As of the date of this filing all FY2024 bridge notes have been extinguished. Further, during January 2025 the Company issued 4,000 shares of its Series A Preferred shares in consideration of an investment of $100,000 by three (3) of its institutional investors.

As part of the restructuring, the Company agreed to register shares of Common Stock issued and to be issued to Series A Preferred Stockholders.

Comparison of the Three Months Ended June 30, 2026, and 2025.

Revenues

We had revenues of $20,000 for the three months ended June 30, 2026, compared to $18,700 in the comparable period. The revenue for the three months ended June 30, 2026 were related to the development of a new software for a customer compared to the prior year which were related to our subsidiary Centcore, LLC, which provides data center services.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2026, were $478,872. For the comparable period in 2025, the operating expenses were $370,454. The increase is the result of the Company’s focus on establishing future business opportunities as well as development of a software platform.

Other Income and Expenses

Interest expense was $561,525 for the three months ended June 30, 2026, compared to $358,607 for the comparable period in 2025. The increase was a result of the increased debt discount amortization related to the convertible notes and day one interest charges of $210,813 related to the derivative liabilities in excess of the face value.

During the three months ended June 30, 2026, we recorded a gain on settlement of liabilities of $0, compared to $562,793 in the prior period.

During the three months ended June 30, 2026, we recorded a gain on revaluation of derivative liabilities of $137,665, compared to $68,222 in the prior period.

During the three months ended June 30, 2026 we recorded a loss on the settlement of Series A preferred shares of $94,652, compared to $8,038 in the prior period.

Comparison of the Six Months Ended June 30, 2026, and 2025.

Revenues

We had revenues of $20,000 for the six months ended June 30, 2026, compared to $35,700 in the comparable period. The revenue for the six months ended June 30, 2026 were related to the development of a new software for a customer compare to the prior year which were related to our subsidiary Centcore, LLC, which provides data center services.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2026, were $831,801. For the comparable period in 2025, the operating expenses were $654,440. The increase is the result of the Company’s focus on establishing future business opportunities as well as development of a software platform.

Other Income and Expenses

Interest expense was $879,764 for the six months ended June 30, 2026, compared to $750,656 for the comparable period in 2025. The increase was a result of increased debt discount amortization and day one interest charges of $210,813 related to the derivative liabilities in excess of the face value.

Interest expense – related parties was $0 for the six months ended June 30, 2026, compared to $2,297 in the prior period. The decrease was a result of reduced debt balances in the current period.

During the six months ended June 30, 2026, we recorded a gain on settlement of liabilities of $0, compared to $562,793 in the prior period.

During the six months ended June 30, 2026, we recorded a gain on revaluation of derivative liabilities of $133,277, compared to $4,430,867 in the prior period.

During the six months ended June 30, 2026, we recorded a loss on revaluation of Series A preferred shares of $196,385, compared to $259,015 in the prior period.

Liquidity and Capital Resources

To date, we have not generated sufficient revenue from operations to support our operations. We have financed our operations through the sale of equity securities and short-term borrowings. As of August 17, 2026, we had cash of approximately $5,700 compared to cash of approximately $8,000 as of June 30, 2026. Our Company’s recurring losses from operations, negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $495,106 for the six months ended June 30, 2026. This is the result of the development of its new software platforms and other administrative activities. Cash used in operations for the six months ended June 30, 2025 was $188,060.

Net cash used in investing activities was the result of the Company advancing $55,000 in unsecured funds to an unrelated third party for the six months ended June 30, 2026 compared to no investing activities for the six months ended June 30, 2025.

Net cash provided by financing activities for the six months ended June 30, 2026, was $457,233, compared to $187,382 for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2026 was the result of cash proceeds from convertible promissory notes of $471,000, offset by the repayment of principal on the SBA loan in the amount of $13,767. Cash provided by financing activities for the six months ended June 30, 2025, was the result of cash proceeds from sales of Series A preferred shares of $100,000 and cash proceeds from notes payable of $100,000, offset by the repayment of principal on the SBA loan in the amount of $12,618.

At June 30, 2026 we had the following current liabilities which are payable in cash: Accounts payable and accrued liabilities of $4.1 million; notes payable of $0.6 million; convertible notes payable of $0.7 million; SBA Loan Payable of $0.4 million; legal settlements of $3.5 million; accrued interest payable of $0.5 million; and other current liabilities of $0.2 million. We also have the following liabilities which are payable in stock: derivative liabilities of $0.8 million, Series A Preferred Stock liability of $11.6 million and preferred stock dividends payable of $0.03 million.

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

The following table summarizes the status of our property-related settlements as noted above and the total settlement amounts as of the date of the filing:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$125,268	$613,759	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$89,615	$514,965	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$101,340	$516,946	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$81,960	$300,960	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	154,892	$1,003,656	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$553,075	$3,505,843

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

●

Estimates and assumptions used in the valuation of derivative liabilities: Management utilizes a Monte Carlo model and the Black Scholes option pricing model to estimate the fair value of derivative liabilities. The models include subjective assumptions that can materially affect the fair value estimates.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has a number of legal situations involved with the winding down of its clinic business activities. These include claims regarding certain construction contracts and cancellation of leases as noted below:

LOCATION	PROPERTY NAME	ORIGINAL OBLIGATION	SETTLEMENT AMOUNT	DATE OF AWARD	INTEREST RATE	INTEREST ACCRUED ON SETTLEMENT	TOTAL SETTLEMENT OBLIGATION	TYPE OF SETTLEMENT
WAYZETTA, MN	WAZETTA BAY	$407,000	$25,000	NA	-	-	$25,000	CASH PAYMENT OBLIGATION
EAGAN, MN	VIKINGS	$767,000	$488,491	12/7/2023	10%	$125,268	$613,759	DEFAULT JUDGEMENT
ST. LOUIS PARK, MN	EXCELSIOR	$673,000	$425,350	5/22/2024	10%	$89,615	$514,965	DEFAULT JUDGEMENT
ST. PAUL, MN	CONTINENTAL 560	$1,153,000	$415,606	1/22/2024	10%	$101,340	$516,946	DEFAULT JUDGEMENT
MAPLE GROVE, MN	BUTTNICK	$1,153,127	$219,000	10/3/2022	10%	$81,960	$300,960	SETTLEMENT AGREEMENT
DENVER, CO	RADIANT	$782,000	$530,557		-	-	$530,557	DISMISSED
DENVER, CO	QUINCY	$1,079,000	$848,764	11/14/2023	12%	154,892	$1,003,656	DEFAULT JUDGEMENT
	TOTAL	$6,014,127	$2,952,768			$553,075	$3,505,843

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

Administrative office

On June 24, 2021, we entered into an agreement to open an administrative office in St. Louis Park, Minnesota. The initial lease term was 2.5 years. Fixed rent payments under the initial term were approximately $244,000. We believe that there is no further obligation in this situation, but we do not have such documented in writing at this time.

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

ITEM 2. SALE OF UNREGISTERED SECURITIES

During the period ending June 30, 2026 the Company made the following issuances of restricted common stock

Issuance of Restricted Common Stock for Series X Preferred Stock Dividends

During the three months ended June 30, 2026, the Company issued 222,142 shares of common stock for dividends payable on its Series X Preferred Stock

Issuance of Restricted Common Stock for the Redemption of Series A Preferred Stock

During the three months ended June 30, 2026, the Company issued 2,922,915 shares of its restricted common stock in order to redeem $201,400 of its Series A Preferred stock.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2026, to be signed on its behalf by the undersigned, thereunto duly authorized.

MITESCO, INC.

Dated: August 17, 2026	By:	/s/ Brian Valania
Brian Valania
Chief Executive Officer and Chief Financial Officer